Form 10-K405
COMMERCE BANCORP INC /NJ/
filed 1995-03-30
CIK 715096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1994

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from __________________ to __________________.
     Commission File #0-12874

                             COMMERCE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

        New Jersey                                     22-243346
(State of other jurisdiction            (I.R.S. Employee Identification Number)
    of incorporation
    or organization)

     Commerce Atrium                                   08034-5400
   1701 Route 70 East                                  (Zip Code)
 Cherry Hill, New Jersey
 (Address of principal
   executive offices

        Registrant's telephone number, including area code: 609-751-9000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                 Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of voting stock held by non-affiliates of the Registrant is $154,656,000.(1)

                      APPLICABLE ONLY TO CORPORATE ISUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock $1.5625 Par Value                           10,570,977
      Title of Class                    No. of Shares Outstanding as of 3/10/95

Series C ESOP Cumulative Convertible                      417,000
        Preferred Stock                 No. of Shares Outstanding as of 3/10/95
        Title of Class

DOCUMENTS INCORPORATED BY REFERENCE

     Parts II and IV incorporate certain information by reference from the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994 (the "Annual Report"). Part III incorporates certain information by reference from the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders.

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Registrant's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, and shareholders owning in excess of 10% of the Registrant's Common Stock multiplied by the last sale price for the Registrant's Common Stock on March 10, 1995. The information provided shall in no way be construed as an admission that the officer, director, or 10% shareholder in the Registrant may be deemed an affiliate of the Registrant or that he is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the recordkeeping purpose of the Securities and Exchange Commission.

                         COMMERCE BANCORP, INC.
                    FORM 10-K CROSS-REFERENCE INDEX

The preceding Annual Report and Form 10-K incorporates into a single document the requirements of the accounting profession and the Securities and Exchange Commission. There has been no action by the Commission, however, to approve or disapprove or pass upon the accuracy or adequacy of the Annual Report and Form 10-K.


Part I
Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders
          (This item is omitted since no matters were submitted for security vote during the fourth quarter of 1994.)

Part II
Item 5.   Market for the Registrants Common Stock and Related
          Stockholders Matters
Item 6.   Selected Financial Data
Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations
Item 8.   Financial Statements and Supplementary Financial Data
Item 9. Disagreements on Accounting and Financial Disclosure (This item is omitted since it is not applicable)

Part III
Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Management Remuneration and Transactions
Item 12.  Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions
          (The information required by the items in this part has been omitted since it will be contained in thedefinitive proxy statement to be filed pursuant toRegulation 14A.)

Part IV
Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K
          (a) (3) - Exhibits:

          3.1 Restated Certificate of Incorporation of the Company, as amended.(I)
          3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Company, setting forth the preferences, limitations and relative rights of the Company's Series C ESOP Cumulative Convertible Preferred Stock. (I)
          3.3  By-laws of the Company, as amended. (C)
          4.1 Form of Trust Indenture, dated July 15, 1993, between the Company and United Jersey Bank, with respect to the Company's $23,000,000 8 3/8% Subordinated Notes due July 15, 2003. (I)
         10.1 Ground lease, dated July 1, 1984, between Commerce NJ and Group Four Equities, relating to the branch office in Gloucester Township, New Jersey. (A)
         10.2 Ground lease, dated April 15, 1986, between Commerce NJ and Mount Holly Equities, relating to Commerce NJ's branch office in Mt. Holly, New Jersey. (C)
        *10.3  The Company's 1984 Incentive Stock Option Plan. (A)
        *10.4  The Company's Employee Stock Ownership Plan. (F)
         10.5 Lease, dated March 29, 1985, between Commerce PA and Devon Properties (Ltd.), and lease dated September 4, 1985, between Commerce PA and Devon Properties (Ltd.), relating to Commerce PA's branch office in Devon, Pennsylvania. (B)

         10.6 Assignment of Lease and Assumption Agreement dated November 30, 1987, between the Company and Commerce PA, relating to Commerce PA's branch office in Devon, Pennsylvania. (C)
         10.7 Lease between the Company and Astoria Associates, relating to the Company's and Commerce NJ's headquarters facilities. (B)
         10.8 Ground lease, dated April 15, 1986, between Commerce NJ and U.S. Equities, relating to one of Commerce NJ's branch offices in Washington Township, New Jersey. (D)
         10.9 Ground lease, dated February 1, 1988, between Commerce NJ and Diversified Properties of New Jersey, relating to one of Commerce NJ's branch offices in Washington Township, New Jersey. (D)
        10.10 Ground lease, dated February 15, 1988, between Commerce NJ and Diversified Properties of New Jersey, relating to one of Commerce NJ's branch offices in Cherry Hill, New Jersey. (D)
       *10.11  The Company's 1989 Stock Option Plan for Non-Employee
               Directors. (E)
       *10.12  A copy of employment contracts with Vernon W. Hill, II,
               C. Edward Jordan, Jr., and Peter Musumeci, Jr., dated
               January 2, 1992. (G)
       *10.13  A copy of the Retirement Plan for Outside Directors of
               Commerce Bancorp, Inc. (H)
       *10.14  The Company's 1994 Employee Stock Option Plan.
        10.15  Term Loan Agreement between Commerce Bancorp, Inc. Employee
               Stock Ownership Trust and Mellon Bank, N.A. dated as of
               November 29, 1994.
         11.1  Computation of Net Income Per Share.
         13.1 Portion of Annual Report to Shareholders for the year ended December 31, 1994.
         21.1 Subsidiaries of the Company (incorporated by reference from PART I, Item 1. "BUSINESS" of this Report on Form 10-K.)
         23.1  Consent of Ernst & Young LLP

         (A) Incorporated by reference from the Company's Registration Statement on Form S-1, and Amendments Nos. 1 and 2 thereto (Registration No. 2-94189).
         (B) Incorporated by reference from the Company's Registration Statement on Form S-2 (Registration No 33-12603).
         (C) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
         (D) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
         (E) Incorporated by reference from the Company's Registration Statement on Form S-2, and Amendments Nos. 1 and 2 thereto (Registration No. 33-31042).
         (F) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
         (G) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
         (H) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
         (I) Incorporated by reference from the Company's Registration Statement on Form S-2 and Amendments Nos. 1 and 2 thereto (Registration No. 33-62702).

               * Management contract or compensation plan or arrangement.

       (b) There were no reports on Form 8-K filed in the fourth quarter of 1994.
       (c)(d) Exhibits and Financial Statement Schedules - All other exhibits and schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.
Item 15.  Signatures

Item 1. Business

General

     Commerce Bancorp, Inc. (the "Company") is a New Jersey business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). The Company was incorporated on December 9, 1982 and became an active bank holding company on June 30, 1983 through the acquisition of 100% of the outstanding shares of Commerce Bank, N.A. ("Commerce NJ"). On January 2, 1987, the Company acquired all of the outstanding shares of Commerce Bank/Pennsylvania, N.A. ("Commerce PA"). On December 31, 1988, the Company acquired all of the outstanding shares of Citizens State Bank of New Jersey, Forked River, which was subsequently converted to a national charter and renamed Commerce Bank/Shore, N.A. ("Commerce Shore"). On September 30, 1993, the Company acquired all of the outstanding shares of The Coastal Bank, Ocean City, New Jersey ("Coastal"), which was merged into Commerce NJ.

     Except as otherwise indicated, all references herein to the Company include Commerce NJ, Commerce PA, and Commerce Shore.

     The Company's principal executive offices are located at Commerce Atrium, 1701 Route 70 East, Cherry Hill, New Jersey 08034-5400, and its telephone number is (609) 751-9000.

     The total number of full-time equivalent persons employed by the Company was 1,158 as of December 31, 1994. The Company believes that its relationship with its employees is good.

Commerce NJ

     Commerce NJ provides retail and commercial banking services through 32 retail branch offices in Camden, Burlington, Gloucester, Atlantic, and Cape May Counties in Southern New Jersey. It currently has six offices in Cherry Hill, three offices in Washington Township, two offices each in Marlton, Medford, and Moorestown, and one office each in Atco, Bellmawr, Berlin, Brigantine, Glassboro, Gloucester Township, Haddonfield, Marmora, Mt. Holly, Northfield, Ocean City, Sicklerville, Somers Point, Voorhees, West Deptford, Williamstown, and Woodbury. Commerce NJ's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

     In March of 1995, Commerce NJ acquired Cypress Securities, Inc., a municipal bond underwriter and investment banking company. Vernon W. Hill, II, the Chairman, President, and Chief Executive Officer of the Company, was the principal shareholder of Cypress Securities, Inc.

     As of December 31, 1994, Commerce NJ had total assets of $1.878 billion, total deposits of $1.457 billion and total stockholders' equity of $99.4 million.

Service Area

     Commerce NJ's primary service area includes Burlington, Camden, Gloucester, Atlantic, and Cape May Counties, New Jersey. Commerce NJ has attempted to locate its branches in the fastest growing communities within its service area. Retail deposits gathered through these focused branching activities are used to support Commerce NJ's lending throughout Southern New Jersey.

Retail Banking Activities

     Commerce NJ provides a broad range of retail banking services and products, including free checking accounts (subject to minimum balances) and savings programs, money market accounts, negotiable orders of withdrawal ("NOW") accounts, certificates of deposit, safe deposit facilities, consumer loan programs (including installment loans for home improvement and the purchase of consumer goods and automobiles), home equity and Visa Gold card revolving lines of credit, overdraft checking, and automated teller facilities. Commerce NJ also offers construction loans and permanent mortgages for houses.

Trust Activities

     Commerce NJ offers trust services primarily focusing on corporate trust activities, particularly as bond trustee, paying agent, and registrar for municipal bond offerings.

Commercial Banking Activities

     Commerce NJ offers a broad range of commercial banking services, including free checking accounts (subject to minimum balances), night depository facilities, money market accounts, certificates of deposit, short-term loans for seasonal or working capital purposes, term loans for fixed assets and expansion purposes, revolving credit plans, and other commercial loans to fit the needs of its customers. Commerce NJ also finances the construction of business properties and makes real estate mortgage loans on completed buildings. Where the needs of a customer exceed Commerce NJ's legal lending limit for any one customer (approximately $16.3 million as of December 31, 1994), Commerce NJ may participate with other banks, including Commerce PA and Commerce Shore, in making a loan.

Commerce PA

     In 1987, the Company acquired all of the issued and outstanding shares of capital stock of Commerce PA. As a result of this transaction, Commerce PA became a wholly-owned subsidiary of the Company.

     Commerce PA was organized as a national bank on December 28, 1983 and commenced operations on June 29, 1984. As of December 31, 1994, Commerce PA had total assets of $211.9 million, total deposits of $198.4 million and total stockholders' equity of $12.2 million.

     Commerce PA provides retail and commercial banking services through seven retail branch offices in Philadelphia, Chester, Delaware, and Montgomery Counties in Southeastern Pennsylvania. It currently has one office in Center City Philadelphia and one office each in the Philadelphia suburbs of Devon, Haverford, Newtown Square, Springfield, Wayne, and Whitpain. Commerce PA's deposits are insured by the FDIC.

     Commerce PA generally provides the same retail and commercial banking services and products as Commerce NJ and Commerce Shore. Commerce PA does not offer trust services.

Commerce Shore

     In 1988, the Company acquired all of the issued and outstanding shares of capital stock of Commerce Shore. As a result of this transaction, Commerce Shore became a wholly-owned subsidiary of the Company.

     Commerce Shore was organized as a state-chartered bank on December 8, 1972 and commenced operations on January 29, 1973. In 1989, Commerce Shore converted to a national charter. As of December 31, 1994, Commerce Shore had total assets of $216.3 million, total deposits of $201.6 million, and total stockholders' equity of $13.4 million.

     Commerce Shore provides retail and commercial banking services through five retail branch offices in Ocean County, New Jersey. It currently has two offices in Forked River and one office each in Barnegat, Long Beach Island, and Manahawkin. Commerce Shore's deposits are insured by the FDIC.

     Commerce Shore generally provides the same retail and commercial banking services and products as Commerce NJ and Commerce PA. Commerce Shore does not offer trust services.

Other Activities

     Commerce NJ Equities Corporation, a New Jersey corporation, is a wholly-owned subsidiary of Commerce NJ which purchases, holds and sells investments of Commerce NJ. Commerce Shore Equities Corporation, a New Jersey corporation, is a wholly-owned subsidiary of Commerce Shore which purchases, holds, and sells investments of Commerce Shore.

     As part of the Commerce network, the Company has investments in Commerce Bank/Harrisburg, Camp Hill, Pennsylvania (16.5% on a fully diluted basis) and Independence Bancorp, Inc., Ramsey, New Jersey (12.5% on a fully diluted basis), and provides certain marketing and support services to each.

Competition

     The Company's service area is characterized by intense competition in all aspects and areas of its business from commercial banks, savings and loan associations, mutual savings banks, and other financial institutions. Other competitors, including credit unions, consumer finance companies, factors, insurance companies, and money market mutual funds, compete with certain lending and deposit gathering services offered by the Company. Many competitors have substantially greater financial resources and larger lending limits and larger branch systems than those of the Company.

     In commercial transactions, Commerce NJ's, Commerce PA's, and Commerce Shore's legal lending limit to a single borrower (approximately $16.3 million, $2.0 million, and $2.2 million, respectively, as of December 31, 1994) enables them to compete effectively for the business of smaller and mid-sized businesses. However, these legal lending limits are considerably lower than that of various competing institutions and thus may act as a constraint on Commerce NJ's, Commerce PA's, and Commerce Shore's effectiveness in competing for financing in excess of these limits.

     The Company believes that it is able to compete on a substantially equal basis with larger financial institutions because it offers longer hours of operation than those offered by most of its competitors, free checking accounts for customers maintaining certain minimum balances, and competitive interest rates on savings and time accounts with low minimum deposit requirements.

     The Company seeks to provide personalized services through management's knowledge and awareness of its market area, customers and borrowers. The Company believes this knowledge and awareness provides a business advantage in serving the retail depositors and the small and mid-sized commercial borrowers that comprise the Company's customer base.

Supervision and Regulation

The Company

     The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("Holding Company Act"), and is therefore subject to regulation by the Board of Governors of the Federal Reserve System ("FRB").

     Under the Holding Company Act, the Company is required to secure the prior approval of the FRB before it can merge or consolidate with any other bank holding company or acquire all or substantially all of the assets of any bank or acquire direct or indirect ownership or control of any voting shares of any bank that is not already majority owned by it, if after such acquisition it would directly or indirectly own or control more than 5% of the voting shares of such bank. The Holding Company Act currently also prohibits the acquisition, directly or indirectly, by the Company of voting shares of, or interests in, or all or substantially all of the assets of, any bank located outside the State of New Jersey in a transaction requiring FRB approval unless an acquisition is specifically authorized by the laws of the state in which such bank is located. See "Recent Legislation."

     The Company is generally prohibited under the Holding Company Act from engaging in, or acquiring direct or indirect ownership or control or more than 5% of the voting shares of any company engaged in non-banking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such a determination, the FRB considers whether the performance of these activities by a bank holding company can reasonably be expected to produce benefits to the public which outweigh the possible adverse effects. The FRB has by regulation determined that certain activities are closely related to banking within the meaning of the Holding Company Act. These activities include, among others, operating a mortgage, finance, credit card, or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; and certain stock brokerage and investment advisory services.

     In addition, under the Holding Company Act, the Company is required to file periodic reports of its operations with, and is subject to examination by, the FRB.

     The Company is under the jurisdiction of the Securities and Exchange Commission and various state securities commissions for matters relating to the offering and sale of its securities and is subject to the Securities and Exchange Commission's rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitation, and insider trading.

     The Company, as an affiliate of Commerce NJ, Commerce PA, and Commerce Shore within the meaning of the Federal Reserve Act, is subject to certain restrictions under the Federal Reserve Act regarding, among other things, extensions of credit to it by Commerce NJ, Commerce PA, and Commerce Shore, and the use of the stock or other securities of the Company as collateral for loans by Commerce NJ, Commerce PA, and Commerce Shore to any borrower. Further, under the Federal Reserve Act and the FRB regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit or provisions of property or services. These so-called "anti-tie-in provisions" generally provide that a bank may not extend credit, lease or sell property or furnish any service, or fix or vary the consideration for any of the foregoing, to a customer on the condition or requirement that the customer provide some additional credit, property, or service to (obtain the same from) the bank, the bank's holding company or any other subsidiary of the bank's holding company, or on the condition or requirement that the customer not obtain other credit, property, or services from a competitor of the bank, the bank's holding company or any subsidiary of the bank's holding company.

     New Jersey has enacted legislation (the "New Jersey Law") which permits bank holding companies in New Jersey to acquire banks and bank holding companies located outside the State of New Jersey. The New Jersey Law also permits bank holding companies located in any state which has legislation reciprocal with New Jersey to acquire control of banks and bank holding companies located in New Jersey. The following states, among others, have been determined by the New Jersey State Department of Banking to have legislation reciprocal with New
Jersey: New York, Pennsylvania, and Delaware. All interstate acquisitions involving New Jersey banks or bank holding companies require the prior approval of the New Jersey Department of Banking.

     Pennsylvania law allows bank holding companies located outside the Commonwealth of Pennsylvania to acquire Pennsylvania banks and bank holding companies, if the state in which the acquirer is located grants reciprocal acquisition rights to Pennsylvania bank holding companies. All interstate acquisitions involving Pennsylvania banks or bank holding companies require the prior approval of the Pennsylvania Department of Banking.

Commerce NJ, Commerce PA, and Commerce Shore

     Commerce NJ, Commerce PA, and Commerce Shore, as national banks, are subject to the National Bank Act. Each is also subject to the supervision of, and is regularly examined by, the Office of the Comptroller of the Currency ("OCC") and is required to furnish quarterly reports to the OCC. The approval of the OCC is required for the establishment of additional branch offices by any national bank, subject to applicable state law restrictions. Under present New Jersey law, Commerce NJ and Commerce Shore would be permitted to operate offices at any location in New Jersey which is approved by the OCC. Under present Pennsylvania law, Commerce PA would be permitted to operate offices within any county in Pennsylvania, subject to the prior approval of the OCC. Present law generally forbids branching across state lines.

     Under the Community Reinvestment Act, as amended ("CRA"), as implemented by OCC regulations, a bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires the OCC to assess an institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution's CRA rating and requires that the OCC provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. An institution's CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. In addition, under applicable regulations a bank having a less than satisfactory rating is not entitled to participate on the bid list for Resolution Trust Corporation and FDIC offerings. In 1994, Commerce NJ and Commerce PA each received a "needs to improve" rating, which is the rating immediately below "satisfactory." Since the banks' receipt of the "needs to improve" ratings seven branch applications have been approved by the OCC of which five were opened in 1994 and the balance of which are scheduled to open in 1995. Continued "needs to improve" ratings could have an effect on the ability of either bank to expand in the future. The Company has taken steps to improve each bank's performance under CRA including strengthening its ongoing commitment to small business lending and expanding its commitment to specialized lending to low and moderate income areas within the Company's market areas. There can be no assurances that the Company's efforts will be successful and that either rating will improve.

     Commerce NJ, Commerce PA, and Commerce Shore are members of the FDIC and members of the FRB and, therefore, are subject to additional regulation by these agencies. Some of the aspects of the lending and deposit business of Commerce NJ, Commerce PA, and Commerce Shore which are regulated by these agencies include personal lending, mortgage lending and reserve requirements. The operation of Commerce NJ, Commerce PA, and Commerce Shore are also subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

     Commerce NJ, Commerce PA, and Commerce Shore are subject to certain limitations on the amount of cash dividends that they can pay. See Note 18 of the Company's Notes to Consolidated Financial Statements which appears elsewhere herein.

Recent Legislation

     On September 29, 1994, the President signed into law the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Act"). Among other things, the Interstate Act permits bank holding companies to acquire banks in any state one year after enactment. Beginning June 1, 1997, a bank may merge with a bank in another state as long as both states have not opted out of interstate branching between the date of enactment of the Interstate Act and May 31, 1997. States may enact laws opting out of interstate branching before June 1, 1997, subject to certain conditions. States may also enact laws permitting interstate merger transactions before June 1, 1997 and host states may impose conditions on a branch resulting from an interstate merger transaction that occurs before June 1, 1997, if the conditions do not discriminate against out-of-state banks, are not preempted by Federal law, and do not apply or require performance after May 31, 1997. Interstate acquisitions and mergers would both be subject, in general, to certain concentration limits and state entry rules relating to the age of the bank.

     Under the Interstate Act, the Federal Deposit Insurance Act is amended to permit the responsible Federal regulatory agency to approve the acquisition of a branch of an insured bank by an out-of-state bank or bank holding company without the acquisition of the entire or the establishment of a "de novo" branch only if the law of the state in which the branch is located permits out-of-state to acquire a branch of a bank without acquiring the bank or permits out-of-state banks to establish "de novo" branches.

     On September 23, 1994, the President signed into law the "Riegle Community Development and Regulatory Improvement Act of 1994" (the "Development Act"). Among other things, the Development Act establishes a $382 million fund (the "Fund") to promote economic development and credit availability in underserved communities by providing financial and technical assistance to community development financial institutions ("CDFI's").

     CDFI's include banks, savings associations, and bank holding companies which have a primary mission of promoting community development. Institutions receiving monies from the Fund will be required to provide matching funds dollar for dollar. Under the Fund, a CDFI may receive up to $5 million over a 3-year period, with affiliates in other states not presently served eligible to receive up to an additional $3.75 million over 3 years.

     One third of the Fund will be used to finance the Bank Enterprise Act, an existing (but previously unfunded) incentive program designed to encourage depository institutions to increase funding in distressed neighborhoods.

     In addition to the above, the Development Act contains provisions relating to, among others, small business capital formation, small business loan securitization, consumer protection for "reverse mortgages," paperwork reduction and, reform of the national flood insurance program.

     The foregoing necessarily is a summary and general description of certain provisions of each of the Interstate Act and the Development Act and does not purport to be complete. Many of the provisions of each will be implemented through the adoption of regulation by the various Federal banking agencies. Moreover, many of the significant provisions of the legislation have not yet become effective. As of the date thereof, the Company is continuing to study the legislation and regulations relating to the legislation but cannot yet assess its impact on the Company.

National Monetary Policy

     In addition to being affected by general economic conditions, the earnings and growth of the Company, Commerce NJ, Commerce PA, and Commerce Shore are affected by the policies of regulatory authorities, including the OCC, the FRB, and the FDIC. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, setting the discount rate, and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

     The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of the Company, Commerce NJ, Commerce PA, and Commerce Shore cannot be predicted.

Legal Proceedings

     Other than routine litigation incidental to its business, none of the Company, Commerce NJ, Commerce PA, Commerce Shore, or any of their properties is subject to any material legal proceedings, nor are any such proceedings known to be contemplated.

Employee Stock Ownership Plan

     Effective January 1, 1989, the Company's Board of Directors approved the restatement of the Company's Stock Bonus Plan to an Employee Stock Ownership Plan ("ESOP"). The ESOP is intended to be a qualified retirement plan established and maintained in accordance with the Employee Retirement Income Security Act of 1974 for the benefit of the Company's and its bank subsidiaries' eligible employees. The ESOP is intended to invest primarily in "Qualifying Employer Securities" (i.e., common stock or preferred stock which is convertible into common stock). The assets of the ESOP are held in a trust fund pursuant to a Trust Agreement. The trustees under the Trust Agreement are authorized to invest up to 100% of the trust fund in Qualifying Employer Securities. The trustees are also authorized to borrow money for the purpose of purchasing Qualifying Employer Securities.

     Generally, each participant in the ESOP is entitled to direct the trustees with respect to the voting rights, if any, of the Qualifying Employer Securities allocated to the participant's account. In other cases (i.e., unallocated shares), the voting of shares held by the ESOP is determined by the trustees. The current trustees are Vernon W. Hill, II and C. Edward Jordan, Jr., the trustees under the Company's former Stock Bonus Plan.

     The Company is responsible for the operation and administration of the ESOP. The Company determines investment policies under which the trustees act. These duties are carried out by a committee appointed by the Board of Directors. The Board of Directors has the sole responsibility to appoint and remove members of the committee of trustees, to determine the amount of contributions to the ESOP by the Company and its subsidiary banks, and to amend or terminate, in whole or in part, the ESOP or the Trust Agreement.

     The Company's Board of Directors approved the creation of a new series of cumulative convertible preferred stock known as "Series C ESOP Cumulative Convertible Preferred Stock." On January 31, 1990, the ESOP borrowed $7.5 million from another financial institution to complete the purchase of 417,000 shares of Series C ESOP Cumulative Convertible Preferred Stock from the Company, at $18.00 per share, with an annual dividend rate of $1.35. This loan was guaranteed by the Company. During 1994, the loan was refinanced with another financial institution, also with the guarantee of the Company. The balance of the loan at December 31, 1994 was $5,385,000.

     At December 31, 1994, the ESOP owned of record approximately 6.5% of the Company's Common Stock outstanding on a fully diluted basis. Of the shares owned of record at such date approximately 35% have been allocated to participants' accounts.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          Commerce Bancorp, Inc.

Date: March 24, 1995                              By /s/ Vernon W. Hill, II
                                                         Vernon W. Hill, II
                                                         Chairman of the Board
                                                         and President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                    Date

/s/ Vernon W. Hill, II              Chairman of the Board       March 24, 1995
Vernon W. Hill, II                  and President
                                    (Principal Executive
                                    Officer)

/s/ C. Edward Jordan, Jr.           Executive Vice              March 24, 1995
Edward Jordan, Jr.                  President and Director
                                    (Principal Financial
                                    and Accounting Officer)

/s/ Robert C. Beck                  Secretary                   March 24, 1995
Robert C. Beck

/s/ David Baird, IV                 Director                    March 24, 1995
David Baird, IV

/s/ Jack R Bershad                  Director                    March 24, 1995
Jack R Bershad

/s/ Morton N. Kerr                  Director                    March 24, 1995
Morton N. Kerr

/s/ Steven M. Lewis                 Director                    March 24, 1995
Steven M. Lewis

/s/ Daniel J. Ragone                Director                    March 24, 1995
Daniel J. Ragone

/s/ Joseph T. Tarquini, Jr.         Director                    March 24, 1995
Joseph T. Tarquini, Jr.