Form 10-K405/A
period 1994-12-31
COMMERCE BANCORP INC /NJ/
filed 1995-05-15
CIK 715096

The following Items were the subject of a
                                Form 12b-25 and are included herein: Items 10-13

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K/A-1

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission File Number 0-12874

                             COMMERCE BANCORP, INC.
             (Exact name of Registrant as specified in its charter)


                                                   Commerce Atrium
             New Jersey                           1701 Route 70 East
 (State or other jurisdiction of              Cherry Hill, NJ 08034-5400
  incorporation or organization)            (Address of principal executive
                                              offices including zip code)

                                   22-2433468
                                (I.R.S. Employer
                             Identification Number)

                                 (609) 751-9000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
                                (Title of class)

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $1.5625 par value
                                (Title of class)

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing
requirements for the past 90 days.                YES X           NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant is $154,656,000.1


- --------
     1 The aggregate dollar amount of the voting stock set forth equals the number of shares of the Registrant's common stock outstanding, reduced by the amount of common stock held by officers, directors and shareholders owning in excess of 10% of the registrant's common stock, multiplied by the last sale price for the Registrant's common stock on March 10, 1995. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Registrant may be deemed an affiliate of the Registrant or that he is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the record-keeping purposes of the Securities and Exchange Commission.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $1.5625 Par Value               10,570,977
                 Title of Class               No. of Shares Outstanding
                                                     as of 3/10/95
           Series C ESOP Cumulative
          Convertible Preferred Stock                  417,000
                 Title of Class               No. of Shares Outstanding
                                                    as of 3/10/95

                      DOCUMENTS INCORPORATED BY REFERENCE
     Parts II and IV incorporate certain information by reference from the Registrants Annual Report to Shareholders for the fiscal year ended December 31, 1994 (the "Annual Report").

                                EXPLANATORY NOTE

         This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission on March 30, 1995 (the "1994 10-K"), is being filed to provide the disclosure required by Items 10 through 13 of Form 10-K which the Registrant had incorporated into the 1994 10-K by reference to its proxy statement for the Registrant's 1995 annual meeting of shareholders. Since the Registrant did not file its definitive proxy statement within 120 days after the end of the fiscal year covered by the 1994 10-K, the information required by Items 10 through 13 of Form 10-K is accordingly set forth below.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.

         Directors and Executive Officers

         The following table sets forth certain information with respect to the directors and executive officers of Commerce Bancorp., Inc. (the "Company") and the executive officers of the Company's banking subsidiaries.

Name                          Age                    Positions with the Company and Subsidiaries
Vernon W. Hill, II            49            Chairman and President of the Company; Chairman and President
                                            of Commerce NJ; Chairman and President of Commerce PA; Chairman
                                            of Commerce Shore

C. Edward Jordan, Jr.         51            Executive   Vice  President  and  Director  of  the  Company;
                                            Executive Vice President and Director of Commerce NJ

Robert C. Beck                59            Secretary and Director of the Company; Secretary and Director
                                            of Commerce NJ

David Baird, IV               58            Director of the Company and Commerce NJ

Jack R Bershad                64            Director of the Company, Commerce NJ and
                                            Commerce PA

Morton N. Kerr                64            Director of the Company and Commerce NJ

Steven M. Lewis               45            Director of the Company, Commerce NJ and
                                            Commerce PA

Daniel J. Ragone              67            Director of the Company and Commerce NJ

Joseph T. Tarquini, Jr.       59            Director of the Company and Commerce NJ

Peter M. Musumeci, Jr.        44            Executive Vice President,  Senior Credit  Officer,  Treasurer
                                            and  Assistant  Secretary  of  the  Company;  Executive  Vice
                                            President  of  Commerce  NJ;  Director  of  Commerce  PA  and
                                            Commerce Shore.

Robert D. Falese, Jr.         48            Executive Vice President and Senior Loan Officer of Commerce NJ.

David Wojcik                  42            Senior Vice President of the Company.

Dennis M. DiFlorio            41            Senior Vice President of Commerce NJ.

         Mr. Hill, a director of Commerce NJ since 1973 and the Company since 1982, has been Chairman and/or President of Commerce NJ since 1973 and Chairman and President of the Company since 1982. Mr. Hill also has been Chairman of the Board and/or President of Site Development, Inc., Cherry Hill, New Jersey, a developer of real estate, since 1968. Mr. Hill has been Chairman of the Board of Directors of Commerce PA from June 1984 to June 1986 and from January 1987 to the present, a director of Commerce Bank/Harrisburg, Camp Hill, Pennsylvania since 1985, and the Chairman of Commerce Shore since January, 1989.

         Mr. Jordan, a director of Commerce NJ since 1974 and the Company since 1982, has been Executive Vice President of Commerce NJ since 1974 and Executive Vice President of the Company since 1982.

         Mr. Beck, a director of Commerce NJ since 1973 and the Company since 1982, has been Secretary of Commerce NJ since 1973 and Secretary of the Company since 1982. Mr. Beck also has been a partner of the law firm of Parker, McCay & Criscuolo, Marlton, New Jersey since 1987.

         Mr. Baird, a director of the Company and Commerce NJ since 1988, has been President of Haddonfield Lumber Company, Inc., Cherry Hill, New Jersey since 1962.

         Mr. Bershad, a director of Commerce PA since 1984 and the Company and Commerce NJ since 1987, has been a partner of the law firm of Blank, Rome, Comisky & McCauley, Philadelphia, Pennsylvania and Cherry Hill, New Jersey, since 1964 and its Chairman since 1990.

         Mr. Kerr, a director of Commerce NJ since 1973 and the Company since 1982, has been President of Markeim-Chalmers, Inc., Realtors, Cherry Hill, New Jersey, since 1965.

         Mr. Lewis, a director of Commerce PA since 1984 and a director of the Company and Commerce NJ since 1988, has been President of U.S. Restaurants, Inc., Blue Bell, Pennsylvania since 1985 and President of S. J. Dining, Inc. since 1986.

         Mr. Ragone, a director of Commerce NJ since 1981 and the Company since 1982, has been Chairman of the Board and President of Raible, Lacatena & Beppel, C.P.A., Haddonfield, New Jersey, or its predecessor firms, since 1960.

         Mr. Tarquini, a director of Commerce NJ since 1973 and the Company since 1982, has been President of The Tarquini Organization, A.I.A., Camden, New Jersey, since 1980. Prior thereto, he had been a partner in its predecessor firms.

         Mr. Musumeci has been an Executive Vice President and Senior Credit Officer of the Company since 1986; Treasurer and Assistant Secretary of the Company since 1984; Executive Vice President of Commerce NJ since 1986; Director of Commerce PA since 1987 and Commerce Shore since 1989.

         Mr. Falese has been Executive Vice President and Senior Loan Officer of Commerce NJ since 1992. From 1990 to 1992, Mr. Falese was President and Chief Executive Officer of Sterling Bank, Mount Laurel, New Jersey. Prior thereto, Mr. Falese was an Executive Vice President and Senior Lending Officer at the Fidelity Bank, Philadelphia, Pennsylvania for more than five years.

         Mr. Wojcik has been a Senior Vice President of the Company since 1988.

         Mr.  DiFlorio  has been a Senior  Vice  President  of Commerce NJ since
1988.

         Compliance With Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other securities of the Company. Such persons are required by the SEC to furnish the Company with copies of all Section 16(a) forms that they file.

         To the Company's knowledge, based solely on a review of the copies of the Section 16(a) reports furnished to the Company and on written representations that no other reports were required during the fiscal year ended December 31, 1994, all of the Company's directors, officers and ten percent stockholders have complied with Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by, the Company's chief executive officer and each of the Company's other four most highly compensated executive officers (the "named executives") during each of the last three fiscal years.


                                                                                              Long Term
                                                                                            Compensation
                                                                                              Securities
                                                                                 Other        Underlying         All
                                 ANNUAL COMPENSATION                            Annual       Stock Option       Other
        Name/Title                          Year      Salary       Bonus    Compensation(1)    Grants(2)     Compensation
Vernon W. Hill, II                          1994   $ 390,000     $150,000      $50,244          - 0 -        $ 30,854(3)
Chairman of the Board,                      1993     316,000      125,000       50,564         62,843          33,005
Chief Executive Officer and                 1992     290,000      125,000          --          11,278          18,597
President of Bancorp;
Chairman of the Board,
Chief Executive Officer and
President of Commerce NJ

C. Edward Jordan, Jr.                       1994   $ 215,000     $ 75,000          --           - 0 -        $ 23,069(3)
Executive Vice President of                 1993     190,000       75,000          --          48,235          22,916
Bancorp; Executive Vice                     1992     170,000       75,000          --           7,293          18,092
President of Commerce NJ

Peter M. Musumeci, Jr.
Executive Vice President,                   1994   $ 200,000     $ 75,000          --           - 0 -        $ 18,964(3)
Treasurer and Assistant                     1993     185,000       50,000          --          48,235          27,072
Secretary of Bancorp;                       1992     170,000       35,000          --           6,946          14,293
Executive Vice President
of Commerce NJ

Robert D. Falese, Jr.(4)                    1994   $ 200,000     $ 75,000          --           - 0 -        $  8,242(3)
Executive Vice President of                 1993     175,000       50,000          --          36,659           2,083
Commerce NJ                                 1992      52,308        5,000          --           - 0 -             116

Dennis M. DiFlorio                          1994   $ 140,000     $ 60,000          --           - 0 -        $  2,742(3)
Senior Vice President of                    1993     100,000       25,000          --          23,483           7,970
Commerce NJ                                 1992      85,000       15,000          --           3,647           7,078

- ------------------------

(1) The total in this column reflects personal use of a company car (1994, $5,389; 1993, $5,449), expense allowances (1994, $36,600; 1993,
         $32,600) and country club dues (1994, $8,255; 1993, $12,515). The value of such other annual compensation did not exceed the lesser of $50,000 or 10% of salary and bonus for any individual in any year except Mr. Hill in 1993 and 1994.

(2) The stock option grants reflected in this column have been adjusted for the 5% stock dividends declared on December 13, 1994, January 19, 1994, January 19, 1993 and January 22, 1992. The original grant was adjusted based on the unexercised option shares outstanding on the date of the stock dividend.

(3) The totals in this column reflect premiums on life insurance (Mr. Hill, $26,116; Mr. Jordan, $19,089; Mr. Musumeci, $14,471); and long-term disability (Mr. Hill, $4,738; Mr. Jordan, $3,980; Mr. Musumeci, $4,223; Mr. Falese, $8,242; and Mr. DiFlorio, $2,742) policies and contributions to the Company's ESOP. Allocations to participants' accounts for the 1994 ESOP plan year have not yet been completed and are therefore not included in 1994.

(4) Mr. Falese commenced employment in September 1992. The 1992 annual compensation represents compensation for the period from his hire date through the end of the year. Mr. Falese was not eligible for a contribution from the Company's ESOP in 1992 or 1993.


Employment Agreements

         At the recommendation of the Company's Personnel Committee, the Board of Directors of the Company approved Employment Agreements for Messrs. Hill, Jordan and Musumeci.

         Mr. Hill's Employment Agreement provides that he will be employed by the Company and Commerce NJ as Chairman of the Board, President and Chief Executive Officer for a term of five years effective January 1, 1992, provided that on each January 1 thereafter the Employment Agreement shall be automatically renewed and extended for a new five year term unless either the Company or Hill gives the other at least ninety days prior written notice of their desire to terminate the Agreement, in which event the term will have four years remaining.

         Under the terms of the Employment Agreement, Mr. Hill's "base salary" shall not be less than $440,000 per year subject to upward adjustment by the Company's Board of Directors. The Employment Agreement provides that Mr. Hill will participate in any benefit or compensation programs in effect which are generally made available from time to time to executive officers of the Company and provides for all other fringe benefits as in effect from time to time which are generally available to the Company's salaried officers including, without limitation, medical and hospitalization coverage, life insurance coverage and disability coverage.

         The Employment Agreement requires the Company to compensate Mr. Hill for the balance of the term of the Employment Agreement at a rate equal to seventy percent of his annual base salary if he becomes permanently disabled (as defined in the Employment Agreement) during the term and to pay Mr. Hill's designated beneficiary a lump sum death benefit if he dies during the term in an amount equal to three times his average annual base salary in effect during the twenty-four months immediately preceding his death.

         The Employment Agreement allows Mr. Hill to terminate his employment with the Company upon a change in control of the Company (as defined in the Employment Agreement) and if within three years of such change in control, without Mr. Hill's consent, among other things, the nature and scope of his authority with the Company or a surviving or acquiring person are materially reduced to a level below that which he enjoyed on January 1, 1992. If Mr. Hill terminates his employment because of a change in control, he will be entitled to a lump sum severance payment equal to four times his average annual base salary in effect during the twenty-four month period immediately preceding such termination (provided that such payment does not constitute a "parachute payment" under Section 280G of the Internal Revenue Code of 1986, as amended, and in the event such payment would constitute a "parachute payment", such lump sum severance payment shall be reduced so as to not constitute a "parachute payment"), and the continuation of certain benefits including medical, hospitalization and life insurance. The Employment Agreement contains a non-competition covenant for Mr. Hill should his employment with the Company be terminated under certain circumstances.

         The Employment Agreements for Messrs. Jordan and Musumeci are substantially similar to that of Mr. Hill's except that: Mr. Jordan will serve as Executive Vice President/Chief Financial Officer of the Company and Commerce NJ, and Mr. Musumeci will serve as Executive Vice President/Senior Credit Officer of the Company and Commerce NJ. The term of each Employment Agreement is three years and the lump sum death benefit is each equal to two times their respective average annual base salary in effect during the twenty-four month period preceding death. Mr. Jordan's "base salary" under the Employment Agreement is $225,000 and Mr. Musumeci's "base salary" under his Employment Agreement is $225,000.

Director Compensation

         Directors of the Company and Commerce NJ were paid an annual fee of $10,000 plus $600 for each meeting of the Board of Directors attended in 1994 and will be paid an annual fee of $10,000 plus $600 for each meeting of the Board of Directors attended in 1995. When meetings of the Board of Directors of the Company and Commerce NJ occur on the same day, only one fee is paid. Committee members received a fee of $600 for each meeting attended in 1994 and will receive a fee of $600 for each meeting attended in 1995. Directors of Commerce PA are paid a fee of $300 for each meeting of the Board of Directors and a committee thereof attended. Directors of Commerce Shore are paid a fee of $400 for each meeting of the Board of Directors and committee meeting attended. No fees are paid to directors who are also operating officers of the Company, Commerce NJ, Commerce PA or Commerce Shore. Each director of the Company is provided with $100,000 of permanent life insurance.

         A retirement plan for outside directors, i.e., directors who are not officers or employees of the Company on the date of their service as a Company director ends, provides that outside directors with five or more years of service as a Company director are entitled to receive annually, for ten years or the number of years served as a director, whichever is less, commencing upon such director's attainment of age 65 and retirement from the Company Board or upon such director's disability, payments equal to the highest retainer in effect at any time during the five year period immediately preceding such director's retirement or, if earlier, death or disability. This plan further provides that, in the event a director dies before receiving all benefits to which he or she is entitled, such director's surviving spouse is entitled to receive all benefits not received by the deceased director commencing upon such director's death. Upon a change in control of the Company, the plan provides that each director then sitting on the Company Board, notwithstanding the length of time served as a director, becomes entitled to receive annually, for ten years, or twice the number of years served as a director, whichever is less, payments equal to the higher of the director's retainer at the time of the director's termination of Board service and the highest retainer in effect at any time during the five year period immediately preceding the change in control commencing on the latest to occur of the termination of the director's Board service, attainment of age 65 or any date designated by the director at any time and from time to time. The definition of "change in control" for purposes of this plan parallels the definition of that term contained in the Employment Agreements discussed on page 11 of this Proxy Statement. This plan became effective January 1, 1993.

1989 Stock Option Plan For Non-Employee Directors

         Effective April 24, 1989 (and as amended in 1994), the Company adopted the 1989 Stock Option Plan for Non-Employee Directors (the "1989 Plan") which provides for the purchase of a total of not more than 201,015 shares of Company Common Stock by members of the Boards of Directors of the Company and its subsidiary corporations. Options granted pursuant to the 1989 Plan may be exercised beginning on the earlier to occur of (i) one year after the date of their grant or (ii) a "change in control" of the Company, as such term is defined in the 1989 Plan.

         Each non-employee director of the Company or any Company subsidiary corporation who on or after May 1, 1989 is elected or reelected as a director of the Company or any subsidiary corporation at any annual or special meeting of shareholder(s) of the Company or any Company subsidiary corporation will, as of the date of such election or reelection, automatically be granted an option to purchase 500 shares of the Company's Common Stock; however, no non-employee director may receive an option or options to purchase more than 1,000 shares of Common Stock in any one calendar year. The maximum number of shares of the Company Common Stock as to which options may be granted to any non-employee director under the 1989 Plan is 10,000 shares.

         The 1989 Plan is administered by the Board of Directors of the Company, including non-employee directors. Options granted under the 1989 Plan are not "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended. Option prices are intended to equal 100% of the fair market value of the Company's Common Stock on the date of the election or re-election of the non-employee directors.

         For the year ended December 31, 1994, Messrs. Baird, Beck, Bershad, Kerr, Lewis, Ragone and Tarquini each received options under the Plan to purchase 1,050 shares of Company Common Stock (as adjusted to reflect the 5% stock dividend declared on December 13, 1994). Such options were not exercisable in 1994.

1984 Incentive Stock Option Plan

         Effective April 14, 1984, the Company adopted the Company Incentive Stock Option Plan (the "1984 Plan") which provided for the purchase of a total of not more than 1,222,868 shares of Company Common Stock (as adjusted for all stock splits and stock dividends through May 1, 1995) by key employees. Options may not be granted under the 1984 Plan after December 31, 1993. The purpose of the 1984 Plan was to enable the Company to continue to compete successfully in attracting and retaining key employees. Key executive and other employees of the Company and its subsidiaries were eligible to receive options under the 1984 Plan. No further options may be granted under the 1984 Plan.

         Options granted pursuant to the 1984 Plan were not exercisable until one year after the date of grant and then were exercisable pursuant to a schedule based on years of service or option holding period. Options granted under the 1984 Plan were intended to constitute "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). Option prices were intended to equal 100% of the fair market value of the Company's Common Stock on the date of grant. Recipients of options under the 1984 Plan were determined by the Personnel Committee.

         There was no limit on the number of shares for which options may be granted to any single employee under the 1984 Plan, except that incentive stock options first exercisable by an employee in any one year under the 1984 Plan (and all other Plans of the Company) may not exceed $100,000 in value (determined at the time of grant). Payment of the option price on excise of options under the 1984 Plan may be made in cash, shares of Company Common Stock or a combination of both.

         Options granted under the 1984 Plan are not transferable other than by will or by the laws of descent and distribution. The Board of Directors or a committee thereof fixed the term (which may not be more than ten years) of the options, but the options are subject to earlier termination in the event of termination of employment, death, or disability. The 1984 Plan provided that during the lifetime of an optionee, his option is exercisable only by him and only while employed by the Company or a subsidiary or within (i) three months after his retirement, or (ii) three months after he otherwise ceases to be so employed, to the extent the option was exercisable on the last day of employment. For these purposes, retirement means termination of employment by an optionee who has attained age 65. If an optionee retires due to disability, his options may be exercised within twelve months of his retirement date. If an optionee dies within a period during which his option could have been exercised by him, his option may be exercised within one year of his death (unless the option earlier terminates) by those entitled under his will or the laws of descent and distribution, but only to the extent the option was exercisable by him immediately prior to his death.

1994 Employee Stock Option Plan

         Effective May 24, 1994, the Company adopted the Company 1994 Employee Stock Option Plan (the "Employee Stock Option Plan" or "Plan"). Pursuant to the Stock Option Plan, stock options may be granted which qualify under the Internal Revenue Code as incentive stock options as well as stock options that do not qualify as incentive stock options. All officers and key employees of the Company or any current or future subsidiary corporation are eligible to receive options under the Employee Stock Option Plan. As of May 1, 1995, 232,155 options had been granted under the Plan. The Plan replaced the 1984 Plan which expired on December 31, 1993.

         The purpose of the Employee Stock Option Plan is to provide additional incentive to employees of the Company by encouraging them to invest in the Company's Common Stock and thereby acquire a proprietary interest in the Company and an increased personal interest in the Company's continued success and progress. The Employee Stock Option Plan is administered by the Personnel
Committee ("Committee") which is appointed by the Board of Directors and consists only of Directors who are not eligible to receive options under the Employee Stock Option Plan. The Committee determines, among other things, which officers and key employees receive an option or options under the Employee Stock Option Plan, the type of option (incentive stock options or non-qualified stock options, or both) to be granted, the number of shares subject to each option, the rate of option exercisability, and, subject to certain other provisions to be discussed below, the option price and duration of the option. No individual may be granted, in any calendar year, a number of options that is more than 100,000 and incentive stock options first exercisable by an employee in any one year under the Plan (and all other plans of the Company) may not exceed $100,000 in value (determined at the time of grant). The Committee may, in its discretion, modify or amend any of the option terms hereafter described, provided that if an incentive option is granted under the Plan, the option as modified or amended continues to be an incentive stock option.

         The aggregate number of shares which may be issued upon the exercise of options under the Employee Stock Option Plan is 1,050,000 shares of Common Stock (as adjusted for all stock splits and stock dividends through May 1, 1995). In the event of any change in the capitalization of the Company, such as by stock dividend, stock split or what the Board of Directors deems in its sole discretion to be similar circumstances, the aggregate number and kind of shares which may be issued under the Plan will be appropriately adjusted in a manner determined in the sole discretion of the Board of Directors. Reacquired shares of the Company's Common Stock, as well as unissued shares, may be used for the purpose of the Plan. Common Stock of the Company subject to options which have terminated unexercised, either in whole or in part, will be available for future options granted under the Plan. The option price for options issued under the Employee Stock Option Plan must be at least equal to 100% of the fair market value of the Common Stock as of the date the option is granted.

         Payment of the option price on exercise of options granted under the Plan may be made in (a) cash, (b) Company Common Stock which will be valued by the Secretary of the Company at its fair market value or (c) any combination of cash and Common Stock of the Company valued as provided in clause (b).

         Except as otherwise described below, none of the options granted under the Employee Stock Option Plan may be exercised during the first year after the date granted. Thereafter, each optionee may exercise options held more than one year based upon years of service or option holding period, whichever is sooner, pursuant to the following schedule:

                                                 Option Holding
          Years of Service                           Period

         Less than 3 years            25%           0-1 year             0%
    More than 3 years and less
           than 6 years               50%           1-2 years           25%
    More than 6 years and less
           than 8 years               75%           2-3 years           50%
                                                    3-4 years           75%
         More than 8 years            100%      More than 4 years      100%


         In the event of a "change in control" of the Company, as defined in the Employee Stock Option Plan, each optionee may exercise the total number of shares then subject to the option. The Committee has the authority to provide for a different rate of option exercisability for any optionee.

         Unless terminated earlier by the option's terms, incentive stock options expire ten years after the date they are granted and non-qualified stock options expire ten years after the date they are granted. Options terminate three months after the date on which employment is terminated (whether such termination be voluntary or involuntary), other than by reason of death of disability. The option terminates one year from the date of termination due to death or disability (but not later than the scheduled termination date). Options granted pursuant to the Plan are not transferable, except by the will or the laws of descent and distribution in the event of death. During an optionee's lifetime, the option is exercisable only by the optionee, including, for this purpose, the optionee's legal guardian or custodian in the event of disability.

         The Company's Board of Directors has the right at any time, and from time to time, to modify, amend, suspend or terminate the Plan, without shareholder approval, except to the extent that shareholder approval of the Plan modification or amendment is required by the Code, to permit the granting of incentive stock options under the Plan. Any such action will not affect options previously granted. If the Board of Directors voluntarily submits a proposed modification, amendment, suspension or termination for shareholder approval, such submission will not require any future modifications, amendments, suspensions or terminations

(whether or not relating to the same provision or subject matter) to be similarly submitted for shareholder approval.


Stock Options

         No grants of options to purchase the Company's Common Stock were made to the named executives in 1994.


        The following table sets forth certain information regarding individual exercises of stock options during 1994 by each of the named executives in 1994.



   AGGREGATED STOCK OPTION EXERCISES IN 1994 AND YEAR-END STOCK OPTION VALUES

                                                              Number of Securities
                              Shares                         Underlying Unexercised        Value of Unexercised in the
                            Acquired on       Value             Stock Options at               Money Stock Options
       Name                  Exercise       Realized            Year-End 1994 (1)               at Year-End 1994
                                                         Exercisable    Unexercisable     Exercisable     Unexercisable
Vernon W. Hill, II            10,057        $ 58,398       108,555             0           $ 664,392            $ 0
C. Edward Jordan, Jr.              0               0        96,795             0             640,531              0
Peter M. Musumeci, Jr.         2,290          28,808        87,684             0             541,575              0
Robert D. Falese, Jr.          1,378          12,760         9,200        26,011              44,793        125,136
Dennis M. DiFlorio             5,000          81,750        37,510         6,783             266,298         39,606
- -------------------------

(1) The stock options reflected in this column have been adjusted for the 5% stock dividend declared on December 13, 1994.

Employee Stock Ownership Plan

        Effective January 1, 1989, the Company's Board of Directors established the Commerce Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") as a restatement of the Company's Stock Bonus Plan. Employees of the Company and its subsidiaries are eligible to participate in the ESOP if they are at least 21 years of age and have completed at least 1,000 hours of service to the Company or its subsidiaries during the twelve-month period beginning on the date of hire or during any subsequent calendar year. Participants are 100% vested in their accounts under the ESOP upon death, total disability, a complete discontinuance of contributions by the Company, termination of the ESOP, and a partial termination of the ESOP where a participant is involved in that termination. Except as provided above, generally, participants are 20% vested after 3 years of credited service, increasing by 20% for each additional year of credited service so that participants are 100% vested in their accounts under the ESOP after seven years of credited service with the Company or a subsidiary.

        Subject to limitations contained in the Code, contributions by the Company to the ESOP are deductible for federal income tax purposes. Except as described below, such contributions are determined annually by the Company's Board of Directors at its discretion. Contributions may consist either of shares of the Company's stock, or cash, which may be invested by the trustees of the ESOP's trust in shares of the Company's stock or to provide funds to pay principal or interest on any indebtedness incurred by the ESOP in purchasing shares. Contributions by the Company are allocated as of the close of each plan year among accounts of participants in the ESOP. Each participant's account is credited with that portion of contributions by the Company as such participant's compensation (as defined in the ESOP) bears to all participants' compensation.

        In January 1990, the ESOP Trust purchased 417,000 shares of Series C ESOP Preferred Stock ("ESOP Shares") from the Company for an aggregate purchase price of $7,500,000. The ESOP Trust borrowed the purchase price for the ESOP Shares from an unaffiliated bank which loan was refinanced with another unaffiliated bank in 1994 (the "Loan"). The Loan is guaranteed by the Company and its subsidiaries, and is secured by the pledge of the ESOP Shares obtained with the proceeds of the Loan. The Company has agreed to contribute to the ESOP amounts sufficient to permit the ESOP to make principal and interest payments on the Loan. Pursuant to the loan agreement with the ESOP's bank lender, a portion of the ESOP Shares pledged by the ESOP for repayment of the Loan will be released from the pledge according to a formula based on the portion of principal and interest which has been repaid each year. As of December 31, 1994, the outstanding principal balance on the Loan was $5,385,000.

        The co-trustees of the ESOP are Vernon W. Hill, II and C. Edward Jordan, Jr. Each participant may direct the trustees of the ESOP's trust as to the manner in which shares of voting stock allocated to his account are to be voted. Each participant in the ESOP will become entitled to direct the trustees as to the voting of the ESOP Shares which are released from the pledge and which are allocated to his account under the ESOP. The enclosed form of Proxy also serves as the voting instruction card for the trustees of the ESOP with respect to the shares of Common Stock and ESOP Shares which have been allocated to the accounts of participants under the ESOP. Shares which have not been allocated to the account of any participant will be voted by the co-trustees in accordance with such procedures as the Company, as the Plan Administrator, shall direct. Shares which have been allocated to the accounts of participants but for which no voting directions are received will be voted as the trustees direct in the exercise of their independent judgment. See "Series C ESOP Preferred Stock."

        For the plan year ended December 31, 1994, the Company contributed $648,000 to the ESOP. Allocations to participants' accounts for such plan year have not yet been completed.

Supplemental Executive Retirement Plan

        Effective January 1, 1992, the Company established a Supplemental Executive Retirement Plan ("SERP") for certain designated executives in order to provide supplemental retirement income if the Company's ESOP and Social Security retirement benefits fall below sixty percent of average annual compensation at the time of retirement. Average annual compensation is defined as the average of the actual annual compensation paid to the executive by the Company during the period of three consecutive years which produces the highest such average during the ten year period ending with termination of employment. The SERP is unfunded, is not a qualified plan under the Code and benefits are paid directly by the Company. Messrs. Hill, Jordan, Musumeci, Falese and DiFlorio have been designated to participate in the SERP.

Personnel Committee Interlocks and Insider Participation

         The Personnel Committee members are Morton N. Kerr, Daniel J. Ragone and Jack R Bershad.

         Mr.   Kerr,   a  director  of  the   Company,   is  the   President  of
Markeim-Chalmers, Inc. which in 1994 received $264,000 in fees for real estate related services, primarily real estate appraisals.

         Mr. Bershad, a director of the Company, is a member of a law firm which the Company and its subsidiaries have retained during the Company's last fiscal year and which the Company and its subsidiaries intend to retain during its current fiscal year. See "Certain Transactions."

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT.

Common Stock

        The following table sets forth, as of May 1, 1995, the beneficial ownership of the Company Common Stock by each director and nominee for director of the Company, each of the executive officers of the Company and by the directors, nominees for directors, and executive officers of the Company as a group. No person is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock. Unless otherwise specified, all persons listed below have sole voting and investment power with respect to their shares.

 Name of Beneficial                              Number of Shares
      Owner or                                      Beneficially             Percent of
  Identity of Group                                  Owned(1)(2)              Class(2)
David Baird, IV . . . . . . . . . . . . . .        71,401 (3)                    *%
Robert C. Beck. . . . . . . . . . . . . . .       109,224 (4)                    1.03
Jack R Bershad. . . . . . . . . . . . . . .        38,251 (3)(5)                 *
Vernon W. Hill, II. . . . . . . . . . . . .       462,340 (6)                    4.34
C. Edward Jordan, Jr. . . . . . . . . . . .       156,260 (7)                    1.46
Morton N. Kerr. . . . . . . . . . . . . . .        84,742 (3)(8)                 *
Steven M. Lewis . . . . . . . . . . . . . .       116,716 (3)(9)                 1.10
Daniel J. Ragone. . . . . . . . . . . . . .        49,680 (10)                   *
Joseph T. Tarquini, Jr. . . . . . . . . . .       149,899 (3)(11)                1.42
Peter M. Musumeci, Jr . . . . . . . . . . .       113,390 (12)                   1.06
Robert D. Falese, Jr. . . . . . . . . . . .        12,225 (13)                   *
Dennis M. DiFlorio. . . . . . . . . . . . .        45,773 (14)                   *
David Wojcik. . . . . . . . . . . . . . . .        47,351 (15)                   *

All Directors, Nominees for
Directors and Executive Officers
of Bancorp as a Group (13 Persons)              1,368,493(16)                    12.49%
- -----------------------------

*less than 1%

       (1) The securities "beneficially owned" are determined in accordance with the definitions of "beneficial ownership" as set forth in the regulations of the Securities and Exchange Commission and, accordingly, may include securities owned by or for, among others, the wife and/or minor children of the individual and any other relative who has the same residence as such individual as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after May 1, 1995. Beneficial ownership may be disclaimed as to certain of the securities.

       (2) The figures in these columns do not reflect the shares of Common Stock issuable upon conversion of the Series C ESOP Preferred Stock. As of May 1, 1995, each share of Series C ESOP Preferred Stock was convertible into 1.3401 shares of Common Stock.

       (3) Includes  6,093 shares of Common Stock  issuable upon the exercise of
stock  options   granted  under  the  Company's   1989  Stock  Option  Plan  for
Non-Employee Directors.

       (4) Includes  3,601 shares of Common Stock  issuable upon the exercise of
stock  options   granted  under  the  Company's   1989  Stock  Option  Plan  for
Non-Employee Directors.

       (5)   Includes 16,167 shares of Common Stock held by Mr. Bershad's wife.

       (6) Includes 35,329 shares held by Site Development Inc., 11,041 shares held by the wife of Mr. Hill, 45,618 shares held by S. J. Dining, Inc., 43,141 shares held by U.S. Restaurants, Inc., 42,022 shares held by J.V. Properties, 11,206 shares held by Business Interiors, Inc., 29,646 shares held by the Hill Family Trust and 4,029 shares allocated to Mr. Hill by the Company's ESOP. Mr. Hill is the Chairman of the Board of Site Development, Inc., a shareholder of S.
J. Dining, Inc., a shareholder of U.S. Restaurants, Inc., a partner in J.V. Properties, a co-trustee and beneficiary of the Hill Family Trust and a co-trustee and beneficiary of the Company's ESOP Trust. Business Interiors, Inc. is a company owned by Mr. Hill's wife. This amount also includes 79,692 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Hill under the Company's 1984 and 1994 Stock Option Plans. This amount does not include 1,759 shares of Series C ESOP Preferred Stock allocated to Mr. Hill by the Company's ESOP nor does it include any unallocated shares of Common Stock or Series C ESOP Preferred Stock held by the Company's ESOP.

       (7) Includes 96,795 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Jordan under the Company's 1984 and 1994 Stock Option Plans, 2,783 shares allocated to Mr. Jordan by the Company's ESOP, of which Mr. Jordan is a co-trustee and beneficiary, 400 shares held by Mr. Jordan's wife and 462 shares held in trust for Mr. Jordan's minor children. This amount does not include 1,460 shares of Series C ESOP Preferred Stock allocated to Mr. Jordan by the Company's ESOP nor does it include any unallocated shares of Common Stock or Series C ESOP Preferred Stock held by the Company's ESOP.

         (8) Includes 134 shares of Common Stock held by Mr. Kerr's wife and 77,947 shares held by the Markeim-Chalmers, Inc. Pension Plan. Markeim-Chalmers, Inc. is a company owned by Mr. Kerr.

         (9) Includes 45,618 shares held by S. J. Dining, Inc. and 43,141 shares held by U.S. Restaurants, Inc. Mr. Lewis is President of S. J. Dining, Inc. and President of U.S. Restaurants, Inc. This amount also includes 850 shares held in trust for Mr. Lewis' minor children.

       (10)  Includes 12,859 shares held by Mr. Ragone's wife.

         (11) Includes 13,858 shares held by The Tarquini Organization Profit Sharing Plan and 2,100 shares held by The Tarquini Foundation. Mr. Tarquini is President of The Tarquini Organization.

       (12) Includes 87,684 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Musumeci under the Company's 1984 and 1994 Stock Option Plans and 274 shares held in trust for Mr. Musumeci's minor child. This amount also includes 2,577 shares of Common Stock allocated to Mr. Musumeci under the Company's ESOP but does not include 1,618 shares of Series C ESOP Preferred Stock allocated to Mr. Musumeci by the Company's ESOP.

       (13) Includes 9,200 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Falese under the Company's 1984 and 1994 Stock Option Plans and 2,312 shares held by Mr.
Falese's wife in trust for their minor daughter.

       (14) Includes 37,510 shares of Common Stock issuable upon the exercise of stock options granted to Mr. DiFlorio under the Company's 1984 and 1994 Stock Option Plans and 513 shares of Common Stock allocated to Mr. DiFlorio under the Company's ESOP. It does not include 798 shares of Series C ESOP Preferred Stock allocated to Mr. DiFlorio under the Company's ESOP.

       (15) Includes 37,882 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Wojcik under the Company's 1984 and 1994 Stock Option Plans, 116 shares held in trust for Mr. Wojcik's minor children and 449 shares held by Mr. Wojcik's wife. This amount also includes 507 shares of Common Stock allocated to Mr. Wojcik under the Company's ESOP but does not include 841 shares of Series C ESOP Preferred Stock allocated to Mr. Wojcik by the Company's ESOP.

       (16) Includes an aggregate of 382,829 shares of Common Stock issuable upon the exercise of stock options granted to directors and certain executive officers of the Company under the Company's Stock Option Plans.

Series C ESOP Preferred Stock

       As of May 1, 1995, all of the 417,000 shares of the Series C ESOP Preferred Stock outstanding were held of record by the Company's ESOP Trust. Additionally, as of such date, the ESOP Trust held of record 72,699 shares of Common Stock. As of May 1, 1995, 86,217 shares of Series C ESOP Preferred Stock, and 61,790 shares of Common Stock held by the ESOP Trust were allocated to individual participant accounts. See "Employee Stock Ownership Plan". If all of the unallocated shares of Series C ESOP Preferred Stock held of record by the ESOP Trust as of May 1, 1995, were converted into Common Stock, the unallocated shares of Common Stock the ESOP Trust would hold of record would be 4.08% of the Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Certain directors and executive officers of the Company, Commerce NJ, Commerce PA and Commerce Shore, certain of their immediate family members and certain corporations or organizations with which they are affiliated have had and expect to continue to have loan and other banking transactions with Commerce NJ, Commerce PA and Commerce Shore. All such loans and other banking transactions were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions for unrelated parties, and did not involve more than the normal risk of uncollectibility or present other unfavorable features.

       The Board of Directors of the Company approves all transactions in which an officer or director of the Company or any of its subsidiaries has an interest. In the case of a transaction involving a director of the Company, such director does not vote on the transaction.

         Mr.   Kerr,   a  director  of  the   Company,   is  the   President  of
Markeim-Chalmers, Inc. which in 1994 received $264,000 in fees for real estate related services, primarily real estate appraisals.

       Messrs. Beck and Bershad, directors of the Company, are members of law firms which the Company and its subsidiaries have retained during the Company's last fiscal year and which the Company and its subsidiaries intend to retain during its current fiscal year.

       Commerce NJ leases the ground for five of its branch offices from limited partnerships in which Mr. Hill is a partner or in which a corporation owned by Mr. Hill is a partner. Pursuant to the terms of the ground leases, Commerce NJ has constructed its own buildings and pays annual rent from $24,000 to $60,000 per lease for the first five years increasing to $30,000 to $91,253 for the last five years of each lease. These leases which have expiration dates of 2004 to 2010, are each renewable for four additional terms of five years each.

       The Company leases land to a limited partnership partially comprised of the directors of Commerce PA and the Company including Messrs. Bershad, Hill and Lewis and a corporation owned by Mr. Hill. The term of the lease is 25 years. The minimum annual lease payments to be received by the Company are $51,700 for the first five years, $53,300 for years 6-10, $55,300 for years 11-15, $57,300 for years 16-20 and $59,300 for years 21-25. The limited partnership has constructed an office building on the site, and Commerce PA has leased part of the building for 15 years for a branch office, with options to renew for three successive five-year periods. The annual rent for that portion of the building is $91,000 for years 1-5, $100,000 for years 6-10, and $110,000 for years 11-15.

       Management believes that the rental paid or received for each of the foregoing leases is comparable to the rental which they would have to pay to or would have received from, as the case may be, and that the option prices are comparable to or more favorable than those that could have been obtained or received from, non-affiliated parties in similar commercial transactions for similar locations, assuming that such locations were available.

         During 1994, Commerce NJ, Commerce PA and Commerce Shore obtained interior design and facilities management services in the amount of $468,000 from a business corporation of which Shirley Hill, wife of Vernon W. Hill, II, is a principal shareholder and the president. Additionally, during 1994 the business received commissions of $962,000 on furniture and facility purchases made directly by Commerce NJ, Commerce PA and Commerce Shore. These expenditures related primarily to the furnishing and related design services of the opening and/or refurbishing of certain offices during the period. In the opinion of management, such expenses were substantially equivalent to those that would have been paid to unaffiliated companies for similar furniture and services.

                                   SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.


                                             COMMERCE BANCORP, INC.


Date:     May 15, 1995                       By:   /s/ C. Edward Jordan, Jr.
                                                   -------------------------
                                                   C. Edward Jordan, Jr.
                                                   Executive Vice President