Form 10-Q
period 1995-03-31
COMMERCE BANCORP INC /NJ/
filed 1995-05-15
CIK 715096

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1995

                                       OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the transition period from ______ to ______


                            Commission File #0-12874


                             COMMERCE BANCORP, INC.
             (Exact name of registrant as specified in its charter)


           New Jersey                                     22-2433468
 (State or other jurisdiction of                (IRS Employer Identification
  incorporation or organization)                            Number)


    Commerce Atrium, 1701 Route 70 East, Cherry Hill, New Jersey 08034-5400
              (Address of Principal Executive Offices) (Zip Code)


                                 (609) 751-9000
              (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                         No
                     ----                           ----

                APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.




         Common Stock                              10,594,506

       (Title of Class)                   (No. of Shares Outstanding
                                                as of 05/08/95)



Series C ESOP Cumulative Con-
   vertible Preferred Stock                         417,000
         (Title of Class)                 (No. of Shares Outstanding
                                                as of 05/08/95)

               COMMERCE BANCORP, INC. AND SUBSIDIARIES




                                INDEX



                                                                           Page


PART I.           FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets (Unaudited)
           March 31, 1995 and December 31, 1994                               4

           Consolidated  Statements of Income
           (Unaudited) Three months ended March 31,
           1995 and March 31, 1994                                            5

           Consolidated Statements of Cash Flows
           (Unaudited) Three Months ended March 31,
           1995 and March 31, 1994                                            6

           Notes to Consolidated Financial Statements
           (Unaudited)                                                        7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operation                       9

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                  16

               Commerce Bancorp, Inc. and Subsidiaries
                     Consolidated Balance Sheets
                             (unaudited)

                                                                                                   March 31,   December 31,
               (dollars in thousands)                                                                 1995        1994
Assets         Cash and due from banks                                                               $110,255    $119,697
               Federal funds sold                                                                      10,000       9,750
                                                                                                   ----------  ----------
                                  Cash and cash equivalents                                           120,255     129,447
               Mortgages held for sale                                                                  1,202       2,263
               Securities available for sale                                                          118,190     118,855
               Securities held to maturity:
                                U.S. Government agency mortgage-backed obligations                  1,096,930   1,113,359
                                Collateralized mortgage obligations                                     2,181       2,390
                                Obligations of state and political subdivisions                           446         565
                                Other securities                                                       24,117      28,819
                                                                                                   ----------  ----------
                                  Total securities held to maturity
                                   (market value 1995-$1,054,141; 1994-$1,039,311)                  1,123,674   1,145,133
               Trading securities                                                                       2,304
               Loans                                                                                  820,109     801,952
                                Less allowance for loan losses                                         12,909      12,036
                                                                                                   ----------  ----------
                                                                                                      807,200     789,916
               Bank premises and equipment, net                                                        59,031      57,997
               Other assets                                                                            50,647      47,679
                                                                                                   ----------  ----------
                                                                                                   $2,282,503  $2,291,290
                                                                                                   ==========  ==========

Liabilities    Deposits:
                                Demand:
                                  Interest-bearing                                                   $548,319    $510,345
                                  Noninterest-bearing                                                 346,885     367,421
                                Savings                                                               460,365     488,282
                                Time                                                                  602,373     468,524
                                                                                                   ----------  ----------
                                  Total deposits                                                    1,957,942   1,834,572
               Other borrowed money                                                                   144,903     312,895
               Other liabilities                                                                        7,227       3,565
               Obligation to Employee Stock Ownership Plan (ESOP)                                       5,128       5,385
               Long-term debt                                                                          23,000      23,000
                                                                                                   ----------  ----------
                                                                                                    2,138,200   2,179,417

Stockholders'  Common stock, 10,670,887 shares issued (8,889,506 shares in 1994)                       16,672      13,234
Equity         Series C preferred stock, 417,000 shares authorized, issued and outstanding
                                (liquidating preference: $18.00 per share totaling
                                $7,506)                                                                 7,506       7,506
               Capital in excess of par or stated value                                               111,075      80,033
               Retained earnings                                                                       15,793      17,757
                                                                                                   ----------  ----------
                                                                                                      151,046     118,530
               Less commitment to ESOP                                                                  5,128       5,385
               Less treasury stock, at cost, 99,667 common shares
                                in 1995 (79,520 in 1994)                                                1,615       1,272
                                                                                                   ----------  ----------
                                  Total stockholders' equity                                          144,303     111,873
                                                                                                   ----------  ----------

                                                                                                   $2,282,503  $2,291,290
                                                                                                   ==========  ==========

                Commerce Bancorp Inc. and Subsidiaries
                  Consolidated Statements of Income
                             (unaudited)



                                                                             Three Months Ended
                                                                            March 31,    March 31,
           (dollars in thousands, except per share amounts)                   1995        1994
Interest     Interest and fees on loans                                     $18,679     $15,275
income       Interest on investments                                         21,082      17,990
             Other interest                                                     656         242
                                                                           --------    --------
                  Total interest income                                      40,417      33,507
                                                                           --------    --------

Interest     Interest on deposits:
expense         Demand                                                        3,408       2,173
                Savings                                                       2,686       2,898
                Time                                                          6,910       4,906
                                                                           --------    --------
                  Total interest on deposits                                 13,004       9,977
             Interest on other borrowed money                                 4,027       2,292
             Interest on long-term debt                                         506         506
                                                                           --------    --------
                  Total interest expense                                     17,537      12,775
                                                                           --------    --------

             Net interest income                                             22,880      20,732
             Provision for loan losses                                          857       1,050
                                                                           --------    --------
             Net interest income after provision for loan losses             22,023      19,682

Noninterest  Deposit charges and service fees                                 3,684       3,462
income       Other operating income                                             909         767
             Net investment securities gains                                      0           0
                                                                           --------    --------
                  Total noninterest income                                    4,593       4,229
                                                                           --------    --------

Noninterest  Salaries                                                         6,252       5,385
expense      Benefits                                                         1,859       1,600
             Occupancy                                                        1,940       1,781
             Furniture and equipment                                          2,146       1,797
             Office                                                           1,633       1,408
             Audit and regulatory fees and assessments                        1,241       1,175
             Marketing                                                          657         539
             Other real estate (net)                                            698         800
             Other                                                            1,953       2,148
                                                                           --------    --------
                  Total noninterest expenses                                 18,379      16,633
                                                                           --------    --------

             Income before income taxes                                       8,237       7,278
             Provision for federal and state income taxes                     2,994       2,641
                                                                           --------    --------
             Net income                                                       5,243       4,637

             Dividends on preferred stocks                                      141         393
                                                                           --------    --------
             Net income applicable to common stock                           $5,102      $4,244
                                                                           ========    ========

             Net income per common and common equivalent share:
                Primary                                                       $0.51       $0.53
                                                                           --------    --------
                Fully diluted                                                 $0.50       $0.48
                                                                           --------    --------
             Average common and common equivalent shares outstanding:
                Primary                                                       9,937       7,978
                                                                           --------    --------
                Fully diluted                                                10,496       9,496
                                                                           --------    --------
             Cash dividends declared, common stock                            $0.15       $0.14
                                                                           ========    ========

               Commerce Bancorp, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows
                             (unaudited)

                                                                                               Three Months Ended March 31,
                                  (dollars in thousands)                                            1995         1994
Operating activities  Net income                                                                  $5,243        $4,637
                      Adjustments to reconcile net income to net cash
                         provided by operating activities:
                            Provision for loan losses                                                857         1,050
                            Provision for depreciation, amortization and accretion                 3,018         5,198
                            Proceeds from sales of mortgages held for sale                         5,214        55,830
                            Originations of mortgages held for sale                               (4,153)      (20,902)
                            Net loan recoveries (chargeoffs)                                          16          (686)
                            (Increase) decrease in other assets                                   (4,388)        4,659
                            Increase (decrease) in other liabilities                               3,662       (16,858)
                                                                                                --------      --------
                                          Net cash provided by operating activities                9,469        32,928

Investing activities  Proceeds from the maturity of securities available for sale                  4,031        13,750
                      Rollover of money market funds                                              65,425        36,695
                      Proceeds from the maturity of securities held to maturity                   15,837        62,703
                      Purchase of securities available for sale                                     (200)            0
                      Purchase of securities held to maturity                                    (60,687)     (330,334)
                      Purchase of trading securities                                              (2,304)            0
                      Net increase in loans                                                      (19,307)      (14,867)
                      Proceeds from sales of loans                                                 1,150         1,063
                      Purchases of premises and equipment                                         (2,748)       (2,607)
                                                                                                --------      --------
                                          Net cash provided (used) by investing activities         1,197      (233,597)

Financing activities  Net (decrease) increase in demand and savings deposits                     (10,479)       30,573
                      Net increase in time deposits                                              133,849         2,287
                      Net (decrease) increase in other borrowed money                           (167,992)      179,260
                      Issuance of common stock                                                    25,851             0
                      Dividends paid                                                              (1,517)       (1,449)
                      Proceeds from issuance of common stock under
                        dividend reinvestment and other stock plans                                  724           464
                      Purchase of treasury stock                                                    (343)         (109)
                      Other                                                                           49            49
                                                                                                --------      --------
                                          Net cash (used) provided by financing activities       (19,858)      211,075

                      (Decrease) increase  in cash and cash equivalents                           (9,192)       10,406
                      Cash and cash equivalents at beginning of year                             129,447       105,725
                                                                                                --------      --------
                      Cash and cash equivalents at end of period                                $120,255      $116,131
                                                                                                --------      --------

                      Supplemental disclosures of cash flow
                        information: Cash paid during the period
                        for:
                          Interest                                                               $15,000       $12,460
                          Income taxes                                                               131            42
                                                                                                --------      --------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

A.       Consolidated Financial Statements

                  The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report for the period ended December 31, 1994. The results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

                  The consolidated financial statements include the accounts of Commerce Bancorp, Inc. (the "Company") and all of its subsidiaries, including Commerce Bank, N.A. ("Commerce NJ"), Commerce Bank/Pennsylvania, N.A. and Commerce Bank/Shore, N.A. All material intercompany transactions have been eliminated. Certain amounts from 1994 have been reclassified to conform with 1995 presentation.

                  Effective January 1, 1995, the Company adopted Financial Accounting Standards Board Statements No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." The impact of adopting these statements was not material.

                  In March of 1995, Commerce NJ acquired Cypress Securities, Inc. ("Cypress"), a municipal bond underwriter and investment banking company. Vernon W. Hill, II, the Chairman, President, and Chief Executive Officer of the Company, was the principal shareholder of Cypress.

B.       Commitments

                  In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.



C.       Employee Stock Ownership Plan (ESOP) Debt Guarantee

                  The Company has guaranteed a debt obligation of its Employee Stock Ownership Plan ("ESOP") which originated at $7,500,000 and has been reduced to $5,128,000 through principal reductions. Accordingly, the loan amount is reflected in the Company's consolidated balance sheet as a liability and an equal amount, representing deferred employee benefits, has been recorded as a deduction from stockholders' equity. The ESOP obtained the loan in 1990 to acquire a new class of Company Cumulative Convertible Preferred Stock (Series C) at a price of $18.00 per share. The loan was refinanced in 1994, and is payable in quarterly installments with the final payment due January 28, 2000. The loan bears interest at a variable rate, although the rate can be fixed at future repricing dates in accordance with the loan agreement. As the Company makes annual contributions to the ESOP, these contributions, plus dividends from the Company's Series C Preferred Stock held by the ESOP, will be used to repay the loan.

D.       Issuance of Common Stock

                  On February 15, 1995, the Company publicly issued 1,725,000 shares of common stock. Net proceeds to the Company were $25,851,000 after deducting expenses of $1,749,000. The proceeds are earmarked for general corporate purposes, including providing additional equity capital to the Company's bank subsidiaries to support the Company's branch expansion growth strategy.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation Capital Resources

                  At March 31, 1995, stockholders' equity totaled $144.3 million or 6.32% of total assets, compared to $111.9 million or 4.88% of total assets at December 31, 1994. On February 15, 1995, the Company issued 1,725,000 shares of common stock, resulting in net proceeds of $25.9 million.

                  The table below presents a comparison of the Company's and each of its three bank subsidiaries risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated.

                                                                                                        Capital
                                                                                                        Excess
                                                                                      Minimum            as of
                                                March 31,           March 31,       Regulatory         March 31,
                                                  1995                1994         Requirements          1995
                                                  ----                ----         ------------          ----
                                                                                                   (in thousands)
         Company
                Risk based capital ratios:
                  Tier 1                          13.09%              9.52%          4.00%              97,010
                  Total capital                   16.45              12.81           8.00               90,220
                Leverage ratio                     6.09               4.49      3.00-5.00               70,810 (1)

         Commerce NJ
                Risk based capital ratios:
                  Tier 1                          14.37%             11.15%          4.00%              91,800
                  Total capital                   15.53              12.13           8.00               66,670
                Leverage ratio                     6.79               5.18      3.00-5.00               71,130 (1)

         Commerce PA
                Risk based capital ratios:
                  Tier 1                          12.68%             11.20%          4.00%               8,960
                  Total capital                   13.82              12.30           8.00                6,010
                Leverage ratio                     6.63               5.77      3.00-5.00                7,180 (1)

         Commerce Shore
                Risk based capital ratios:
                  Tier 1                          13.22%             12.92%          4.00%              10,230
                  Total capital                   14.48              14.17           8.00                7,180
                Leverage ratio                     6.40               5.79      3.00-5.00                7,810 (1)

         (1) Based on a minimum regulatory requirement of 3.00%


                  At March 31, 1995, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%.

         Deposits

                  Total deposits at March 31, 1995 were $1.96 billion, up $180.2 million, or 10% over total deposits of $1.78 billion at March 31, 1994, and up by $123.3 million, or 7% from year-end 1994. Deposit growth during the first quarter of 1995 was largely from the public sector.

         Interest Rate Sensitivity and Liquidity

                  An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. Historically, the most common method of estimating interest rate risk was to measure the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time ("GAP"), typically one year. Under this method, a company is considered liability sensitive when the amount of its interest-bearing liabilities exceeds the amount of its interest-earning assets within the one year horizon. The following table illustrates the GAP position of the Company as of March 31, 1995:

                                                            1-90      91-180     181-365    1-5     Beyond
                                                            Days       Days       Days     Years    5 Years      Total
         Rate Sensitive:
         Interest-earning assets
           Loans                                           $416         $12        $23      $251       $108    $   810
           Investment securities                             25          17         33       238        932      1,245
           Federal funds sold                                10                                                     10
                                                          -----       -----      -----     -----      -----      -----
         Total interest-earning assets                      451          29         56       489      1,040      2,065
                                                          -----       -----      -----     -----      -----      -----
         Interest-bearing liabilities
           Deposits
             Transaction accounts                           323                                         685      1,008
             Time                                           306          74         74       139          9        602
           Other borrowed money                             145                                                    145
           Long-term debt                                                                                23         23
                                                          -----       -----      -----     -----      -----      -----
         Total interest-bearing liabilities                 774          74         74       139        717      1,778
                                                          -----       -----      -----     -----      -----      -----

         Period GAP                                        (323)        (45)       (18)      350        323     $  287
                                                          -----       -----      -----     -----      -----      -----
         Cumulative GAP                                   $(323)      $(368)     $(386)     $(36)      $287
                                                          =====       =====      =====     =====      =====


                  Management utilizes additional tools, including income simulation analysis, which provide a more meaningful measure of interest rate risk. Income simulation analysis captures not only the potential of all assets and liabilities to mature or reprice, but also the probability that they will do so. Income simulation also attends to the relative interest rate sensitivities of these items, and projects their behavior over an extended period of time. Finally, income simulation permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them.

                  The Company's income simulation model is used to predict the impact on net interest income of a 300 basis point increase in general market interest rates over the next twelve months. The Company's Asset Liability Committee has determined that in the current economic environment, as much as a 10% decrease in net interest income over a two year period compared to projected net interest income in a flat rate scenario is an acceptable level of interest rate risk. Based on its interest rate sensitivity analysis prepared as of March 31, 1995, it is projected that net interest income would be reduced by approximately 5.8% over the next two years as a result of a 300 basis point increase in general market interest rates occurring proportionately over the next twelve months.

                  In the event the Company's interest rate risk models indicated an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings. In order to reduce the potential impact from a dramatic increase in interest rates, the Company entered into interest-rate cap agreements during the first quarter of 1995. The strike price of the agreements exceeds current market interest rates. The agreements are for a notional amount of $200 million for a period of two years.

                  Liquidity involves the Company's ability to raise funds to support asset growth or decrease assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company's liquidity needs are met by growth in core deposits, its cash and federal funds sold position, cash flow from its amortizing investment and loan portfolios, as well as the use of short-term borrowings.

         Short-Term Borrowings

                  Short-term borrowings consist primarily of securities sold under agreement to repurchase. These borrowings were used as an additional source of funding for the investment portfolio and to fund loan growth during 1994. At December 31, 1994, short-term borrowings aggregated $312.9 million and had an average rate of 5.94%. During the first quarter of 1995, the Company significantly reduced its outstanding short-term borrowings, primarily through increased time deposits. At March 31, 1995, short-term borrowings aggregated $144.9 million and had an average rate of 6.01%.

         Interest Earning Assets

                  For the three month period ended March 31, 1995, interest earning assets remained at $2.07 billion as compared to December 31, 1994, as payments from the amortizing investment portfolio were used to help fund growth in the loan portfolio.

         Loans

                  During the first quarter of 1995, loans increased $18.1 million from $802.0 million to $820.1 million. At March 31, 1995, loans represented 42% of total deposits and 36% of total assets.

                  The increase in the loan portfolio was due primarily to loans secured by 1-4 family residential properties (including home equity loans) and loans secured by commercial real estate properties.

         Investments

                  During the first quarter of 1995, total securities decreased $19.8 million from $1.26 billion to $1.24 billion, as a result of payments on the existing portfolio. For the three month period, securities available for sale decreased from $118.9 million to $118.2 million, and securities held to maturity decreased from $1.15 billion to $1.12 billion. Trading securities increased to $2.3 million as a result of the establishment of Commerce Capital, a Bank Securities Dealer department of Commerce NJ. At March 31, 1995, the average life of the investment portfolio is approximately 7.9 years.

                Short-term  investments  (Federal  funds  sold)  increased  $250 thousand to $10.0 million. At March 31, 1995, total securities and Federal funds sold aggregated $1.25 billion and represented 55% of total assets.

         Net Income

                  Net income for the first quarter of 1995 was $5.2 million, an increase of $600 thousand over the $4.6 million recorded for the first quarter of 1994. The increase was due to increased net interest income, as well as reduced loan loss provisions and increased noninterest income which offset increased overhead expenses. On a per share basis, fully diluted net income for the first quarter of 1995 was $.50 per common share compared to $.48 per common share for the first quarter of 1994.

                Return on average  assets  (ROA) and  return on  average  equity
         (ROE) for the first quarter of 1995 were 0.91% and 16.60%, respectively, compared to 0.86% and 18.42%, respectively, for the same 1994 period.

         Net Interest Income

                  Net interest income totaled $22.9 million for the first quarter of 1995, an increase of $2.2 million or 10%, from $20.7 million in the first quarter of 1994. The improvement in net interest income was due primarily to volume increases in the loan portfolio.

         Noninterest Income

                Noninterest income for the first quarter of 1995 totaled $4.6 million, an increase of $364 thousand as compared to the first quarter of 1994. Increased deposit charges and service fees, which rose $222 thousand from the first quarter of 1994 due to higher transaction volumes, were primarily responsible for the increase.

         Noninterest Expense

                  For the first quarter of 1995, noninterest expense totaled $18.4 million, an increase of $1.7 million, or 10.5%, over the same period in 1994. Contributing to this increase was new branch activity in the last three quarters of 1994. As a result of the addition of these offices, staff, facilities, and related expenses rose accordingly.

                  Salaries increased $867 thousand due primarily to the 10.3% increase in the number of full time equivalent (FTE) employees from 1,093 at March 31, 1994 to 1,206 at March 31, 1995. The increase in the number of FTE employees results primarily from the branch expansion activities which have occurred during the past year. Benefits associated with these increased salaries rose $259 thousand. Occupancy, furniture and equipment, and office expenses increased by $159 thousand, $349 thousand, and $225 thousand, respectively, due to additional branch offices and the ongoing refurbishment of existing facilities. Increased expenses included building rent and real estate taxes, depreciation, maintenance, telecommunications, postage and stationery and supplies.

                  Audit and regulatory fees and assessments increased $66 thousand over the first quarter of 1994 due to increased deposits and associated Federal deposit insurance premiums on such deposits. Marketing expense increased $118 thousand due to increased advertising programs, including an emphasis on the new markets served by the expanded number of branch facilities. Other real estate expenses decreased by $102 thousand as compared to the first quarter of 1994. This decrease is consistent with the decrease in the other real estate portfolio. Other noninterest expenses for the first quarter of 1995 decreased $195 thousand from 1994. The decrease resulted primarily from decreased loan and printing expenses and lower provisions for non-credit-related losses.

                  One key measure used to monitor progress in controlling overhead expenses is the ratio of noninterest expenses to average assets. For the first three months of 1995, this ratio equaled 3.20% versus 3.08% for the comparable 1994 period. The operating efficiency ratio (noninterest expenses, less other real estate expenses, divided by net interest income plus noninterest income excluding non-recurring gains) was 64.36% for the first three months of 1995 as compared to 63.43% for the same 1994 period.

         Loan and Asset Quality

                  Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at March 31, 1995 were $20.9 million, or .92% of total assets compared to $22.3 million or .97% of total assets at December 31, 1994 and $24.8 million or 1.11% of total assets at March 31, 1994.

                  Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at March 31, 1995 were $11.0 million or 1.35% of total loans compared to $11.8 million or 1.47% of total loans at December 31, 1994 and $8.9 million or 1.24% of total loans at March 31, 1994. At March 31, 1995, loans past due 90 days or more and still accruing interest amounted to $92 thousand compared to $211 thousand at December 31, 1994 and $187 thousand at March 31, 1994. Additional loans considered as potential problem loans by the Company's internal loan review department ($7.0 million at March 31, 1995, $7.0 million at December 31, 1994 and $7.9 million at March 31, 1994) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

                  Other real estate (ORE) at March 31, 1995 totaled $9.9 million compared to $10.5 million at December 31, 1994 and $15.9 million at March 31, 1994. These properties have been written down to the lower of cost or fair value less disposition costs.

                  On pages 14 and 15 are tabular presentation showing detailed information about the Company's non-performing loans and assets and an analysis of the Company's allowance for loan losses and other related data for March 31, 1995, December 31, 1994, and March 31, 1994.

         The following summary presents information regarding non-performing loans and assets as of March 31, 1995 and the preceding four quarters:
         (dollar amounts in thousands)

                                           March 31,   Dec. 31,  Sept. 30,   June 30,  March 31,
                                             1995       1994       1994       1994       1994
Non-accrual loans:
  Commercial                                $1,379     $1,624     $1,810     $2,369     $2,747
  Consumer                                   1,025      1,427      1,629      1,603      1,463
  Real Estate:
    Construction                               955        955        922        956        914
    Mortgage                                 7,201      7,240      5,908      4,477      2,349
                                            ------     ------     ------     ------     ------
      Total non-accrual loans               10,560     11,246     10,269      9,405      7,473
                                            ------     ------     ------     ------     ------

Restructured loans
  Commercial                                   142        143        157        160          0
  Consumer                                      29         29
  Real Estate:
    Construction
    Mortgage                                   302        404        280        132      1,383
                                            ------     ------     ------     ------     ------
      Total restructured loans                 473        576        437        292      1,383
                                            ------     ------     ------     ------     ------

  Total non-performing loans                11,033     11,822     10,706      9,697      8,856
                                            ------     ------     ------     ------     ------

Other real estate                            9,880     10,517     13,170     15,953     15,921
                                            ------     ------     ------     ------     ------

Total non-performing assets                 20,913     22,339     23,876     25,650     24,777
                                            ------     ------     ------     ------     ------

Loans past due 90 days or more
  and still accruing                            92        211        199        154        187
                                            ------     ------     ------     ------     ------

Total non-performing assets and
  loans past due 90 days or more           $21,005    $22,550    $24,075    $25,804    $24,964
                                           =======    =======    =======    =======    =======

Total non-performing loans as a
  percentage of total period-end
  loans                                       1.35%      1.47%      1.40%      1.31%      1.24%

Total non-performing assets as a
  percentage of total period-end assets       0.92%      0.97%      1.06%      1.12%      1.11%

Total non-performing assets and loans
  past due 90 days or more as a
  percentage of total period-end assets       0.92%      0.98%      1.07%      1.13%      1.11%

Allowance for loan losses as a
  percentage of total non-performing
  loans                                        117%       102%       106%       113%       117%

Allowance for loan losses as a percentage
  of total period-end loans                   1.57%      1.50%      1.48%      1.48%      1.45%

Total non-performing assets and loans
  past due 90 days or more as a
  percentage of stockholders' equity and
  allowance for loan losses                     13%        18%        20%        22%        22%

         The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data: (dollar amounts in thousands)

                                                                                                     Year
                                                                     Three Months Ended             Ended
                                                                 03/31/95         03/31/94        12/31/94
               Balance at beginning of period                      $12,036         $10,023         $10,023
               Provisions charged to operating expenses                857           1,050           4,210
                                                                   -------         -------         -------
                                                                    12,893          11,073          14,233
               Recoveries on loans charged-off:
                 Commercial                                             12              13             100
                 Consumer                                               63              20             123
                 Real estate                                           101                              22
                                                                   -------         -------         -------
               Total recoveries                                        176              33             245

               Loans charged-off:
                 Commercial                                            (54)           (446)         (1,519)
                 Consumer                                              (58)           (180)           (530)
                 Real estate                                           (48)            (93)           (393)
                                                                   -------         -------         -------
               Total charged-off                                      (160)           (719)         (2,442)
                                                                   -------         -------         -------
               Net charge-offs                                          16            (686)         (2,197)
                                                                   -------         -------         -------

               Balance at end of period                            $12,909         $10,387         $12,036
                                                                   =======         =======         =======


               Net charge-offs as a percentage of
               average loans outstanding                             (0.01) %         0.38  %         0.29  %

                           PART II. OTHER INFORMATION



         Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibit 11 - Computation of Net Income Per Share

                           No reports on Form 8-K were filed during the first quarter ended March 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  COMMERCE BANCORP, INC.
                                                      (Registrant)







     May 12, 1995                            /s/ C. Edward Jordan, Jr.
     ------------                            -----------------------------
       (Date)                                   C. EDWARD JORDAN, JR.
                                              EXECUTIVE VICE PRESIDENT
                                            (PRINCIPAL FINANCIAL OFFICER)