Form 10-Q
period 1995-06-30
COMMERCE BANCORP INC /NJ/
filed 1995-08-14
CIK 715096

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1995

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

                           Yes __X__    No ____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.


         Common Stock                                       10,628,135
       (Title of Class)                             (No. of Shares Outstanding
                                                          as of 08/04/95)



Series C ESOP Cumulative Con-
   vertible Preferred Stock                                   417,000
         (Title of Class)                           (No. of Shares Outstanding
                                                           as of 08/04/95)

                    COMMERCE BANCORP, INC. AND SUBSIDIARIES




                                     INDEX



                                                                            Page


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets (Unaudited)
                     June 30, 1995 and December 31, 1994 .....................4

           Consolidated Statements of Income (Unaudited)
                     Three months ended June 30,  1995
                     and June 30, 1994 and six months
                     ended June 30, 1995 and June 30, 1994 ...................5

           Consolidated Statements of Cash Flows (Unaudited)
                     Six months ended June 30, 1995 and
                     June 30, 1994 ...........................................6

           Notes to Consolidated Financial Statements (Unaudited) ............7

Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operation ......................9

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders ..............17

Item 6.    Exhibits and Reports on Form 8-K .................................18

                    Commerce Bancorp, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                  (unaudited)

                                                                                  June 30,     December 31,
(dollars in thousands)                                                                 1995          1994
Assets
      Cash and due from banks                                                    $  126,169    $  119,697
            Federal funds sold                                                       50,500         9,750
                                                                                 ----------    ----------
                   Cash and cash equivalents                                        176,669       129,447
            Mortgages held for sale                                                   3,112         2,263
            Securities available for sale                                           116,498       118,855
            Securities held to maturity:
                    U.S. Government agency mortgage-backed obligations            1,077,658     1,113,359
                    Collateralized mortgage obligations                               1,951         2,390
                    Obligations of state and political subdivisions                   2,379           565
                    Other securities                                                 30,066        28,819
                                                                                 ----------    ----------
                      Total securities held to maturity
                       (market value 1995-$1,080,206; 1994-$1,039,311)            1,112,054     1,145,133
            Trading securities                                                       13,813
            Loans                                                                   850,597       801,952
                    Less allowance for loan losses                                   13,084        12,036
                                                                                 ----------    ----------
                                                                                    837,513       789,916
            Bank premises and equipment, net                                         64,589        57,997
            Other assets                                                             45,992        47,679
                                                                                 ----------    ----------
                                                                                 $2,370,240    $2,291,290
                                                                                 ==========    ==========

Liabilities
            Deposits:
                    Demand:
                      Interest-bearing                                           $  597,131    $  510,345
                      Noninterest-bearing                                           389,435       367,421
                    Savings                                                         481,348       488,282
                    Time                                                            689,392       468,524
                                                                                 ----------    ----------
                      Total deposits                                              2,157,306     1,834,572
            Other borrowed money                                                     34,106       312,895
            Other liabilities                                                           454         3,565
            Obligation to Employee Stock Ownership Plan (ESOP)                        4,872         5,385
            Long-term debt                                                           23,000        23,000
                                                                                 ----------    ----------
                                                                                  2,219,738     2,179,417

Stockholders'
Equity
            Common stock, 10,702,887 shares issued (8,889,506 shares in 1994)        16,723        13,234
              Series C preferred stock, 417,000 shares authorized, issued and outstanding (liquidating preference: $18.00 per share totaling
$             7,506)                                                                  7,506         7,506
            Capital in excess of par or stated value                                111,463        80,033
            Retained earnings                                                        21,306        17,757
                                                                                 ----------    ----------
                                                                                    156,998       118,530
            Less commitment to ESOP                                                   4,872         5,385
            Less treasury stock, at cost, 100,159 common shares
              in 1995 (79,520 in 1994)                                                1,624         1,272
                                                                                 ----------    ----------
                         Total stockholders' equity                                 150,502       111,873

                                                                                 ----------    ----------
                                                                                 $2,370,240    $2,291,290
                                                                                 ==========    ==========

See accompanying notes

                    Commerce Bancorp, Inc. and Subsidiaries
                       Consolidated Statements of Income
                                  (unaudited)

                                                                        Three Months Ended     Six Months Ended
                                                                              June 30,              June 30,
             (dollars in thousands, except per share amounts)             1995       1994       1995        1994
Interest income
             Interest and fees on loans                                  $19,670    $15,728    $38,349    $31,003
             Interest on investments                                      20,783     20,658     41,865     38,648
             Other interest                                                1,141        169      1,797        411
                                                                         -------    -------    -------    -------
                  Total interest income                                   41,594     36,555     82,011     70,062
                                                                         -------    -------    -------    -------

Interest expense
             Interest on deposits:
                Demand                                                     3,878      2,322      7,286      4,495
                Savings                                                    2,795      2,981      5,481      5,879
                Time                                                       8,627      4,678     15,537      9,584
                                                                         -------    -------    -------    -------
                  Total interest on deposits                              15,300      9,981     28,304     19,958
             Interest on other borrowed money                              2,132      3,445      6,159      5,737
             Interest on long-term debt                                      506        506      1,012      1,012
                                                                         -------    -------    -------    -------
                  Total interest expense                                  17,938     13,932     35,475     26,707
                                                                         -------    -------    -------    -------

             Net interest income                                          23,656     22,623     46,536     43,355
             Provision for loan losses                                       388      1,060      1,245      2,110
                                                                         -------    -------    -------    -------
             Net interest income after provision for
               loan losses                                                23,268     21,563     45,291     41,245

Noninterest income
             Deposit charges and service fees                              3,778      3,433      7,462      6,895
             Other operating income                                        1,019        790      1,928      1,557
             Net investment securities gains                                  18                    18
                                                                         -------    -------    -------    -------
                  Total noninterest income                                 4,815      4,223      9,408      8,452
                                                                         -------    -------    -------    -------

Noninterest expense
             Salaries                                                      6,347      5,524     12,599     10,909
             Benefits                                                      1,789      1,603      3,648      3,203
             Occupancy                                                     1,997      2,024      3,937      3,805
             Furniture and equipment                                       2,409      2,059      4,555      3,856
             Office                                                        1,710      1,465      3,343      2,873
             Audit and regulatory fees and assessments                     1,240      1,172      2,481      2,347
             Marketing                                                       669        707      1,326      1,246
             Other real estate (net)                                         593        655      1,291      1,455
             Other                                                         2,157      2,243      4,110      4,391
                                                                         -------    -------    -------    -------
                  Total noninterest expenses                              18,911     17,452     37,290     34,085
                                                                         -------    -------    -------    -------

             Income before income taxes                                    9,172      8,334     17,409     15,612
             Provision for federal and state income taxes                  3,356      3,045      6,350      5,686
                                                                         -------    -------    -------    -------
             Net income                                                    5,816      5,289     11,059      9,926

             Dividends on preferred stocks                                   140        393        281        786
                                                                         -------    -------    -------    -------
             Net income applicable to common stock                       $ 5,676    $ 4,896    $10,778    $ 9,140
                                                                         =======    =======    =======    =======

             Net income per common and common equivalent share:
                Primary                                                  $  0.52    $  0.61    $  1.03    $  1.14
                                                                         -------    -------    -------    -------
                Fully diluted                                            $  0.50    $  0.54    $  1.00    $  1.02
                                                                         -------    -------    -------    -------
             Average common and common equivalent shares outstanding:
                Primary                                                   10,848      8,063     10,396      8,024
                                                                          ------      -----     ------      -----
                Fully diluted                                             11,461      9,616     11,018      9,603
                                                                          ------      -----     ------      -----
             Cash dividends declared, common stock                       $  0.16    $  0.14    $  0.31    $  0.28
                                                                         =======    =======    =======    =======

                    Commerce Bancorp, Inc. And Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                    Six Months Ended June 30,
               (dollars in thousands)                                                  1995           1994
Operating
activities
                Net income                                                           $  11,059     $   9,926
                Adjustments to reconcile net income to net cash (used)
                  provided by operating activities:
                    Provision for loan losses                                            1,245         2,110
                    Provision for depreciation, amortization and accretion               6,333         9,596
                    Proceeds from sales of mortgages held for sale                       7,291        65,667
                    Originations of mortgages held for sale                             (8,140)      (26,232)
                    Net loan (chargeoffs)                                                 (197)       (1,127)
                    Net increase in trading securities                                 (13,813)
                    Increase in other assets                                              (816)       (1,810)
                    Decrease in other liabilities                                       (3,111)      (17,779)
                                                                                     ---------     ---------
                                 Net cash (used) provided by operating activities         (149)       40,351

Investing
activities
                Proceeds from the maturity of securities available for sale              8,056        26,839
                Proceeds from the maturity of securities held to maturity               35,028        92,139
                Purchase of securities available for sale                                 (312)
                Purchase of securities held to maturity                                 (3,741)     (345,975)
                Net increase in loans                                                  (51,029)      (42,948)
                Proceeds from sales of loans                                             2,384         2,278
                Purchases of premises and equipment                                    (10,294)       (7,606)
                                                                                     ---------     ---------
                                 Net cash (used) by investing activities               (19,908)     (275,273)

Financing
activities
                Net increase in demand and savings deposits                            101,866        61,894
                Net increase (decrease)  in time deposits                              220,868       (31,594)
                Net (decrease) increase in other borrowed money                       (278,789)      228,210
                Issuance of common stock                                                25,774
                Dividends paid                                                          (3,376)       (2,946)
                Proceeds from issuance of common stock under
                  dividend reinvestment and other stock plans                            1,190         1,041
                Purchase of treasury stock                                                (352)         (117)
                Other                                                                       98            98
                                                                                     ---------     ---------
                                 Net cash provided by financing activities              67,279       256,586

                Increase  in cash and cash equivalents                                  47,222        21,664
                Cash and cash equivalents at beginning of year                         129,447       105,725
                                                                                     ---------     ---------
                Cash and cash equivalents at end of period                           $ 176,669     $ 127,389
                                                                                     ---------     ---------

                Supplemental disclosures of cash flow
                  information: Cash paid during the period for:
                     Interest                                                        $  35,475       $25,063
                     Income taxes                                                        7,088         5,754
                                                                                     ---------     ---------

                    COMMERCE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A.       Consolidated Financial Statements

                  The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report for the period ended December 31, 1994. The results for the three months ended June 30, 1995, and for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

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

C.       Employee Stock Ownership Plan (ESOP) Debt Guarantee

                  The Company has guaranteed a debt obligation of its Employee Stock Ownership Plan ("ESOP") which originated at $7,500,000 and has been reduced to $4,872,000 through principal reductions. Accordingly, the loan amount is reflected in the Company's consolidated balance sheet as a liability and an equal amount, representing deferred employee benefits, has been recorded as a deduction from stockholders' equity. The ESOP obtained the loan in 1990 to acquire a new class of Company Cumulative Convertible Preferred Stock (Series C) at a price of $18.00 per share. The loan was refinanced in 1994, and is payable in quarterly installments with the final payment due January 28, 2000. The loan bears interest at a variable rate, although the rate can be fixed at future repricing dates in accordance with the loan agreement. As the Company makes annual contributions to the ESOP, these contributions, plus dividends from the Company's Series C Preferred Stock held by the ESOP, will be used to repay the loan.


D.       Issuance of Common Stock

                  On February 15, 1995, the Company publicly issued 1,725,000 shares of common stock. Net proceeds to the Company were $25,774,000 after deducting expenses of $1,826,000. The proceeds are earmarked for general corporate purposes, including providing additional equity capital to the Company's bank subsidiaries to support the Company's branch expansion growth strategy.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation Capital Resources

                  At June 30, 1995, stockholders' equity totaled $150.5 million or 6.35% of total assets, compared to $111.9 million or 4.88% of total assets at December 31, 1994. On February 15, 1995, the Company issued 1,725,000 shares of common stock, resulting in net proceeds of $25.8 million.

                  The table below presents a comparison of the Company's and each of its three bank subsidiaries risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated.

                                                                                                        Capital
                                                                                                        Excess
                                                                                      Minimum            as of
                                                June 30,            June 30,        Regulatory         June 30,
                                                  1995                1994         Requirements          1995
                                                  ----                ----         ------------          ----
                                                                                                    (in thousands)
         Company
                Risk based capital ratios:
                  Tier 1                          12.62%              9.60%          4.00%             $98,650
                  Total capital                   15.77              12.77           8.00               88,930
                Leverage ratio                     6.17               4.49           3.00-5.00          74,090 (1)

         Commerce NJ
                Risk based capital ratios:
                  Tier 1                          14.45%             11.17%          4.00%             $95,290
                  Total capital                   15.59              12.19           8.00               69,250
                Leverage ratio                     6.99               5.15           3.00-5.00          75,320 (1)

         Commerce PA
                Risk based capital ratios:
                  Tier 1                          12.24%             11.67%          4.00%            $  9,140
                  Total capital                   13.34              12.72           8.00                5,920
                Leverage ratio                     6.35               5.83           3.00-5.00           7,170 (1)

         Commerce Shore Risk based capital
           ratios:
                  Tier 1                          12.39%             13.44%          4.00%             $10,760
                  Total capital                   13.49              14.70           8.00                7,050
                Leverage ratio                     6.08               6.26           3.00-5.00           8,050 (1)

         (1) Based on a minimum regulatory requirement of 3.00%

                At June 30, 1995, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%.

         Deposits

                  Total deposits at June 30, 1995 were $2.16 billion, up $382.1 million, or 22% over total deposits of $1.78 billion at June 30, 1994, and up by $322.7 million, or 18% from year-end 1994. Deposit growth during the first six months of 1995 was largely from the public sector, supported by growth in core deposits, particularly savings and time deposits.

         Interest Rate Sensitivity and Liquidity

                  An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. Historically, the most common method of estimating interest rate risk was to measure the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time ("GAP"), typically one year. Under this method, a company is considered liability sensitive when the amount of its interest-bearing liabilities exceeds the amount of its interest-earning assets within the one year horizon. The following table illustrates the GAP position of the Company as of June 30, 1995:

                                                            1-90      91-180      181-365     1-5     Beyond
                                                            Days       Days        Days      Years    5 Years    Total
         Rate Sensitive:
         Interest-earning assets
           Loans                                           $ 437         $13        $27      $246       $120    $   843
           Investment securities                              46          32         73       397        694      1,242
           Federal funds sold                                 51                                                     51
                                                          ------      ------      -----     -----      -----      -----
         Total interest-earning assets                       534          45        100       643        814      2,136
                                                          ------      ------      -----     -----      -----      -----
         Interest-bearing liabilities
           Deposits
              Transaction accounts                           347                                         731      1,078
              Time                                           341          67        145       124         13        690
           Other borrowed money                               34                                                     34
           Long-term debt                                                                                 23         23
                                                          ------      ------      -----     -----      -----      -----
         Total interest-bearing liabilities                  722          67        145       124        767      1,825
                                                          ------      ------      -----     -----      -----      -----

         Period GAP                                         (188)        (22)       (45)      519         47     $  311
                                                          ------      ------      -----     -----      -----      -----
         Cumulative GAP                                   $ (188)      $(210)     $(255)    $ 264       $311
                                                          =======      ======     ======    =====       ====


         The Company's negative GAP position has been significantly reduced during the first six months of 1995, primarily through the reduction in the balance of short-term borrowings from $312.9 million at December 31, 1994 to $34.1 million at June 30, 1995.

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

                  The Company's income simulation model is used to predict the impact on net interest income of a 200 basis point increase in general market interest rates over the next twelve months. The Company's Asset Liability Committee has determined that in the current economic environment, as much as a 5% decrease in net interest income over a two year period compared to projected net interest income in a flat rate scenario is an acceptable level of interest rate risk. Based on its interest rate sensitivity analysis prepared as of June 30, 1995, it is projected that net interest income would be reduced by approximately 1.6% over the next two years as a result of a 200 basis point increase in general market interest rates occurring proportionately over the next twelve months.

                  In the event the Company's interest rate risk models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings. In order to reduce the potential impact from a dramatic increase in interest rates, the Company entered into interest-rate cap agreements during the first quarter of 1995. The strike price of the agreements exceeds current market interest rates. The agreements are for a notional amount of $200 million for a period of two years.

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

         Short-Term Borrowings

                  Short-term borrowings consist of securities sold under agreement to repurchase. These borrowings were used as an additional source of funding for the investment portfolio and to fund loan growth during 1994. At December 31, 1994, short-term borrowings aggregated $312.9 million and had an average rate of 5.94%. During the first six months of 1995, the Company significantly reduced its outstanding short-term borrowings, primarily through increased deposits. At June 30, 1995, short-term borrowings aggregated $34.1 million and had an average rate of 5.65%.

         Interest Earning Assets

                  For the six month period ended June 30, 1995, interest earning assets increased $68.6 million from $2.07 billion to $2.15 billion. This increase was primarily in the loan portfolio which increased $48.6 million.

         Loans

                  During the first six months of 1995, loans increased $48.6 million from $802.0 million to $850.6 million. At June 30, 1995, loans represented 39% of total deposits and 36% of total assets.

                  The increase in the loan portfolio was due primarily to loans secured by 1-4 family residential properties (including home equity loans) and loans secured by commercial real estate properties.

         Investments

                During the first six months of 1995, total securities decreased $21.6 million from $1.26 billion to $1.24 billion, as a result of payments on the existing portfolio. For the six month period, securities available for sale decreased from $118.9 million to $116.5 million, and securities held to maturity decreased from $1.15 billion to $1.11 billion. Trading securities increased to $13.8 million as a result of the establishment of Commerce Capital, a bank securities dealer department of Commerce NJ. At June 30, 1995, the average life of the investment portfolio is approximately 7.7 years.

                  Short-term investments (Federal funds sold) increased $40.7 million from $9.8 million to $50.5 million. At June 30, 1995, total securities and Federal funds sold aggregated $1.29 billion and represented 55% of total assets.

         Net Income

                  Net income for the second quarter of 1995 was $5.8 million, an increase of $527 thousand over the $5.3 million recorded for the second quarter of 1994. Net income for the first six months of 1995 was $11.1 million, an increase of $1.2 million over the $9.9 million recorded in the first six months of 1994. These increases were due to increases in net interest income, as well as reduced loan loss provisions and increases in noninterest income which offset increased overhead expenses. On a per share basis, fully-diluted net income for the second quarter of 1995 and for the six months of 1995 were $.50 and $1.00 per common share compared to $.54 and $1.02 per common share for the respective 1994 periods. Net income per share for the second quarter of 1995 and for the first six months of 1995 were impacted by the issuance of 1,725,000 shares of common stock via an underwritten public offering in the first quarter of 1995.

                Return on average  assets  (ROA) and  return on  average  equity
         (ROE) for the second quarter of 1995 were 0.99% and 16.05%, respectively, compared to 0.94% and 20.36%, respectively, for the same 1994 period. ROA and ROE for the first six months of 1995 were 0.95% and 16.30%, respectively, compared to 0.90% and 19.40% a year ago.

         Net Interest Income

                  Net interest income totaled $23.7 million for the second quarter of 1995, an increase of $1.1 million or 5%, from $22.6 million in the second quarter of 1994. Net interest income for the first six months of 1995 totaled $46.5 million, up $3.2 million or 7% from the first six months of 1994. The improvement in net interest income for both reporting periods was due primarily to volume increases in the loan portfolio.

         Noninterest Income

                Noninterest income in 1995 increased $592 thousand and $956 thousand for the three and six months ended June 30, respectively, over the comparable 1994 periods. These increases were due primarily to increased deposit charges and service fees.

          Noninterest Expense

                 For the second quarter of 1995, noninterest expense totaled $18.9 million, an increase of $1.4 million, or 8.4%, over the same period in 1994. Contributing to this increase was new branch activity over the past twelve months. As a result of the addition of these offices, staff, facilities, and related expenses rose accordingly.

                  Salaries  increased  $823  thousand due  primarily to the 5.1%
         increase in the number of full time equivalent (FTE) employees from 1,118 at June 30,1994 to 1,175 at June 30,1995. The increase in the number of FTE employees results primarily from the branch expansion activities which have occurred during the past year. Benefits associated with these increased salaries rose $186 thousand. Furniture and equipment and office expenses increased by $350 thousand and $245 thousand, respectively, due to additional branch offices and the ongoing refurbishment of existing facilities. Increased expenses included depreciation, software, postage and stationery and supplies. Occupancy expenses decreased by $27 thousand, as a result of the second quarter of 1994 being impacted by the costs associated with the termination of a maintenance contract.

                 Audit and regulatory fees and assessments increased $68 thousand over the second quarter of 1994 due to increased deposits and associated Federal deposit insurance premiums on such deposits. Marketing expense decreased by $38 thousand due to a refocusing of advertising programs. Other real estate expenses decreased by $62 thousand as compared to the second quarter of 1994. This decrease is consistent with the decrease in the other real estate portfolio. Other noninterest expenses for the second quarter of 1995 decreased $86 thousand from 1994. The decrease resulted primarily from decreased printing expenses and lower provisions for non-credit-related losses.

                 For the first six months of 1995, noninterest expense totaled $37.3 million, an increase of $3.2 million, or 9.4%, over the first six months of 1994. Contributing to this increase was new branch activity as noted above.

                 Salaries and benefits increased $1.7 million and $445 thousand, respectively, due to the increase in the number of FTE employees resulting primarily from branch expansion activities. Occupancy, furniture and equipment, and office expenses increased by $132 thousand, $699 thousand, and $470 thousand, respectively, due to expenses associated with the increased number of branch facilities. Increased expenses included building rent and real estate taxes, depreciation, software, telecommunications, postage, and stationary and supplies.

                  Audit and regulatory fees and assessments increased by $134 thousand over the first six months of 1994 due to increased deposits and associated Federal deposit insurance premiums on such deposits. Marketing expense increased by $80 thousand, due to a refocusing of advertising programs. Other real estate expenses decreased $164 thousand as compared to the first six months of 1994, reflecting the decrease in the other real estate portfolio. Other noninterest expenses for the first six months of 1995 decreased $281 thousand from 1994. The decrease resulted primarily from decreased printing expenses and lower provisions for non-credit-related losses.

                 One  key  measure  used  to  monitor  progress  in  controlling overhead expenses is the ratio of noninterest expenses to average assets. For the first six months of 1995, this ratio equaled 3.21% versus 3.09% for the comparable 1994 period. The operating efficiency ratio (noninterest expenses, less other real estate expenses, divided by net interest income plus noninterest income excluding non-recurring gains) was 64.35% for the first six months of 1995 as compared to 62.98% for the same 1994 period.

         Loan and Asset Quality

                  Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at June 30, 1995 were $18.8 million, or .79% of total assets compared to $22.3 million or .97% of total assets at December 31, 1994 and $25.7 million or 1.12% of total assets at June 30, 1994.

                  Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at June 30, 1995 were $10.2 million or 1.20% of total loans compared to $11.8 million or 1.47% of total loans at December 31, 1994 and $9.7 million or 1.31% of total loans at June 30, 1994. At June 30, 1995, loans past due 90 days or more and still accruing interest amounted to $86 thousand compared to $211 thousand at December 31, 1994 and $154 thousand at June 30, 1994. Additional loans considered as potential problem loans by the Company's internal loan review department ($7.8 million at June 30, 1995, $7.0 million at December 31, 1994 and $6.7 million at June 30, 1994) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

                  Other real estate (ORE) at June 30, 1995 totaled $8.6 million compared to $10.5 million at December 31, 1994 and $16.0 million at June 30, 1994. These properties have been written down to the lower of cost or fair value less disposition costs.

                  On pages 15 and 16 are tabular presentation showing detailed information about the Company's non-performing loans and assets and an analysis of the Company's allowance for loan losses and other related data for June 30, 1995, December 31, 1994, and June 30, 1994.

The following summary presents information regarding non-performing loans and assets as of June 30, 1995 and the preceding four quarters: (dollar amounts in thousands)

                                             June 30,     March 31,     Dec. 31,      Sept. 30,     June 30,
                                               1995         1995          1994          1994          1994
Non-accrual loans:
  Commercial                                 $   897       $ 1,379       $ 1,624       $ 1,810       $ 2,369
  Consumer                                     1,063         1,025         1,427         1,629         1,603
  Real Estate:
    Construction                                 911           955           955           922           956
    Mortgage                                   7,003         7,201         7,240         5,908         4,477
                                             -------       -------       -------       -------       -------
      Total non-accrual loans                  9,874        10,560        11,246        10,269         9,405
                                             -------       -------       -------       -------       -------

Restructured loans
  Commercial                                     140           142           143           157           160
  Consumer                                        70            29            29
  Real Estate:
    Construction
    Mortgage                                      85           302           404           280           132
                                             -------       -------       -------       -------       -------
      Total restructured loans                   295           473           576           437           292
                                             -------       -------       -------       -------       -------

  Total non-performing loans                  10,169        11,033        11,822        10,706         9,697
                                             -------       -------       -------       -------       -------

Other real estate                              8,591         9,880        10,517        13,170        15,953
                                             -------       -------       -------       -------       -------

Total non-performing assets                   18,760        20,913        22,339        23,876        25,650
                                             -------       -------       -------       -------       -------

Loans past due 90 days or more
  and still accruing                              86            92           211           199           154
                                             -------       -------       -------       -------       -------

Total non-performing assets and
  loans past due 90 days or more             $18,846       $21,005       $22,550       $24,075       $25,804
                                             =======       =======       =======       =======       =======

Total non-performing loans as a
  percentage of total period-end
  loans                                         1.20%         1.35%         1.47%         1.40%         1.31%

Total non-performing assets as a
  percentage of total period-end assets         0.79%         0.92%         0.97%         1.06%         1.12%

Total non-performing assets and loans
  past due 90 days or more as a
  percentage of total period-end assets         0.80%         0.92%         0.98%         1.07%         1.13%

Allowance for loan losses as a
  percentage of total non-performing
  loans                                          129%          117%          102%          106%          113%

Allowance for loan losses as a percentage
  of total period-end loans                     1.54%         1.57%         1.50%         1.48%         1.48%

Total non-performing assets and loans
  past due 90 days or more as a
  percentage of stockholders' equity and
  allowance for loan losses                       12%           13%           18%           20%           22%

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and othe related data: (dollar amounts in thousands)

                                                                                                  Year
                                                                     Six Months Ended            Ended
                                                                06/30/95        06/30/94        12/31/94
               Balance at beginning of period                     $12,036         $10,023         $10,023
               Provisions charged to operating expenses             1,245           2,110           4,210
                                                                  -------         -------         -------
                                                                   13,281          12,133          14,233
               Recoveries on loans charged-off:
                 Commercial                                            71              33             100
                 Consumer                                             112              68             123
                 Real estate                                          266               0              22
                                                                  -------         -------         -------
               Total recoveries                                       449             101             245

               Loans charged-off:
                 Commercial                                          (366)           (792)         (1,519)
                 Consumer                                            (207)           (268)           (530)
                 Real estate                                          (73)           (168)           (393)
                                                                  -------         -------         -------
               Total charged-off                                     (646)         (1,228)         (2,442)
                                                                  -------         -------         -------
               Net charge-offs                                       (197)         (1,127)         (2,197)
                                                                  -------         -------         -------

               Balance at end of period                           $13,084         $11,006         $12,036
                                                                  =======         =======         =======



               Net charge-offs as a percentage of
               average loans outstanding                             0.05%           0.31%           0.29%

                           PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of  Securities Holders

                        The Annual Meeting of the Registrant's  Shareholders was
                  held on June 20, 1995. The only item of business acted upon at the Annual Meeting was the election of nine directors for one year terms. The number of votes cast for and against as to each nominee for director was as follows:

                  Name of
                  Nominee                       For        Against

                  Vernon W. Hill, II         9,010,656      73,411
                  C. Edward Jordan, Jr.      9,076,561      67,506
                  David Baird, IV            9,076,808      67,259
                  Robert C. Beck             8,975,982     168,085
                  Jack R Bershad             8,973,687     170,380
                  Morton N. Kerr             9,075,323      68,744
                  Steven M. Lewis            9,076,222      67,845
                  Daniel J. Ragone           9.068,794      75,273
                  Joseph T. Tarquini, Jr.    9,075,228      68,839

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibit 11 - Computation of Net Income Per Share

                           No reports  on Form 8-K were filed  during the second
                  quarter ended June 30, 1995.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             COMMERCE BANCORP, INC.
                                                  (Registrant)










August 14, 1995
  (Date)                                        C. EDWARD JORDAN, JR.
                                               EXECUTIVE VICE PRESIDENT
                                             (PRINCIPAL FINANCIAL OFFICER)