Form 10-Q
period 1995-09-30
COMMERCE BANCORP INC /NJ/
filed 1995-11-14
CIK 715096

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1995

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

                           Yes __X__                No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.




         Common Stock                                10,679,526
       (Title of Class)                      (No. of Shares Outstanding
                                                   as of 11/03/95)



 Series C ESOP Cumulative Con-
   vertible Preferred Stock                             417,000
         (Title of Class)                      (No. of Shares Outstanding
                                                    as of 11/03/95)

                    COMMERCE BANCORP, INC. AND SUBSIDIARIES




                                     INDEX



                                                                            Page


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited)
             September 30, 1995 and December 31, 1994 .......................1

         Consolidated  Statements  of Income  (Unaudited)
             Three months ended  September  30, 1995 and
             September 30, 1994 and nine months ended
             September  30, 1995 and  September 30, 1994 ....................2

         Consolidated Statements of Cash Flows (Unaudited)
             Nine months ended September 30, 1995 and
             September 30, 1994 .............................................3

         Notes to Consolidated Financial Statements ( Unaudited) ............4

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operation .............................6

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ..................................14

                    Commerce Bancorp, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                  (unaudited)

                                                                          September 30,  December 31,
                     (dollars in thousands)                                    1995          1994
Assets               Cash and due from banks                                $  140,740   $  119,697
                     Federal funds sold                                         32,200        9,750
                                                                            ----------   ----------
                          Cash and cash equivalents                            172,940      129,447
                     Mortgages held for sale                                     7,633        2,263
                     Securities available for sale                             159,570      118,855
                     Securities held to maturity:
                          U.S. Government agency mortgage-backed
                            obligations                                      1,038,869    1,113,359
                          Collateralized mortgage obligations                    1,678        2,390
                          Obligations of state and political subdivisions       10,060          565
                          Other securities                                      39,415       28,819
                                                                            ----------   ----------
                            Total securities held to maturity
                            (market value 1995-$1,059,366;
                             1994-$1,039,311)                                1,090,022    1,145,133
                     Trading securities                                          1,735

                     Loans                                                     869,883      801,952
                          Less allowance for loan losses                        13,005       12,036
                                                                            ----------   ----------
                                                                               856,878      789,916
                     Bank premises and equipment, net                           67,539       57,997
                     Other assets                                               46,540       47,679
                                                                            ----------   ----------
                                                                            $2,402,857   $2,291,290
                                                                            ==========   ==========

Liabilities          Deposits:
                          Demand:
                            Interest-bearing                                $  634,625   $  510,345
                            Noninterest-bearing                                395,824      367,421
                          Savings                                              473,041      488,282
                          Time                                                 712,739      468,524
                                                                            ----------   ----------
                            Total deposits                                   2,216,229    1,834,572
                     Other borrowed money                                                   312,895
                     Other liabilities                                           2,604        3,565
                     Obligation to Employee Stock Ownership Plan (ESOP)          4,615        5,385
                     Long-term debt                                             23,000       23,000
                                                                            ----------   ----------
                                                                             2,246,448    2,179,417

Stockholders'        Common stock, 10,777,252 shares issued
Equity                   (8,889,506 shares in 1994)                             16,839       13,234
                     Series C preferred stock, 417,000 shares
                         authorized, issued and outstanding
                         (liquidating preference: $18.00 per share
                          totaling $7,506)                                       7,506        7,506
                     Capital in excess of par or stated value                  112,318       80,033
                     Retained earnings                                          25,985       17,757
                                                                            ----------   ----------
                                                                               162,648      118,530
                     Less commitment to ESOP                                     4,615        5,385
                     Less treasury stock, at cost, 100,159 common shares
                          in 1995 (79,520 in 1994)                               1,624        1,272
                                                                            ----------   ----------
                            Total stockholders' equity                         156,409      111,873
                                                                            ----------   ----------

                                                                            $2,402,857   $2,291,290
                                                                            ==========   ==========

                    Commerce Bancorp, Inc. and Subsidiaries
                       Consolidated Statements of Income
                                  (unaudited)

                                                                       Three Months Ended            Nine Months Ended
                                                                          September 30,                 September 30,
                       (dollars in thousands, except per
                        share amounts)                                  1995         1994            1995          1994
Interest               Interest and fees on loans                      $20,552      $16,781         $58,901       $47,784
income                 Interest on investments                          19,986       21,447          61,851        60,095
                       Other interest                                    1,036          276           2,833           687
                                                                       -------      -------         -------       -------
                            Total interest income                       41,574       38,504         123,585       108,566
                                                                       -------      -------         -------       -------

Interest               Interest on deposits:
expense                   Demand                                         4,438        2,468          11,724         6,963
                          Savings                                        2,874        3,004           8,355         8,883
                          Time                                           9,564        4,870          25,101        14,454
                                                                       -------      -------         -------       -------
                            Total interest on deposits                  16,876       10,342          45,180        30,300
                       Interest on other borrowed money                    220        4,007           6,379         9,744
                       Interest on long-term debt                          507          507           1,519         1,519
                                                                       -------      -------         -------       -------
                            Total interest expense                      17,603       14,856          53,078        41,563
                                                                       -------      -------         -------       -------

                       Net interest income                              23,971       23,648          70,507        67,003
                       Provision for loan losses                           388        1,050           1,633         3,160
                                                                       -------      -------         -------       -------
                       Net interest income after provision for loan
                         losses                                         23,583       22,598          68,874        63,843

Noninterest            Deposit charges and service fees                  4,249        3,387          11,711        10,282
income                 Other operating income                            1,126          794           3,054         2,351
                       Net investment securities gains                      88          641             106           641
                                                                       -------      -------         -------       -------
                            Total noninterest income                     5,463        4,822          14,871        13,274
                                                                       -------      -------         -------       -------

Noninterest            Salaries                                          6,870        5,924          19,469        16,833
expense                Benefits                                          1,517        1,733           5,165         4,936
                       Occupancy                                         2,285        2,030           6,222         5,835
                       Furniture and equipment                           2,441        2,302           6,996         6,158
                       Office                                            1,916        1,770           5,259         4,643
                       Audit and regulatory fees and assessments           275        1,315           2,756         3,662
                       Marketing                                           715          555           2,041         1,801
                       Other real estate (net)                             516          800           1,807         2,255
                       Other                                             2,657        2,347           6,767         6,738
                                                                       -------      -------         -------       -------
                            Total noninterest expenses                  19,192       18,776          56,482        52,861
                                                                       -------      -------         -------       -------

                       Income before income taxes                        9,854        8,644          27,263        24,256
                       Provision for federal and state income taxes      3,577        3,128           9,927         8,814
                                                                       -------      -------         -------       -------
                       Net income                                        6,277        5,516          17,336        15,442

                       Dividends on preferred stocks                       141          141             422           927
                                                                       -------      -------         -------       -------
                       Net income applicable to common stock            $6,136       $5,375         $16,914       $14,515
                                                                       =======      =======         =======       =======

                       Net income per common and common equivalent
                         share:
                          Primary                                        $0.56        $0.62           $1.59         $1.76
                                                                       -------      -------         -------       -------
                          Fully diluted                                  $0.53        $0.57           $1.53         $1.59
                                                                       -------      -------         -------       -------
                       Average common and common equivalent shares
                         outstanding:
                          Primary                                       11,013        8,712          10,601         8,264
                                                                       -------      -------         -------       -------
                          Fully diluted                                 11,616        9,682          11,303         9,656
                                                                       -------      -------         -------       -------
                       Cash dividends declared, common stock             $0.16        $0.15           $0.47         $0.43
                                                                       =======      =======         =======       =======

                    Commerce Bancorp, Inc. And Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (unaudited)


                                                                                  Nine Months Ended September 30,
                        (dollars in thousands)                                          1995         1994
Operating activities    Net income                                                    $  17,336    $  15,442
                        Adjustments to reconcile net income to net cash
                           provided by operating activities:
                              Provision for loan losses                                   1,633        3,160
                              Provision for depreciation, amortization accretion          9,779       13,200
                              Gains on sales of securities available for sale               (88)        (641)
                              Proceeds from sales of mortgages held for sale              9,887       73,420
                              Originations of mortgages held for sale                   (15,257)     (31,422)
                              Net loan (chargeoffs)                                        (664)      (1,855)
                              Net increase in trading securities                         (1,735)
                              (Increase) decrease in other assets                        (1,708)       8,750
                              Decrease in other liabilities                                (961)     (19,209)
                                                                                      ---------    ---------
                                   Net cash provided by operating activities             18,222       60,845

Investing activities    Proceeds from the sales of securities available for sale            128          961
                        Proceeds from the maturity of securities available for sale      12,943       32,619
                        Proceeds from the maturity of securities held to maturity        63,624      108,291
                        Purchase of securities available for sale                       (48,126)      (1,074)
                        Purchase of securities held to maturity                         (11,452)    (346,002)
                        Net increase in loans                                           (73,257)     (68,771)
                        Proceeds from sales of loans                                      5,326        4,839
                        Purchases of premises and equipment                             (15,119)     (16,482)
                                                                                      ---------    ---------
                                    Net cash (used) by investing activities             (65,933)    (285,619)

Financing activities    Net increase in demand and savings deposits                     137,442       58,159
                        Net increase (decrease)  in time deposits                       244,215      (30,853)
                        Net (decrease) increase in other borrowed money                (312,895)     189,417
                        Issuance of common stock                                         25,774
                        Dividends paid                                                   (5,240)      (4,288)
                        Proceeds from issuance of common stock under
                             dividend reinvestment and other stock plans                  2,112        1,610
                        Purchase of treasury stock                                         (352)        (205)
                        Other                                                               147           44
                                                                                      ---------    ---------
                                    Net cash provided by financing activities            91,203      213,884

                        Increase (decrease)  in cash and cash equivalent                 43,493      (10,890)
                        Cash and cash equivalents at beginning of year                  129,447      105,725
                                                                                      ---------    ---------
                        Cash and cash equivalents at end of period                    $ 172,940    $  94,835
                                                                                      ---------    ---------

                        Supplemental disclosures of cash flow information:
                          Cash paid during the period for:
                            Interest                                                  $  53,398    $  40,216
                            Income taxes                                                  9,608        9,164
                                                                                      ---------    ---------

                    COMMERCE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A.       Consolidated Financial Statements

                  The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report for the period ended December 31, 1994. The results for the three months ended September 30, 1995, and for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

                  The consolidated financial statements include the accounts of Commerce Bancorp, Inc. (the "Company") and all of its subsidiaries, including Commerce Bank, N.A. ("Commerce NJ"), Commerce Bank/Pennsylvania, N.A. and Commerce Bank/Shore, N.A. All material intercompany transactions have been eliminated. Certain amounts from 1994 have been reclassified to conform with the 1995 presentation.

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

C.       Employee Stock Ownership Plan (ESOP) Debt Guarantee

                  The Company has guaranteed a debt obligation of its Employee Stock Ownership Plan ("ESOP") which originated at $7,500,000 and has been reduced to $4,615,000 through principal reductions. Accordingly, the loan amount is reflected in the Company's consolidated balance sheet as a liability and an equal amount, representing deferred employee benefits, has been recorded as a deduction from stockholders' equity. The ESOP obtained the loan in 1990 to acquire a new class of Company Cumulative Convertible Preferred Stock (Series C) at a price of $18.00 per share. The loan was refinanced in 1994, and is payable in quarterly installments with the final payment due January 28, 2000. The loan bears interest at a variable rate, although the rate can be fixed at future repricing dates in accordance with the loan agreement. As the Company makes annual contributions to the ESOP, these contributions, plus dividends from the Company's Series C Preferred Stock held by the ESOP, will be used to repay the loan.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation Capital Resources

                  At September 30, 1995, stockholders' equity totaled $156.4 million or 6.51% of total assets, compared to $111.9 million or 4.88% of total assets at December 31, 1994. On February 15, 1995, the Company issued 1,725,000 shares of common stock, resulting in net proceeds of $25.8 million.

                  The table below presents a comparison of the Company's and each of its three bank subsidiaries risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated.

                                                                                                        Capital
                                                                                                        Excess
                                                                                      Minimum            as of
                                              September 30,       September 30,     Regulatory       September 30,
                                                  1995                1994         Requirements          1995
                                                  ----                ----         ------------          ----
                                                                                                    (in thousands)
         Company
                Risk based capital ratios:
                  Tier 1                          12.84%              9.94%          4.00%            $103,420
                  Total capital                   15.92              13.17           8.00               92,630
                Leverage ratio                     6.37               4.67           3.00-5.00          79,300 (1)

         Commerce NJ
                Risk based capital ratios:
                  Tier 1                          14.78%             11.41%          4.00%             $99,030
                  Total capital                   15.92              12.44           8.00               72,770
                Leverage ratio                     7.21               5.31           3.00-5.00          79,330 (1)

         Commerce PA
                Risk based capital ratios:
                  Tier 1                          11.77%             12.33%          4.00%            $  9,340
                  Total capital                   12.69              13.39           8.00                5,640
                Leverage ratio                     6.10               6.30           3.00-5.00           7,200 (1)

         Commerce Shore Risk based capital ratios:
                  Tier 1                          13.56%             13.17%          4.00%             $12,760
                  Total capital                   14.60              14.42           8.00                8,810
                Leverage ratio                     6.18               5.97           3.00-5.00           9,320 (1)

         (1) Based on a minimum regulatory requirement of 3.00%

                At September 30, 1995, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%.

         Deposits

                  Total deposits at September 30, 1995 were $2.22 billion, up $444.0 million, or 25% over total deposits of $1.77 billion at September 30, 1994, and up by $381.7 million, or 21% from year-end 1994. Deposit growth during the first nine months of 1995 was largely from the public sector, supported by growth in core deposits, particularly time deposits.

         Interest Rate Sensitivity and Liquidity

                  An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. Historically, the most common method of estimating interest rate risk was to measure the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time ("GAP"), typically one year. Under this method, a company is considered liability sensitive when the amount of its interest-bearing liabilities exceeds the amount of its interest-earning assets within the one year horizon. The following table illustrates the GAP position of the Company as of September 30, 1995 (dollar amounts in millions):

                                                           1-90      91-180      181-365     1-5     Beyond
                                                           Days       Days        Days      Years    5 Years    Total
         Rate Sensitive:
         Interest-earning assets
           Loans                                           $ 444         $14        $29      $240       $143    $   870
           Investment securities                              61          37         80       426        647      1,251
           Federal funds sold                                 32                                                     32
                                                         -------     -------    -------   -------    -------    -------
         Total interest-earning assets                       537          51        109       666        790      2,153
                                                         -------     -------    -------   -------    -------    -------
         Interest-bearing liabilities
           Deposits
              Transaction accounts                           355                                         752      1,107
              Time                                           304         102        163       125         19        713
           Other borrowed money
           Long-term debt                                                                                 23         23
                                                         -------     -------    -------   -------    -------    -------
         Total interest-bearing liabilities                  659         102        163       125        794      1,843
                                                         -------     -------    -------   -------    -------    -------

         Period GAP                                         (122)        (51)       (54)      541          4     $  310
                                                         -------     -------    -------   -------    -------    -------
         Cumulative GAP                                   $ (122)      $(173)     $(227)    $ 314       $310
                                                          =======    ========   ========  =======    =======


         The Company's negative one year GAP position has been significantly reduced during the first nine months of 1995, primarily through the elimination of short-term borrowings at September 30, 1995.

                  Management utilizes additional tools, including income simulation analysis, which it believes provides a more meaningful measure of interest rate risk. Income simulation analysis captures not only the potential of all assets and liabilities to mature or reprice, but also the probability that they will do so. Income simulation also attends to the relative interest rate sensitivities of these items, and projects their behavior over an extended period of time. Finally, income simulation permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them.

                  The Company's income simulation model indicates that a 100 basis point increase or decrease in general market interest rates over the next 12 months would have little effect on projected net interest income. Management continues to review and refine its interest rate risk management process in response to the changing economic climate.

                  In the event the Company's interest rate risk models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale portfolio, or the use of risk management strategies such as interest rate swaps and caps.

                  In order to reduce the potential impact from a dramatic increase in interest rates, the Company entered into interest-rate cap agreements during the first quarter of 1995. The strike price of the agreements exceeds current market interest rates. The agreements are for a notional amount of $200 million for a period of two years.

                  Liquidity involves the Company's ability to raise funds to support asset growth or decrease assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company's liquidity needs are met by growth in core deposits, its cash and federal funds sold position, cash flow from its amortizing investment and loan portfolios, as well as the use of short-term borrowings, as required.

         Short-Term Borrowings

                  Short-term borrowings consist of securities sold under agreement to repurchase. These borrowings were used as an additional source of funding for the investment portfolio and to fund loan growth during 1994. At December 31, 1994, short-term borrowings aggregated $312.9 million and had an average rate of 5.94%. During the first nine months of 1995, the Company eliminated its outstanding short-term borrowings, primarily through increased deposits.

         Interest Earning Assets

                For the nine month period ended September 30, 1995, interest earning assets increased $83.1 million from $2.07 billion to $2.16 billion. This increase was primarily in the loan portfolio which increased $67.9 million.

         Loans

                  During the first nine months of 1995, loans increased $67.9 million from $802.0 million to $869.9 million. At September 30, 1995, loans represented 39% of total deposits and 36% of total assets.

                  The increase in the loan portfolio was due primarily to loans secured by 1-4 family residential properties (including home equity loans) and loans secured by commercial real estate properties.

         Investments

                  In total, for the first nine months of 1995, securities decreased $12.7 million from $1.26 billion to $1.25 billion. For the nine month period ended September 30, 1995, securities available for sale increased from $118.9 million to $159.6 million, as a result of securities purchases in the third quarter. Securities held to maturity decreased from $1.15 billion to $1.09 billion, reflecting payments on the existing portfolio. Trading securities increased to $1.7 million as a result of the establishment of Commerce Capital, a bank securities dealer department of Commerce NJ. At September 30, 1995, the average life of the investment portfolio is approximately 6.8 years.

                Short-term investments (Federal funds sold) increased $22.5 million from $9.8 million to $32.2 million. At September 30, 1995, total securities and Federal funds sold aggregated $1.28 billion and represented 53% of total assets.

         Net Income

                Net income for the third quarter of 1995 was $6.3 million, an increase of $761 thousand over the $5.5 million recorded for the third quarter of 1994. Net income for the first nine months of 1995 was $17.3 million, an increase of $1.9 million over the $15.4 million recorded in the first nine months of 1994. These increases were due to increases in net interest income, as well as reduced loan loss provisions and increases in noninterest income which offset increased overhead expenses. On a per share basis, fully-diluted net income for the third quarter of 1995 and for the nine months of 1995 were $.53 and $1.53 per common share compared to $.57 and $1.59 per common share for the respective 1994 periods. Net income per share for the third quarter of 1995 and for the first nine months of 1995 were impacted by the issuance of 1,725,000 shares of common stock via an underwritten public offering in the first quarter of 1995.

                Return on average  assets  (ROA) and  return on  average  equity
         (ROE) for the third quarter of 1995 were 1.06% and 16.60%, respectively, compared to 0.97% and 20.56%, respectively, for the same 1994 period. ROA and ROE for the first nine months of 1995 were 0.99% and 16.40%, respectively, compared to 0.93% and 19.80% a year ago.

         Net Interest Income

                  Net interest income totaled $24.0 million for the third quarter of 1995, an increase of $323 thousand or 1%, from $23.6 million in the third quarter of 1994. Net interest income for the first nine months of 1995 totaled $70.5 million, up $3.5 million or 5% from the first nine months of

         1994. The improvement in net interest income for both reporting periods was due primarily to volume increases in the loan portfolio.

         Noninterest Income

                Noninterest income in 1995 increased $641 thousand and $1.6 million for the three and nine months ended September 30, respectively, over the comparable 1994 periods. These increases were due primarily to increased deposit charges and service fees, which offset a reduction in gains from the sale of investment securities.

         Noninterest Expense

                  For the third quarter of 1995, noninterest expense totaled $19.2 million, an increase of $416 thousand, or 2.2%, over the same period in 1994. Contributing to this increase was new branch activity over the past twelve months, with the number of branches increasing from 42 at September 30, 1994 to 47 at September 30, 1995. As a result of the addition of these offices, staff, facilities, and related expenses rose accordingly. Benefits decreased $216 thousand primarily as a result of favorable claims experience in the employee medical plan. Audit and regulatory fees and assessments decreased by $1.0 million due to the reduction in Federal deposit insurance rates enacted retroactive to June 1, 1995.

                  For the first nine months of 1995, noninterest expense totaled $56.5 million, an increase of $3.6 million, or 6.9%, over the first nine months of 1994. Contributing to this increase was new branch activity as noted above.

                  One  key  measure  used to  monitor  progress  in  controlling overhead expenses is the ratio of noninterest expenses to average assets. For the first nine months of 1995, this ratio equaled 3.22% versus 3.17% for the comparable 1994 period. The operating efficiency ratio (noninterest expenses, less other real estate expenses, divided by net interest income plus noninterest income excluding non-recurring gains) was 64.04% for the first nine months of 1995 as compared to 63.04% for the same 1994 period.

         Loan and Asset Quality

                  Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at September 30, 1995 were $17.9 million, or .74% of total assets compared to $22.3 million or .97% of total assets at December 31, 1994 and $23.9 million or 1.06% of total assets at September 30, 1994.

                  Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at September 30, 1995 were $7.7 million or .89% of total loans compared to $11.8 million or 1.47% of total loans at December 31, 1994 and $10.7 million or 1.40% of total loans at September 30, 1994. At September 30, 1995, loans past due 90 days or more and still accruing interest amounted to $77 thousand compared to $211 thousand at December 31, 1994 and $199 thousand at September 30, 1994. Additional loans considered as potential problem loans by the Company's internal loan review department ($7.6 million at September 30, 1995, $7.0 million at December 31, 1994 and $6.6 million at September 30, 1994) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

                  Other real estate (ORE) at September 30, 1995 totaled $10.1 million compared to $10.5 million at December 31, 1994 and $13.2 million at September 30, 1994. These properties have been written down to the lower of cost or fair value less disposition costs.

                  On pages 12 and 13 are tabular presentation showing detailed information about the Company's non-performing loans and assets and an analysis of the Company's allowance for loan losses and other related data for September 30, 1995, December 31, 1994, and September 30, 1994.

         The following summary presents information regarding non-performing loans and assets as of September 30, 1995 and the preceding four quarters: (dollar amounts in thousands)


                                     Sept. 30,     June 30,    March 31,    Dec. 31,    Sept. 30,
                                        1995         1995         1995        1994        1994

Non-accrual loans:
  Commercial                               $658         $897       $1,379      $1,624      $1,810
  Consumer                                1,186        1,063        1,025       1,427       1,629
  Real Estate:
    Construction                            911          911          955         955         922
    Mortgage                              4,441        7,003        7,201       7,240       5,908
                                        -------      -------      -------     -------     -------
      Total non-accrual loans             7,196        9,874       10,560      11,246      10,269
                                        -------      -------      -------     -------     -------

Restructured loans
  Commercial                                173          140          142         143         157
  Consumer                                   69           70           29          29
  Real Estate:
    Construction
    Mortgage                                301           85          302         404         280
                                        -------      -------      -------     -------     -------
      Total restructured loans              543          295          473         576         437
                                        -------      -------      -------     -------     -------

  Total non-performing loans              7,739       10,169       11,033      11,822      10,706
                                        -------      -------      -------     -------     -------

Other real estate                        10,120        8,591        9,880      10,517      13,170
                                        -------      -------      -------     -------     -------

Total non-performing assets              17,859       18,760       20,913      22,339      23,876
                                        -------      -------      -------     -------     -------

Loans past due 90 days or more
  and still accruing                         77           86           92         211         199
                                        -------      -------      -------     -------     -------

Total non-performing assets and
  loans past due 90 days or more        $17,936      $18,846      $21,005     $22,550     $24,075
                                        =======      =======      =======     =======     =======

Total non-performing loans as a
  percentage of total period-end
  loans                                    0.89%        1.20%        1.35%       1.47%       1.40%

Total non-performing assets as a
  percentage of total period-end
  assets                                   0.74%        0.79%        0.92%       0.97%       1.06%

Total non-performing assets and loans
  past due 90 days or more as a
  percentage of total period-end
  assets                                   0.75%        0.80%        0.92%       0.98%       1.07%

Allowance for loan losses as a
  percentage of total non-performing
  loans                                     168%         129%         117%        102%        106%

Allowance for loan losses as a
  percentage of total period-end loans     1.50%        1.54%        1.57%       1.50%       1.48%

Total non-performing assets and loans
  past due 90 days or more as a
  percentage of stockholders' equity
  and allowance for loan losses              11%          12%          13%         18%         20%

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data: (dollar amounts in thousands)

                                                                Year
                                     Nine Months Ended         Ended
                                   09/30/95     09/30/94      12/31/94
Balance at beginning of period      $12,036      $10,023       $10,023
Provisions charged to operating
  expenses                            1,633        3,160         4,210
                                    -------      -------       -------
                                     13,669       13,183        14,233
Recoveries on loans charged-off:
  Commercial                             94           71           100
  Consumer                              120           93           123
  Real estate                           288            1            22
                                    -------      -------       -------
Total recoveries                        502          165           245

Loans charged-off:
  Commercial                           (526)      (1,285)       (1,519)
  Consumer                             (326)        (383)         (530)
  Real estate                          (314)        (352)         (393)
                                    -------      -------       -------
Total charged-off                    (1,166)      (2,020)       (2,442)
                                    -------      -------       -------
Net charge-offs                        (664)      (1,855)       (2,197)
                                    -------      -------       -------

Balance at end of period            $13,005      $11,328       $12,036
                                    =======      =======       =======



Net charge-offs as a percentage of
average loans outstanding              0.11%        0.33%         0.29%

                           PART II. OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibit 11 - Computation of Net Income Per Share

                           No reports on Form 8-K were filed during the third quarter ended September 30, 1995.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              COMMERCE BANCORP, INC.
                                                   (Registrant)










November 14, 1995                          /s/ C. EDWARD JORDAN, JR.
-----------------                          --------------------------
  (Date)                                      C. EDWARD JORDAN, JR.
                                            EXECUTIVE VICE PRESIDENT
                                          (PRINCIPAL FINANCIAL OFFICER)