Form 10-K405
period 1995-12-31
COMMERCE BANCORP INC /NJ/
filed 1996-03-28
CIK 715096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995
                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from __________________ to __________________.
                            Commission File #0-12874

                             COMMERCE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

        New Jersey                                     22-2433468
(State of other jurisdiction            (I.R.S. Employee Identification Number)
    of incorporation
    or organization)

     Commerce Atrium                                   08034-5400
   1701 Route 70 East                                  (Zip Code)
 Cherry Hill, New Jersey
 (Address of principal
   executive offices)
        Registrant's telephone number, including area code: 609-751-9000

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

     The aggregate market value of voting stock held by non-affiliates of the Registrant is $218,226,000.(1)

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock $1.5625 Par Value                           11,297,014
      Title of Class                    No. of Shares Outstanding as of 3/8/96

Series C ESOP Cumulative Convertible                      417,000
        Preferred Stock                 No. of Shares Outstanding as of 3/8/96
        Title of Class

DOCUMENTS INCORPORATED BY REFERENCE

     Parts II and IV incorporate certain information by reference from the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 (the "Annual Report"). Part III incorporates certain information by reference from the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders.

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Registrant's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, and shareholders owning in excess of 10% of the Registrant's Common Stock multiplied by the last sale price for the Registrant's Common Stock on March 8, 1996. The information provided shall in no way be construed as an admission that the officer, director, or 10% shareholder in the Registrant may be deemed an affiliate of the Registrant or that he is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the recordkeeping purpose of the Securities and Exchange Commission.

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


Part I
Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of
          Security Holders (This item is
          omitted since no matters were submitted
          for security vote during the
          fourth quarter of 1995.)

Part II
Item 5. Market for the Registrant's Common Stock and Related Stockholders Matters
Item 6.   Selected Financial Data
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
Item 8.   Financial Statements and Supplementary Financial Data
Item 9.   Disagreements on Accounting and Financial Disclosure
          (This item is omitted since it is not applicable)

Part III
Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Management Remuneration and Transactions
Item 12.  Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions
          (The information required by the items in this part has been omitted since it will be contained in the definitive proxy statement to be filed pursuant to Regulation 14A.)

Part IV
Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K

          (a)  (3) - Exhibits:

                3.1     Restated Certificate of Incorporation of the Company, as
                        amended. (I)
                3.2     Certificate of Amendment to the Restated Certificate of
                        Incorporation of the Company, setting forth the
                        preferences, limitations and relative rights of the
                        Company's Series C ESOP Cumulative Convertible Preferred
                        Stock. (I)
                3.3     By-laws of the Company, as amended. (C)
                4.1     Form of Trust Indenture, dated July 15, 1993, between
                        the Company and United Jersey Bank, with respect to the
                        Company's $23,000,000 8 3/8% Subordinated Notes due July
                        15, 2003. (I)
                10.1    Ground lease, dated July 1, 1984, between Commerce NJ
                        and Group Four Equities, relating to the branch office
                        in Gloucester Township, New Jersey. (A)
                10.2    Ground lease, dated April 15, 1986, between Commerce NJ
                        and Mount Holly Equities, relating to Commerce NJ's
                        branch office in Mt. Holly, New Jersey. (C)
                *10.3   The Company's 1984 Incentive Stock Option Plan. (A)
                *10.4   The Company's Employee Stock Ownership Plan. (F)
                10.5    Lease, dated March 29, 1985, between Commerce PA and
                        Devon Properties (Ltd.), and lease dated September 4,
                        1985, between Commerce PA and Devon Properties (Ltd.), relating to Commerce PA's branch office in Devon, Pennsylvania. (B)
                10.6    Assignment of Lease and Assumption Agreement dated
                        November 30, 1987, between the Company and Commerce PA, relating to Commerce PA's branch office in Devon, Pennsylvania. (C)
                10.7    Lease between the Company and Astoria Associates,
                        relating to the Company's and Commerce NJ's headquarters facilities. (B)
                10.8    Ground lease, dated April 15, 1986, between Commerce NJ
                        and U.S. Equities, relating to one of Commerce NJ's branch offices in Washington Township, New Jersey. (D)

                10.9 Ground lease, dated February 1, 1988, between Commerce NJ and Diversified Properties of New Jersey, relating to one of Commerce NJ's branch offices in Washington Township, New Jersey. (D)
                10.10 Ground lease, dated February 15, 1988, between Commerce NJ and Diversified Properties of New Jersey, relating to one of Commerce NJ's branch offices in Cherry Hill, New Jersey. (D)
                *10.11 The Company's 1989 Stock Option Plan for Non-Employee Directors. (E)
                *10.12  A copy of employment contracts with Vernon W. Hill, II,
                        C. Edward Jordan, Jr., and Peter Musumeci, Jr., dated January 2, 1992. (G)
                *10.13 A copy of the Retirement Plan for Outside Directors of Commerce Bancorp, Inc. (H)
                *10.14  The Company's 1994 Employee Stock Option Plan. (J)
                10.15 Term Loan Agreement between Commerce Bancorp, Inc. Employee Stock Ownership Trust and Mellon Bank, N.A. dated as of November 29, 1994. (J)
                11.1    Computation of Net Income Per Share.
                21.1 Subsidiaries of the Company (incorporated by reference from PART I, Item 1. "BUSINESS" of this Report on Form 10-K.)
                23.1    Consent of Ernst & Young, LLP.

_______________________

                (A) Incorporated by reference from the Company's Registration Statement on Form S-1, and Amendments Nos. 1 and 2 thereto (Registration No. 2-94189).
                (B) Incorporated by reference from the Company's Registration Statement on Form S-2 (Registration No 33-12603).
                (C) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
                (D) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
                (E) Incorporated by reference from the Company's Registration Statement on Form S-2, and Amendments Nos. 1 and 2 thereto (Registration No. 33-31042).
                (F) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
                (G) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
                (H) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
                (I) Incorporated by reference from the Company's Registration Statement on Form S-2 and Amendments Nos. 1 and 2 thereto (Registration No. 33-62702).
                (J) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

                        * Management contract or compensation plan or
                          arrangement.

        (b) There were no reports on Form 8-K filed in the fourth quarter of 1995.

        (c)(d) Exhibits and Financial Statement Schedules - All other exhibits and schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

Item 15.  Signatures

                                     PART I

Item 1. Business

General

     Commerce Bancorp, Inc. (the "Company") is a New Jersey business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). The Company was incorporated on December 9, 1982 and became an active bank holding company on June 30, 1983 through the acquisition of 100% of the outstanding shares of Commerce Bank, N.A. ("Commerce NJ"). On January 2, 1987, the Company acquired all of the outstanding shares of Commerce Bank/Pennsylvania, N.A. ("Commerce PA"). On December 31, 1988 the Company acquired all of the outstanding shares of Citizens State Bank of New Jersey, Forked River, which was subsequently converted to a national charter and renamed Commerce Bank/Shore, N.A. ("Commerce Shore"). On September 30, 1993, the Company acquired all of the outstanding shares of The Coastal Bank, Ocean City, New Jersey, ("Coastal") which was merged into Commerce NJ.

     Except as otherwise indicated, all references herein to the Company include Commerce NJ, Commerce PA and Commerce Shore.

     The Company's principal executive offices are located at Commerce Atrium, 1701 Route 70 East, Cherry Hill, New Jersey 08034-5400, and its telephone number is (609) 751-9000.

     The total number of full-time equivalent persons employed by the Company was 1,287 as of December 31, 1995. The Company believes that its relationship with its employees is good.

Commerce NJ

     Commerce NJ provides retail and commercial banking services through 33 retail branch offices in Camden, Burlington, Gloucester, Atlantic, and Cape May Counties in Southern New Jersey. It currently has six offices in Cherry Hill, three offices in Washington Township, two offices each in Marlton, Medford and Moorestown, and one office each in Absecon, Atco, Bellmawr, Berlin, Brigantine, Glassboro, Gloucester Township, Haddonfield, Marmora, Mt. Holly, Northfield, Ocean City, Sicklerville, Somers Point, Voorhees, West Deptford, Williamstown, and Woodbury. Commerce NJ's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

     In March of 1995, Commerce NJ acquired Cypress Securities, Inc. a municipal bond underwriter and investment banking company. Vernon W. Hill, II, the Chairman, President and Chief Executive Officer of the Company, was the principal shareholder of Cypress Securities, Inc.

     As of December 31, 1995, Commerce NJ had total assets of $1.910 billion, total deposits of $1.695 billion and total stockholders' equity of $135.0 million.

Service Area

     Commerce NJ's primary service area includes Burlington, Camden, Gloucester, Atlantic and Cape May Counties, New Jersey. Commerce NJ has attempted to locate its branches in the fastest growing communities within its service area. Retail deposits gathered through these focused branching activities are used to support Commerce NJ's lending throughout Southern New Jersey.

Retail Banking Activities

     Commerce NJ provides a broad range of retail banking services and products, including free checking accounts (subject to minimum balances) and savings programs, money market accounts, negotiable orders of withdrawal ("NOW") accounts, certificates of deposit, safe deposit facilities, consumer loan programs (including installment loans for home improvement and the purchase of consumer goods and automobiles), home equity and Visa Gold card revolving lines of credit, overdraft checking and automated teller facilities. Commerce NJ also offers construction loans and permanent mortgages for houses.

Trust Activities

     Commerce NJ offers trust services primarily focusing on corporate trust activities, particularly as bond trustee, paying agent, and registrar for municipal bond offerings.

Commercial Banking Activities

     Commerce NJ offers a broad range of commercial banking services, including free checking accounts (subject to minimum balance), night depository facilities, money market accounts, certificates of deposit, short-term loans for seasonal or working capital purposes, term loans for fixed assets and expansion purposes, revolving credit plans and other commercial loans to fit the needs of its customers. Commerce NJ also finances the construction of business properties and makes real estate mortgage loans on completed buildings. Where the needs of a customer exceed Commerce NJ's legal lending limit for any one customer (approximately $21.9 million as of December 31, 1995), Commerce NJ may participate with other banks, including Commerce PA and Commerce Shore, in making a loan.

Commerce PA

     In 1987, the Company acquired all of the issued and outstanding shares of capital stock of Commerce PA. As a result of this transaction, Commerce PA became a wholly-owned subsidiary of the Company.

     Commerce PA was organized as a national bank on December 28, 1983 and commenced operations on June 29, 1984. As of December 31, 1995, Commerce PA had total assets of $274.0 million, total deposits of $254.8 million and total stockholders' equity of $18.4 million.

     Commerce PA provides retail and commercial banking services through 11 retail branch offices in Philadelphia, Chester, Delaware and Montgomery Counties in Southeastern Pennsylvania. It currently has one office in Center City Philadelphia, one in West Philadelphia, and one office each in the Philadelphia suburbs of Chichester, Devon, Haverford, Lawrence Park, Newtown Square, Springfield, Trooper, Wayne and Whitpain. Commerce PA's deposits are insured by the FDIC.

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

     Commerce Shore was organized as a state-chartered bank on December 8, 1972 and commenced operations on January 29, 1973. In 1989, Commerce Shore converted to a national charter. As of December 31, 1995, Commerce Shore had total assets of $306.1 million, total deposits of $285.6 million and total stockholders' equity of $19.0 million.

     Commerce Shore provides retail and commercial banking services through six retail branch offices in Ocean County, New Jersey. It currently has two offices in Forked River and one office each in Barnegat, Long Beach Island, Manahawkin and Toms River. Commerce Shore's deposits are insured by the FDIC.

     Commerce Shore generally provides the same retail and commercial banking services and products as Commerce NJ and Commerce PA. Commerce Shore does not offer trust services.

Other Activities

     Commerce NJ Equities Corporation, a New Jersey corporation, is a wholly-owned subsidiary of Commerce NJ which purchases, holds and sells investments of Commerce NJ. Commerce Shore Equities Corporation, a New Jersey corporation, is a wholly-owned subsidiary of Commerce Shore which purchases, holds and sells investments of Commerce Shore.

     As part of the Commerce Network, the Company has equity investments in Commerce Bank/Harrisburg, Camp Hill, Pennsylvania and Independence Bancorp, Inc., Ramsey, New Jersey. The Commerce Network provides certain marketing support and technical support services to its members.

Competition

     The Company's service area is characterized by intense competition in all aspects and areas of its business from commercial banks, savings and loan associations, mutual savings banks and other financial institutions. Other competitors, including credit unions, consumer finance companies, factors, insurance companies and money market mutual funds, compete with certain lending and deposit gathering services offered by the Company. Many competitors have substantially greater financial resources and larger lending limits and larger branch systems than those of the Company.

     In commercial transactions, Commerce NJ's, Commerce PA's and Commerce Shore's legal lending limit to a single borrower (approximately $21.9 million, $2.9 million, and $3.1 million, respectively, as of December 31, 1995) enables them to compete effectively for the business of smaller and mid-sized businesses. However, these legal lending limits are considerably lower than that of various competing institutions and thus may act as a constraint on Commerce NJ's, Commerce PA's and Commerce Shore's effectiveness in competing for financing in excess of these limits.

     The Company believes that it is able to compete on a substantially equal basis with larger financial institutions because it offers longer hours of operation than those offered by most of its competitors, free checking accounts for customers maintaining certain minimum balances and competitive interest rates on savings and time accounts with low minimum deposit requirements.

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

     Under the Holding Company Act, the Company is required to secure the prior approval of the FRB before it can merge or consolidate with any other bank holding company or acquire all or substantially all of the assets of any bank or acquire direct or indirect ownership or control of any voting shares of any bank that is not already majority owned by it, if after such acquisition it would directly or indirectly own or control more than 5% of the voting shares of such bank. The Holding Company Act currently also prohibits the acquisition, directly or indirectly, by the Company of voting shares of, or interests in, or all or substantially all of the assets of, any bank located outside the State of New Jersey in a transaction requiring FRB approval unless an acquisition is specifically authorized by the laws of the state in which such bank is located. See "Recent Legislation/Interstate Banking."

     The Company is generally prohibited under the Holding Company Act from engaging in, or acquiring direct or indirect ownership or control or more than 5% of the voting shares of any company engaged in non-banking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such a determination, the FRB considers whether the performance of these activities by a bank holding company can reasonably be expected to produce benefits to the public which outweigh the possible adverse effects. The FRB has by regulation determined that certain activities are closely related to banking within the meaning of the Holding Company Act. These activities include, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; and certain stock brokerage and investment advisory services.

     In addition, under the Holding Company Act, the Company is required to file periodic reports of its operations with, and is subject to examination by, the FRB.

     The Company is under the jurisdiction of the Securities and Exchange Commission and various state securities commissions for matters relating to the offering and sale of its securities and is subject to the Securities and Exchange Commission's rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitation and insider trading.

     The Company, as an affiliate of Commerce NJ, Commerce PA and Commerce Shore within the meaning of the Federal Reserve Act, is subject to certain restrictions under the Federal Reserve Act regarding, among other things, extensions of credit to it by Commerce NJ, Commerce PA and Commerce Shore, and the use of the stock or other securities of the Company as collateral for loans by Commerce NJ, Commerce PA and Commerce Shore to any borrower. Further, under the Federal Reserve Act and the FRB regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit or provisions of property or services. These so-called "anti-tie-in provisions" generally provide that a bank may not extend credit, lease or sell property or furnish any service, or fix or vary the consideration for any of the foregoing, to a customer on the condition or requirement that the customer provide some additional credit, property or service to (obtain the same from) the bank, the bank's holding company or any other subsidiary of the bank's holding company, or on the condition or requirement that the customer not obtain other credit, property or services from a competitor of the bank, the bank's holding company or any subsidiary of the bank's holding company.

Commerce NJ, Commerce PA, and Commerce Shore

     Commerce NJ, Commerce PA and Commerce Shore, as national banks, are subject to the National Bank Act. Each is also subject to the supervision of, and is regularly examined by, the Office of the Comptroller of the Currency ("OCC") and is required to furnish quarterly reports to the OCC. The approval of the OCC is required for the establishment of additional branch offices by any national bank, subject to applicable state law restrictions. Under present New Jersey law, Commerce NJ and Commerce Shore would be permitted to operate offices at any location in New Jersey which is approved by the OCC. Under present Pennsylvania law, Commerce PA would be permitted to operate offices within any county in Pennsylvania, subject to the prior approval of the OCC.

     Under the Community Reinvestment Act, as amended ("CRA"), as implemented by OCC regulations, a bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires the OCC to assess an institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution's CRA rating and requires that the OCC provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. An institution's CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. In addition, under applicable regulations a bank having a less than satisfactory rating is not entitled to participate on the bid list for FDIC offerings. In 1995, Commerce NJ, Commerce PA and Commerce Shore each received a "satisfactory" rating.

     Commerce NJ, Commerce PA and Commerce Shore are members of the FDIC and members of the FRB and, therefore, are subject to additional regulation by these agencies. Some of the aspects of the lending and deposit business of Commerce NJ, Commerce PA and Commerce Shore which are regulated by these agencies include personal lending, mortgage lending and reserve requirements. The operations of Commerce NJ, Commerce PA and Commerce Shore are also subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

     Commerce NJ, Commerce PA and Commerce Shore are subject to certain limitations on the amount of cash dividends that they can pay. See Note 17 of the Company's Notes to Consolidated Financial Statements which appears elsewhere herein.

Recent Legislation/Interstate Banking

     On September 29, 1994, the President signed into law the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Act"). Among other things, the Interstate Act permits bank holding companies to acquire banks in any state one year after enactment. Pennsylvania law was recently amended to authorize any out-of-state bank holding company to acquire control of any state or national bank located in Pennsylvania after it receives prior written approval from the Pennsylvania Department of Banking. Beginning June 1, 1997, a bank may merge with a bank in another state so long as both states have not opted out of interstate branching between the date of enactment of the Interstate Act and May 31, 1997. States may enact laws opting out of interstate branching before June 1, 1997, subject to certain conditions. States may also enact laws permitting interstate merger transactions before June 1, 1997 and host states may impose conditions on a branch resulting from an interstate merger transaction that occurs before June 1, 1997, if the conditions do not discriminate against out-of-state banks, are not preempted by Federal law and do not apply or require performance after May 31, 1997. Pennsylvania has recently enacted a law opting in immediately to interstate merger and interstate branching transactions. Interstate acquisitions and mergers would both be subject, in general, to certain concentration limits and state entry rules relating to the age of the bank.

     Under the Interstate Act, the Federal Deposit Insurance Act is amended to permit the responsible Federal regulatory agency to approve the acquisition of a branch of an insured bank by an out-of-state bank or bank holding company without the acquisition of the entire bank or the establishment of a "de novo" branch only if the law of the state in which the branch is located permits out-of-state banks to acquire a branch of a bank without acquiring the bank or permits out-of-state banks to establish "de novo" branches. Pennsylvania recently passed such a law. New Jersey has legislation pending which attempts to take full advantage of interstate branching.

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

     CDFI's include banks, savings associations and bank holding companies which have a primary mission of promoting community development. Institutions receiving monies from the Fund will be required to provide matching funds dollar for dollar. Under the Fund, a CDFI may receive up to $5 million over a 3-year period, with affiliates in other states not presently served eligible to receive up to an additional $3.75 million over 3 years.

     One third of the Fund will be used to finance the Bank Enterprise Act, an existing (but previously unfunded) incentive program designed to encourage depository institutions to increase funding in distressed neighborhoods.

     In addition to the above, the Development Act contains provisions relating to, among others, small business capital formation, small business loan securitization, consumer protection for "reverse mortgages," paperwork reduction and reform of the national flood insurance program.

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

National Monetary Policy

     In addition to being affected by general economic conditions, the earnings and growth of the Company, Commerce NJ, Commerce PA and Commerce Shore are affected by the policies of regulatory authorities, including the OCC, the FRB and the FDIC. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, setting the discount rate, and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

     The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of the Company, Commerce NJ, Commerce PA and Commerce Shore cannot be predicted.

Legal Proceedings

     Other than routine litigation incidental to its business, none of the Company, Commerce NJ, Commerce PA, Commerce Shore or any of their properties is subject to any material legal proceedings, nor are any such proceedings known to be contemplated.

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

     The Company's Board of Directors approved the creation of a new series of cumulative convertible preferred stock known as "Series C ESOP Cumulative Convertible Preferred Stock." On January 31, 1990, the ESOP borrowed $7.5 million from another financial institution to complete the purchase of 417,000 shares of Series C ESOP Cumulative Convertible Preferred Stock from the Company, at $18.00 per share, with an annual dividend rate of $1.35. This loan was guaranteed by the Company. During 1994, the loan was refinanced with another financial institution, also with the guarantee of the Company. The balance of the loan at December 31, 1995 was $4,359,000.

     At December 31, 1995, the ESOP owned of record approximately 5.5% of the Company's Common Stock outstanding on a fully diluted basis. Of the shares owned of record, approximately 48% have been allocated to participants' accounts.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Commerce Bancorp, Inc.


                                        By /s/ VERNON W. HILL, II
                                           ------------------------------
                                           Vernon W. Hill, II
                                           Chairman of the Board and President

Date: March 28, 1996

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                       Title                                             Date
/s/ Vernon W. Hill, II
----------------------------       Chairman of the Board and President               March 28, 1996
Vernon W. Hill, II                  (Principal Executive Officer)

/s/ C. Edward Jordan, Jr.          Executive Vice President and Director             March 28, 1996
----------------------------        (Principal Financial and Accounting
C. Edward Jordan, Jr.               Officer)

/s/ Robert C. Beck
----------------------------       Secretary and Director                            March 28, 1996
Robert C. Beck

/s/ David Baird, IV
----------------------------       Director                                          March 28, 1996
David Baird, IV

/s/ Jack R Bershad
----------------------------       Director                                          March 28, 1996
Jack R Bershad

/s/ Morton N. Kerr
----------------------------       Director                                          March 28, 1996
Morton N. Kerr

/s/ Steven M. Lewis
----------------------------       Director                                          March 28, 1996
Steven M. Lewis

/s/ Daniel J. Ragone
----------------------------       Director                                          March 28, 1996
Daniel J. Ragone

/s/ Joseph T. Tarquini, Jr.
----------------------------       Director                                          March 28, 1996
Joseph T. Tarquini, Jr.