Form 10-K/A
period 1995-12-31
COMMERCE BANCORP INC /NJ/
filed 1996-05-14
CIK 715096

The following Items were the subject of a
                                Form 12b-25 and are included herein: Items 10-13

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant is $218,226,000.1


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $1.5625 Par Value                       11,297,014
             Title of Class                           No. of Shares Outstanding
                                                            as of 3/8/96
         Series C ESOP Cumulative
        Convertible Preferred Stock                            417,000
           Title of Class                             No. of Shares Outstanding
                                                            as of 3/8/96

                       DOCUMENTS INCORPORATED BY REFERENCE
     Parts II and IV incorporate certain information by reference from the Registrants Annual Report to Shareholders for the fiscal year ended December 31, 1995 (the "Annual Report").

                                EXPLANATORY NOTE

     This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 28, 1996 (the "1995 10-K"), is being filed to provide the disclosure required by Items 10 through 13 of Form 10-K which the Registrant had incorporated into the 1995 10-K by reference to its proxy statement for the Registrant's 1996 annual meeting of shareholders. Since the Registrant did not file its definitive proxy statement within 120 days after the end of the fiscal year covered by the 1995 10-K, the information required by Items 10 through 13 of Form 10-K is accordingly set forth below.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT.

     Directors and Executive Officers

     The following table sets forth certain information with respect to the directors and executive officers of Commerce Bancorp, Inc. (the "Company") and the executive officers of the Company's banking subsidiaries.


Name                                  Age            Positions with the Company and Subsidiaries
Vernon W. Hill, II                    50     Chairman and President of the Company; Chairman and President of Commerce
                                             NJ; Chairman and President of Commerce PA; Chairman of Commerce Shore

C. Edward Jordan, Jr.                 52     Executive Vice President and Director of the Company; Executive Vice
                                             President and Director of Commerce NJ

Robert C. Beck                        60     Secretary and Director of the Company; Secretary and Director of Commerce
                                             NJ

David Baird, IV                       59     Director of the Company and Commerce NJ

Jack R Bershad                        65     Director of the Company, Commerce NJ and Commerce PA

Morton N. Kerr                        65     Director of the Company and Commerce NJ

Steven M. Lewis                       46     Director of the Company, Commerce NJ and Commerce PA

Daniel J. Ragone                      68     Director of the Company and Commerce NJ

Joseph T. Tarquini, Jr.               60     Director of the Company and Commerce NJ

Peter M. Musumeci, Jr.                45     Executive Vice President, Senior Credit Officer, Treasurer and Assistant
                                             Secretary of the Company; Executive Vice President of Commerce NJ; Director
                                             of Commerce PA and Commerce Shore

Robert D. Falese, Jr.                 49     Executive Vice President and Senior Loan Officer of Commerce NJ

Dennis M. DiFlorio                    42     Executive Vice President of Commerce NJ

David Wojcik                          43     Senior Vice President of the Company

     Mr. Hill, a director of Commerce NJ since 1973 and the Company since 1982, has been Chairman and/or President of Commerce NJ since 1973 and Chairman and President of the Company since 1982. Mr. Hill also has been Chairman of the Board and/or President of Site Development, Inc., Cherry Hill, New Jersey, a developer of real estate, since 1968. Mr. Hill has been Chairman of the Board of Directors of Commerce PA from June 1984 to June 1986 and from January 1987 to the present, President of Commerce PA since June, 1994, a director of Commerce Bank/Harrisburg, Camp Hill, Pennsylvania since 1985, and the Chairman of Commerce Shore since January, 1989.

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

     Mr.  DiFlorio  has been an  Executive  Vice  President of Commerce NJ since
January, 1996. Prior thereto Mr. DiFlorio was a Senior Vice President of Commerce NJ since 1988.

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

     To the Company's  knowledge,  based solely on a review of the copies of the
Section 16(a) reports furnished to the Company and on written representations that no other reports were required during the fiscal year ended December 31, 1995, all of the Company's directors, officers and ten percent stockholders have complied with Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by, the Company's chief executive officer and each of the Company's other four most highly compensated executive officers (the "named executives") during each of the last three fiscal years.

                                                                                Long Term
                                                                              Compensation
                                                                               Securities
                                                             Other             Underlying           All
                 ANNUAL COMPENSATION                         Annual           Stock Option         Other
        Name/Title            Year    Salary      Bonus  Compensation(1)        Grants (2)      Compensation
Vernon W. Hill, II            1995   $441,000   $125,000   $ 50,779             33,075         $ 37,925 (3)
Chairman of the Board,        1994    390,000    150,000     50,244             - 0 -            36,653
Chief Executive Officer and   1993    316,000    125,000     50,564             65,985           33,005
President of the Company;
Chairman of the Board,
Chief Executive Officer and
President of Commerce NJ

C. Edward Jordan, Jr          1995   $225,000   $ 60,000                        22,050          $30,269 (3)
Executive Vice President of   1994    215,000     75,000       --               - 0 -            28,868
the Company; Executive Vice   1993    190,000     75,000       --               50,647           22,916
President of Commerce NJ


Peter M. Musumeci, Jr         1995   $225,000   $ 60,000                        22,050         $ 26,757 (3)
Executive Vice President,     1994    200,000     75,000       --               - 0 -            24,763
Treasurer and Assistant       1993    185,000     50,000       --               50,647           27,072
Secretary of the Company;
Executive Vice President
of Commerce NJ

Robert D. Falese, Jr          1995   $225,000   $ 75,000                        22,050         $ 15,319 (3)
Executive Vice President of   1994    200,000     75,000       --               - 0 -            14,041
Commerce NJ                   1993    175,000     50,000       --               38,492            2,083





Dennis M. DiFlorio            1995   $175,000   $ 75,000                        22,050         $ 10,760 (3)
Executive Vice President of   1994    140,000     60,000       --                - 0 -            8,368
Commerce NJ                   1993    100,000     25,000       --               24,657            7,970

- ------------------------

(1) The total in this column reflects personal use of a company car (1995, $5,389; 1994, $5,389; 1993, $5,449), expense allowances (1995, $36,600;
     1994, $36,600;  1993, $32,600) and country club dues (1995,  $8,790;  1994,
     $8,255; 1993, $12,515). The value of such other annual compensation did not exceed the lesser of $50,000 or 10% of salary and bonus for any individual in any year except Mr. Hill in 1993, 1994 and 1995.

(2) The stock option grants reflected in this column have been adjusted for the 5% stock dividends declared on January 2, 1996, December 13, 1994, January 19, 1994 and January 19, 1993. The original grant was adjusted based on the unexercised option shares outstanding on the date of the stock dividend.

(3) The totals in this column reflect premiums on life insurance (for 1995, Mr. Hill, $25,613; Mr. Jordan, $18,685; and Mr. Musumeci, $14,516); long-term disability policies (for 1995, Mr. Hill, $4,738; Mr. Jordan, $4,010; Mr. Musumeci, $4,667; Mr. Falese, $7,745; and Mr. DiFlorio, $3,186) and contributions to the Company's ESOP (in 1995, $7,574 each for all five individuals).

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

     Under the terms of the Employment Agreement, Mr. Hill's "base salary" shall not be less than $480,000 per year subject to upward adjustment by the Company's Board of Directors. The Employment Agreement requires Mr. Hill to participate in any benefit or compensation programs in effect which are generally made available from time to time to executive officers of the Company and provides for all other fringe benefits as in effect from time to time which are generally available to the Company's salaried officers including, without limitation, medical and hospitalization coverage, life insurance coverage and disability coverage.

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

     The Employment Agreements for Messrs. Jordan and Musumeci are substantially similar to that of Mr. Hill's except that: Mr. Jordan will serve as Executive Vice President/Chief Financial Officer of the Company and Commerce NJ, and Mr. Musumeci will serve as Executive Vice President/Senior Credit Officer of the Company and Commerce NJ. The term of each Employment Agreement is three years and the lump sum death benefit is each equal to two times their respective average annual base salary in effect during the twenty-four month period preceding death. Mr. Jordan's "base salary" under the Employment Agreement is $240,000 and Mr. Musumeci's "base salary" under his Employment Agreement is $240,000.

Director Compensation

     Directors of the Company and Commerce NJ were paid an annual fee of $10,000 plus $600 for each meeting of the Board of Directors attended in 1995 and will be paid an annual fee of $10,000 plus $750 for each meeting of the Board of Directors attended in 1996. When meetings of the Board of Directors of the Company and Commerce NJ occur on the same day, only one fee is paid. Committee members received a fee of $600 for each meeting attended in 1995 and will receive a fee of $750 for each meeting attended in 1996. Directors of Commerce PA are paid a fee of $300 for each meeting of the Board of Directors and a committee thereof attended. Directors of Commerce Shore are paid a fee of $400 for each meeting of the Board of Directors and committee meeting attended. No fees are paid to directors who are also operating officers of the Company, Commerce NJ, Commerce PA or Commerce Shore. Each director of the Company is provided with $100,000 of permanent life insurance.

     A retirement plan for outside directors, i.e., directors who are not officers or employees of the Company on the date their service as a Company director ends, provides that outside directors with five or more years of service as a Company director are entitled to receive annually, for ten years or the number of years served as a director, whichever is less, commencing upon such director's attainment of age 65 and retirement from the Company Board or upon such director's disability, payments equal to the highest retainer in effect at any time during the five year period immediately preceding such director's retirement or, if earlier, death or disability. This plan further provides that, in the event a director dies before receiving all benefits to which he or she is entitled, such director's surviving spouse is entitled to receive all benefits not received by the deceased director commencing upon such director's death. Upon a change in control of the Company, the plan provides that each director then sitting on the Company Board, notwithstanding the length of time served as a director, becomes entitled to receive annually, for ten years, or twice the number of years served as a director, whichever is less, payments equal to the higher of the director's retainer at the time of the director's termination of Board service and the highest retainer in effect at any time during the five year period immediately preceding the change in control commencing on the latest to occur of the termination of the director's Board service, attainment of age 65 or any date designated by the director at any time and from time to time. The definition of "change in control" for purposes of this plan parallels the definition of that term contained in the Employment Agreements. This plan became effective January 1, 1993.

1989 Stock Option Plan For Non-Employee Directors

     Effective April 24, 1989 (and as amended in 1995), the Company adopted the 1989 Stock Option Plan for Non-Employee Directors (the "1989 Plan") which provides for the purchase of a total of not more than 211,066 shares of Company Common Stock by members of the Boards of Directors of the Company and its subsidiary corporations. Options granted pursuant to the 1989 Plan may be exercised beginning on the earlier to occur of (i) one year after the date of their grant or (ii) a "change in control" of the Company, as such term is defined in the 1989 Plan.

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

     For the year ended December 31, 1995, Messrs. Baird, Beck, Bershad, Kerr, Lewis, Ragone and Tarquini each received options under the Plan to purchase 1,050 shares of Company Common Stock (as adjusted to reflect the 5% stock dividend declared on January 2, 1996). Such options were not exercisable in 1995.

1984 Incentive Stock Option Plan

     Effective April 14, 1984, the Company adopted the Company Incentive Stock Option Plan (the "1984 Plan") which provided for the purchase of a total of not more than 1,284,011 shares of Company Common Stock (as adjusted for all stock splits and stock dividends through May 1, 1996) by key employees. Options may not be granted under the 1984 Plan after December 31, 1993. The purpose of the 1984 Plan was to enable the Company to continue to compete successfully in attracting and retaining key employees. Key executive and other employees of the Company and its subsidiaries were eligible to receive options under the 1984 Plan. No further options may be granted under the 1984 Plan.

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

     There was no limit on the number of shares for which options may be granted to any single employee under the 1984 Plan, except that incentive stock options first exercisable by an employee in any one year under the 1984 Plan (and all other Plans of the Company) may not exceed $100,000 in value (determined at the time of grant). Payment of the option price on exercise of options under the 1984 Plan may be made in cash, shares of Company Common Stock or a combination of both.

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

1994 Employee Stock Option Plan

     Effective May 24, 1994, the Company adopted the Company 1994 Employee Stock Option Plan (the "Employee Stock Option Plan" or "Plan"). Pursuant to the Stock Option Plan, stock options may be granted which qualify under the Internal Revenue Code as incentive stock options as well as stock options that do not qualify as incentive stock options. All officers and key employees of the Company or any current or future subsidiary corporation are eligible to receive options under the Employee Stock Option Plan. As of May 1, 1996, 531,881 options had been granted under the Plan. The Plan replaced the 1984 Plan which expired on December 31, 1993.

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

     The aggregate number of shares which may be issued upon the exercise of options under the Employee Stock Option Plan is 1,102,500 shares of Common Stock (as adjusted for all stock splits and stock dividends through May 1, 1996). In the event of any change in the capitalization of the Company, such as by stock dividend, stock split or what the Board of Directors deems in its sole discretion to be similar circumstances, the aggregate number and kind of shares which may be issued under the Plan will be appropriately adjusted in a manner determined in the sole discretion of the Board of Directors. Reacquired shares of the Company's Common Stock, as well as unissued shares, may be used for the purpose of the Plan. Common Stock of the Company subject to options which have terminated unexercised, either in whole or in part, will be available for future options granted under the Plan. The option price for options issued under the Employee Stock Option Plan must be at least equal to 100% of the fair market value of the Common Stock as of the date the option is granted.

     Payment of the option price on exercise of options granted under the Plan may be made in (a) cash, (b) Company Common Stock, which will be valued by the Secretary of the Company at its fair market value or (c) any combination of cash and Common Stock of the Company valued as provided in clause (b).

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

     Unless terminated earlier by the option's terms, incentive stock options expire ten years after the date they are granted and non-qualified stock options expire ten years after the date they are granted. Options terminate three months after the date on which employment is terminated (whether such termination be voluntary or involuntary), other than by reason of death or disability. The option terminates one year from the date of termination due to death or disability (but not later than the scheduled termination date). Options granted pursuant to the Plan are not transferable, except by the will or the laws of descent and distribution in the event of death. During an optionee's lifetime, the option is exercisable only by the optionee, including, for this purpose, the optionee's legal guardian or custodian in the event of disability.

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

Stock Options

         The following table sets forth certain information regarding options granted to the named executive officers in 1995.



                          OPTION GRANTS IN FISCAL 1995


                                   Number of               % of Total
                                  Securities                Options
                                  Underlying                Granted
                                    Options               to Employees        Exercise       Expiration            Grant Date
           Name                   Granted(1)          in Last Fiscal Year     Price(1)          Date             Present Value (2)
Vernon W. Hill, II                  33,075                   12.7%            $17.86        January 1, 2005         $184,228
C. Edward Jordan, Jr.               22,050                    8.5              17.86        January 1, 2005          122,819
Peter M. Musumeci, Jr.              22,050                    8.5              17.86        January 1, 2005          122,819
Robert D. Falese, Jr.               22,050                    8.5              17.86        January 1, 2005          122,819
Dennis M. DiFlorio                  22,050                    8.5              17.86        January 1, 2005          122,819

- -----------------------------

(1) The stock option grants and exercise price reflected in these columns have been adjusted for the 5% stock dividends declared on December 13, 1994 and January 2, 1996.

(2) In accordance with Securities and Exchange Commission rules, the Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table. The Company's use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, required a prediction about future movement of the stock price. The assumptions used in the model were expected volatility of .31, risk-free rate of return of 7.04%, dividend yield of 3.92%, and time to exercise of 10 years. The real value of the options in this table depends upon the actual performance of The Company's Common Stock during the applicable period.

          The  following   table  sets  forth  certain   information   regarding
     individual exercises of stock options during 1995 by each of the named executives in 1995.

                                    AGGREGATED STOCK OPTION EXERCISES IN 1995 AND YEAR-END STOCK OPTION VALUES

                                                                     Number of Securities
                                   Shares                           Underlying Unexercised           Value of Unexercised in the
                                 Acquired on      Value                Stock Options at                 Money Stock Options
           Name                   Exercise       Realized              Year-End 1995 (1)                 at Year-End 1995
                                                                  Exercisable     Unexercisable    Exercisable        Unexercisable
Vernon W. Hill, II                 28,772        $124,757            83,768           33,075        $737,255           $106,534
C. Edward Jordan, Jr.              19,336         244,896            81,329           22,050         739,872             71,023
Peter M. Musumeci, Jr.              4,654          79,076            77,872           22,050         692,045             71,023
Robert D. Falese, Jr.                 -              -               19,281           39,741         151,470            208,591
Dennis M. DiFlorio                    -              -               46,505           22,050         455,819             71,023

- -------------------------

(1) The stock options reflected in this column have been adjusted for the 5% stock dividend declared on January 2, 1996.

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

     In January 1990, the ESOP Trust purchased 417,000 shares of Series C ESOP Preferred Stock ("ESOP Shares") from the Company for an aggregate purchase price of $7,500,000. The ESOP Trust borrowed the purchase price for the ESOP Shares from an unaffiliated bank, which loan was refinanced with another unaffiliated bank in 1994 (the "Loan"). The Loan is guaranteed by the Company and its subsidiaries, and is secured by the pledge of the ESOP Shares obtained with the proceeds of the Loan. The Company has agreed to contribute to the ESOP amounts sufficient to permit the ESOP to make principal and interest payments on the Loan. Pursuant to the loan agreement with the ESOP's bank lender, a portion of the ESOP Shares pledged by the ESOP for repayment of the Loan will be released from the pledge according to a formula based on the portion of principal and interest which has been repaid each year. As of December 31, 1995, the outstanding principal balance on the Loan was $4,359,000.

     The co-trustees of the ESOP are Vernon W. Hill, II and C. Edward Jordan, Jr. Each participant may direct the trustees of the ESOP's trust as to the manner in which shares of voting stock allocated to his account are to be voted. Each participant in the ESOP is entitled to direct the trustees as to the voting of the ESOP Shares which are released from the pledge and which are allocated to his account under the ESOP.

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

Personnel Committee Interlocks and Insider Participation

     The Personnel Committee members are Morton N. Kerr, Daniel J. Ragone and Jack R Bershad.

     Mr. Kerr, a director of the Company, is the President of Markeim-Chalmers, Inc. which in 1995 received $220,500 in fees for real estate related services, primarily real estate appraisals.

     Mr. Bershad, a director of the Company, is a member of a law firm which the Company and its subsidiaries have retained during the Company's last fiscal year and which the Company and its subsidiaries intend to retain during its current fiscal year. See "Certain Transactions."

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT.

Common Stock

     The following table sets forth, as of May 1, 1996, the beneficial ownership of the Company Common Stock by each director and nominee for director of the Company, each of the executive officers of the Company named in the Summary Compensation table and by the directors, nominees for directors, and executive officers of the Company as a group. No person is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock. Unless otherwise specified, all persons listed below have sole voting and investment power with respect to their shares.


                                                               COMMON STOCK

 Name of Beneficial                                        Number of Shares
      Owner or                                               Beneficially                         Percent of
  Identity of Group                                           Owned(1)(2)                          Class(2)
David Baird, IV . . . . . . . . . . . . . .                     69,752 (3)                         *
Robert C. Beck. . . . . . . . . . . . . . .                    113,445 (4)                         1.00%
Jack R Bershad. . . . . . . . . . . . . . .                     42,814 (5)                         *
Vernon W. Hill, II. . . . . . . . . . . . .                    513,905 (6)                         4.48
C. Edward Jordan, Jr. . . . . . . . . . . .                    165,036 (7)                         1.44
Morton N. Kerr. . . . . . . . . . . . . . .                     85,729 (8)                         *



Steven M. Lewis . . . . . . . . . . . . . .                    125,148 (9)                         1.10
Daniel J. Ragone. . . . . . . . . . . . . .                     54,379 (10)                        *
Joseph T. Tarquini, Jr. . . . . . . . . . .                    163,190 (11)                        1.44
Peter M. Musumeci, Jr . . . . . . . . . . .                    133,481 (12)                        1.17
Robert D. Falese, Jr. . . . . . . . . . . .                     33,828 (13)                        *
Dennis M. DiFlorio. . . . . . . . . . . . .                     81,201 (14)                        *
All Directors, Nominees for
Directors and Executive Officers
of the Company as a Group (13 Persons)                       1,558,401 (15)                       13.14%

- -----------------------------
*less than 1%

     (1) The securities "beneficially owned" are determined in accordance with the definitions of "beneficial ownership" as set forth in the regulations of the Securities and Exchange Commission and, accordingly, may include securities owned by or for, among others, the wife and/or minor children of the individual and any other relative who has the same residence as such individual as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after May 1, 1996. Beneficial ownership may be disclaimed as to certain of the securities.

     (2) The figures in these columns do not reflect the shares of Common Stock issuable upon conversion of the Series C ESOP Preferred Stock. As of May 1, 1996, each share of Series C ESOP cumulative convertible Preferred Stock was convertible into 1.4071 shares of Common Stock.

     (3) Includes  5,801 shares of Common  Stock  issuable  upon the exercise of
stock  options   granted  under  the  Company's   1989  Stock  Option  Plan  for
Non-Employee Directors.

     (4) Includes  5,933 shares of Common  Stock  issuable  upon the exercise of
stock  options   granted  under  the  Company's   1989  Stock  Option  Plan  for
Non-Employee Directors.

     (5) Includes 17,226 shares of Common Stock held by Mr. Bershad's wife and 8,547 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Bershad under the Company's 1989 Stock Option Plan for Non-Employee Directors.

     (6) Includes 37,094 shares held by Site Development Inc., 10,543 shares held by the wife of Mr. Hill, 47,897 shares held by S. J. Dining, Inc., 45,298 shares held by U.S. Restaurants, Inc., 48,739 shares held by J.V. Properties, 11,766 shares held by Business Interiors, Inc., 31,128 shares held by the Hill Family Trust and 4,363 shares allocated to Mr. Hill by the Company's ESOP. Mr. Hill is the Chairman of the Board of Site Development, Inc., a shareholder of S.
J. Dining, Inc., a shareholder of U.S. Restaurants, Inc., a partner in J.V. Properties, a co-trustee and beneficiary of the Hill Family Trust and a co-trustee and beneficiary of the Company's ESOP Trust. Business Interiors, Inc. is a company owned by Mr. Hill's wife. This amount also includes 116,843 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Hill under the Company's 1984 and 1994 Stock Option Plans. This amount does not include 2,737 shares of Series C ESOP Cumulative Convertible Preferred Stock allocated to Mr. Hill by the Company's ESOP nor does it include any unallocated shares of Common Stock or Series C ESOP Preferred Stock held by the Company's ESOP.


     (7) Includes 103,379 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Jordan under the Company's 1984 and 1994 Stock Option Plans, 3,172 shares allocated to Mr. Jordan by the Company's ESOP, of which Mr. Jordan is a co-trustee and beneficiary, and 484 shares held in trust for Mr. Jordan's minor children. This amount does not include 2,586 shares of Series C ESOP Preferred Stock allocated to Mr. Jordan by the Company's ESOP nor does it include any unallocated shares of Common Stock or Series C ESOP Preferred Stock held by the Company's ESOP.

     (8) Includes 140 shares of Common Stock held by Mr. Kerr's wife, 83,944 shares held by the Markeim-Chalmers, Inc. Pension Plan and 1,050 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Kerr under the Company's 1989 Stock Option Plan for Non-Employee Directors. Markeim-Chalmers, Inc. is a company owned by Mr. Kerr.

     (9) Includes 47,897 shares held by S. J. Dining, Inc., 45,298 shares held by U.S. Restaurants, Inc. and 8,547 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Lewis under the Company's 1989 Stock Option Plan for Non-Employee Directors. Mr. Lewis is President of S. J. Dining, Inc. and President of U.S. Restaurants, Inc. This amount also includes 1,342 shares held in trust for Mr. Lewis' minor children.

     (10) Includes 13,883 shares held by Mr. Ragone's wife and 2,152 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Ragone under the Company's 1989 Stock Option Plan for Non-Employee Directors.

     (11) Includes 14,907 shares held by The Tarquini Organization Profit Sharing Plan, 2,205 shares held by The Tarquini Foundation and 8,547 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Tarquini under the Company's 1989 Stock Option Plan for Non-Employee Directors. Mr. Tarquini is the President of The Tarquini Organization.

     (12) Includes 99,922 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Musumeci under the Company's 1984 and 1994 Stock Option Plans, 2,747 shares of Common Stock allocated to Mr. Musumeci under the Company's ESOP but does not include 2,586 shares of Series C ESOP Cumulative Convertible Preferred Stock allocated to Mr. Musumeci by the Company's ESOP.

     (13) Includes 30,306 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Falese under the Company's 1984 and 1994 Stock Option Plans and 104 shares of Common Stock allocated to Mr. Falese under the Company's ESOP. This amount also includes 69 shares held by Mr. Falese's wife and 2,427 shares held by her in trust for their minor daughter. It does not include 835 shares of Series C ESOP Cumulative Convertible Preferred Stock allocated to Mr. Falese under the Company's ESOP.

     (14) Includes 68,555 shares of Common Stock issuable upon the exercise of stock options granted to Mr. DiFlorio under the Company's 1984 and 1994 Stock Option Plans and 746 shares of Common Stock allocated to Mr. DiFlorio under the Company's ESOP. It does not include 1,718 shares of Series C ESOP Cumulative Convertible Preferred Stock allocated to Mr. DiFlorio under the Company's ESOP.

     (15) Includes an aggregate of 519,030 shares of Common Stock issuable upon the exercise of stock options granted to directors and certain executive officers of the Company under the Company's Stock Option Plans.

Series C ESOP Preferred Stock

     As of May 1, 1996, all of the 417,000 shares of the Series C ESOP Preferred Stock outstanding were held of record by the Company's ESOP Trust. Additionally, as of such date, the ESOP Trust held of record 69,637 shares of Common Stock. As of May 1, 1996, 174,834 shares of Series C ESOP Preferred Stock, and 69,637 shares of Common Stock held by the ESOP Trust were allocated to individual participant accounts. See "Employee Stock Ownership Plan". If all of the unallocated shares of Series C ESOP Preferred Stock held of record by the ESOP Trust as of May 1, 1996, were converted into Common Stock, the unallocated shares of Common Stock the ESOP Trust would hold of record would be 2.86% of the Common Stock.

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

     Mr. Kerr, a director of the Company, is the President of Markeim-Chalmers, Inc. which in 1995 received $222,500 in fees for real estate related services, primarily real estate appraisals.

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

     During 1995, Commerce NJ, Commerce PA and Commerce Shore obtained interior design, facilities management and general contractor services in the amount of $496,000 from a business corporation of which Shirley Hill, wife of Vernon W.
Hill, II, is a principal shareholder and the president. Additionally, during 1995 the business received commissions of $931,000 on furniture and facility purchases made directly by Commerce NJ, Commerce PA and Commerce Shore. These expenditures related primarily to the furnishing and related design services of the opening and/or refurbishing of certain offices during the period. In the opinion of management, such expenses were substantially equivalent to those that would have been paid to unaffiliated companies for similar furniture and services.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COMMERCE BANCORP, INC.


Date:     May 13, 1996                          By:   /s/ C. Edward Jordan, Jr.
                                                     -------------------------
                                                     C. Edward Jordan, Jr.
                                                     Executive Vice President