Form 10-Q
period 1996-03-31
COMMERCE BANCORP INC /NJ/
filed 1996-05-14
CIK 715096

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1996

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

            Yes   __X__                           No  ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.


      Common Stock                                            11,344,354
    (Title of Class)                                 (No. of Shares Outstanding
                                                           as of 05/01/96)

Series C ESOP Cumulative Con-
   vertible Preferred Stock                                      417,000
         (Title of Class)                            (No. of Shares Outstanding
                                                            as of 05/01/96)

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES


                                      INDEX

                                                                         Page

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets (unaudited)
                      March 31, 1996 and December 31, 1995

             Consolidated  Statements  of Income  (unaudited)
                      Three months ended March 31, 1996 and
                      March 31, 1995

             Consolidated Statements of Cash Flows (unaudited)
                      Three months ended March 31, 1996 and
                      March 31, 1995

             Notes to Consolidated Financial Statements
                      (unaudited)

Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operation

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K


                     Commerce Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                        March 31,   December 31,
                         (dollars in thousands)                                           1996          1995


Assets
         Cash and due from banks                                                       $  139,683   $  147,465
         Federal funds sold                                                                 6,700       29,550
                                                                                       ----------   ----------
                   Cash and cash equivalents                                              146,383      177,015
         Mortgages held for sale                                                            6,715        5,442
         Trading securities                                                                 5,150        8,843
         Securities available for sale                                                    591,662      520,314
         Securities held to maturity:
                   U.S. Government agency mortgage-backed obligations                     635,986      653,412
                   Obligations of state and political subdivisions                         15,445       12,289
                   Other securities                                                        16,993       17,001
                                                                                       ----------   ----------
                   Total securities held to maturity
                   (market value 1996-$644,440; 1995-$671,539)                            668,424      682,702
         Loans                                                                            942,084      907,515
                   Less allowance for loan losses                                          13,451       13,320
                                                                                       ----------   ----------
                                                                                          928,633      894,195
         Bank premises and equipment, net                                                  74,769       74,289
         Other assets                                                                      49,181       53,094
                                                                                       ----------   ----------
                                                                                       $2,470,917   $2,415,894
                                                                                       ==========   ==========

Liabilities
         Deposits:
                   Demand:
                     Interest-bearing                                                  $  679,443   $  657,568
                     Noninterest-bearing                                                  428,951      439,609
                   Savings                                                                490,611      485,522
                   Time                                                                   675,703      642,399
                                                                                       ----------   ----------
                     Total deposits                                                     2,274,708    2,225,098

         Other liabilities                                                                  8,444        1,417
         Obligation to Employee Stock Ownership Plan (ESOP)                                 4,103        4,359
         Long-term debt                                                                    23,000       23,000
                                                                                       ----------   ----------
                                                                                        2,310,255    2,253,874

Stockholders' Equity
         Common stock, 11,414,545 shares issued (11,337,719 shares in 1995)                17,834       16,880
         Series C preferred stock, 417,000 shares authorized, issued and outstanding
                   (liquidating preference: $18.00 per share totaling
                   $7,506)                                                                  7,506        7,506
         Capital in excess of par or stated value                                         124,481      112,894
         Retained earnings                                                                 16,568       30,723
                                                                                       ----------   ----------
                                                                                          166,389      168,003
         Less commitment to ESOP                                                            4,103        4,359
         Less treasury stock, at cost, 100,159 common shares
                   in 1996 (100,159 in 1995)                                                1,624        1,624
                                                                                       ----------   ----------
                     Total stockholders' equity                                           160,662      162,020
                                                                                       ----------   ----------

                                                                                       $2,470,917   $2,415,894
                                                                                       ==========   ==========


                     Commerce Bancorp, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)

                                                                     Three Months Ended
                                                                         March 31,
  (dollars in thousands, except per share amounts)                    1996       1995

Interest income
         Interest and fees on loans                                 $21,185   $18,679
         Interest on investments                                     19,434    21,082
         Other interest                                               1,251       656
                                                                    -------   -------
              Total interest income                                  41,870    40,417
                                                                    -------   -------

Interest expense
         Interest on deposits:
           Demand                                                     4,022     3,408
           Savings                                                    2,682     2,686
           Time                                                       9,516     6,910
                                                                    -------   -------
              Total interest on deposits                             16,220    13,004
         Interest on other borrowed money                                31     4,027
         Interest on long-term debt                                     506       506
                                                                    -------   -------
              Total interest expense                                 16,757    17,537
                                                                    -------   -------

         Net interest income                                         25,113    22,880
         Provision for loan losses                                      674       857
                                                                    -------   -------
         Net interest income after provision for loan losses         24,439    22,023

Noninterest income
         Deposit charges and service fees                             4,713     3,684
         Other operating income                                       1,225       909
         Net investment securities gains                                517         0
                                                                    -------   -------
              Total noninterest income                                6,455     4,593
                                                                    -------   -------

Noninterest expense
         Salaries                                                     7,199     6,252
         Benefits                                                     1,909     1,859
         Occupancy                                                    2,617     1,940
         Furniture and equipment                                      2,829     2,146
         Office                                                       2,131     1,633
         Audit and regulatory fees and assessments                      382     1,241
         Marketing                                                      956       657
         Other real estate (net)                                        450       698
         Other                                                        2,652     1,953
                                                                    -------   -------
              Total noninterest expenses                             21,125    18,379
                                                                    -------   -------

         Income before income taxes                                   9,769     8,237
         Provision for federal and state income taxes                 3,508     2,994
                                                                    -------   -------
         Net income                                                   6,261     5,243

         Dividends on preferred stocks                                  141       141
                                                                    -------   -------
         Net income applicable to common stock                      $ 6,120   $ 5,102
                                                                    =======   =======

         Net income per common and common equivalent share:
           Primary                                                  $  0.52   $  0.49
                                                                    -------   -------
           Fully diluted                                            $  0.51   $  0.47
                                                                    -------   -------
         Average common and common equivalent shares outstanding:
           Primary                                                   11,675    10,482
                                                                    -------   -------
           Fully diluted                                             12,261    11,069
                                                                    -------   -------
         Cash dividends declared, common stock                      $  0.17   $  0.15
                                                                    =======   =======


                     Commerce Bancorp, Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                           Three Months Ended March 31,
                  (dollars in thousands)                                      1996          1995

Operating activities
         Net income                                                        $   6,261    $   5,243
         Adjustments to reconcile net income to net cash
           provided by operating activities:
              Provision for loan losses                                          674          857
              Provision for depreciation, amortization and accretion           3,981        3,018
              Gains on sales of securities available for sale                   (517)           0
              Proceeds from sales of mortgages held for sale                   2,103        5,214
              Originations of mortgages held for sale                         (3,376)      (4,153)
              Net loan (chargeoffs) recoveries                                  (543)          16
              Net decrease (increase) in trading securities                    3,693       (2,304)
              Decrease (increase) in other assets                              7,766       (4,388)
              Increase in other liabilities                                    7,027        3,662
                                                                           ---------    ---------
                        Net cash provided by operating activities             27,069        7,165

Investing activities
         Proceeds from the sales of securities available for sale             20,395            0
         Proceeds from the maturity of securities available for sale          16,982        4,031
         Proceeds from the maturity of securities held to maturity            16,653       21,782
         Purchase of securities available for sale                          (120,038)        (200)
         Purchase of securities held to maturity                              (3,158)      (1,207)
         Net increase in loans                                               (36,201)     (19,307)
         Proceeds from sales of loans                                          1,632        1,150
         Purchases of premises and equipment                                  (2,859)      (2,748)
                                                                           ---------    ---------
                        Net cash (used) provided by investing activities    (106,594)       3,501

Financing activities
         Net increase (decrease) in demand and savings deposits               16,306      (10,479)
         Net increase in time deposits                                        33,304      133,849
         Net decrease in other borrowed money                                      0     (167,992)
         Issuance of common stock                                                  0       25,851
         Dividends paid                                                       (2,038)      (1,517)
         Proceeds from issuance of common stock under
           dividend reinvestment and other stock plans                         1,272          724
         Purchase of treasury stock                                                0         (343)
         Other                                                                    49           49
                                                                           ---------    ---------
                        Net cash provided (used) by financing activities      48,893      (19,858)

         Decrease in cash and cash equivalents                               (30,632)      (9,192)
         Cash and cash equivalents at beginning of year                      177,015      129,447
                                                                           ---------    ---------
         Cash and cash equivalents at end of period                        $ 146,383    $ 120,255
                                                                           ---------    ---------

         Supplemental disclosures of cash flow information:
           Cash paid during the period for:
              Interest                                                     $  16,725    $  18,444
              Income taxes                                                        80          131
                                                                           ---------    ---------

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A.       Consolidated Financial Statements

               The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report for the period ended December 31, 1995. The results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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

C.       Employee Stock Ownership Plan (ESOP) Debt Guarantee

               The Company has guaranteed a debt obligation of its Employee Stock Ownership Plan ("ESOP") which originated at $7,500,000 and has been reduced to $4,103,000 through principal reductions. Accordingly, the loan amount is reflected in the Company's consolidated balance sheet as a liability and an equal amount, representing deferred employee benefits, has been recorded as a deduction from stockholders' equity. The ESOP obtained the loan in 1990 to acquire a new class of Company Cumulative Convertible Preferred Stock (Series C) at a price of $18.00 per share. The loan was refinanced in 1994, and is payable in quarterly installments with the final payment due January 28, 2000. The loan bears interest at a variable rate, although the rate can be fixed at future repricing dates in accordance with the loan agreement. As the Company makes annual contributions to the ESOP, these contributions, plus dividends from the Company's Series C Preferred Stock held by the ESOP, will be used to repay the loan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation Capital Resources

               At March 31, 1996, stockholders' equity totaled $160.7 million or 6.50% of total assets, compared to $162.0 million or 6.71% of total assets at December 31, 1995.

               The table below presents a comparison of the Company's and each of its three bank subsidiaries risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated.

                                                                                                        Capital
                                                                                                        Excess
                                                                                      Minimum            as of
                                                March 31,           March 31,       Regulatory         March 31,
                                                  1996                1995         Requirements          1996
                                                                                                    (in thousands)
         Company
                Risk based capital ratios:
                  Tier 1                          13.00%             13.09%          4.00%            $111,310
                  Total capital                   15.95              16.45           8.00               98,300
                Leverage ratio                     6.59               6.09           3.00-5.00          87,540 (1)

         Commerce NJ
                Risk based capital ratios:
                  Tier 1                          14.45%             14.37%          4.00%            $100,280
                  Total capital                   15.60              15.53           8.00               72,910
                Leverage ratio                     7.35               6.79           3.00-5.00          82,110 (1)

         Commerce PA
                Risk based capital ratios:
                  Tier 1                          13.99%             12.68%          4.00%           $  13,560
                  Total capital                   14.79              13.82           8.00                9,210
                Leverage ratio                     6.80               6.63           3.00-5.00          10,600 (1)

         Commerce Shore Risk based capital ratios:
                  Tier 1                          13.94%             13.22%          4.00%             $14,140
                  Total capital                   14.89              14.48           8.00                9,800
                Leverage ratio                     6.28               6.40           3.00-5.00          10,360 (1)

         (1) Based on a minimum regulatory requirement of 3.00%

               At March 31, 1996, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%.

         Deposits

               Total deposits at March 31, 1996 were $2.27 billion, up $316.8 million, or 16% over total deposits of $1.96 billion at March 31, 1995, and up by $49.6 million, or 2% from year-end 1995. Deposit growth during the first three months of 1996 was largely from the public sector.

         Interest Rate Sensitivity and Liquidity

               An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. The objective of interest rate risk management is to monitor and manage the sensitivity of net interest income to changing interest rates and other factors in order to meet the Company's overall financial goals.

               Management considers the simulation of net interest income in different interest rate environments to be the best indicator of the Company's interest rate risk. Income simulation analysis captures not only the potential of all assets and liabilities to mature or reprice, but also the probability that they will do so. Income simulation also attends to the relative interest rate sensitivities of these items, and projects their behavior over an extended period of time. Finally, income simulation permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them.

               The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate 200 basis point change during the next year, with rates remaining constant in the second year. The Company's Asset/Liability Committee (ALCO) policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 15 percent of net income in the flat rate scenario in the first year and within 30 percent over the two year time frame. At March 31, 1996, the Company's income simulation model indicates an acceptable level of interest rate risk.

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

               Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point increase in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point increase would result in the loss of 100% or more of the excess of market value over book value in the current rate scenario.

          At March 31, 1996, the market value of equity model indicates an acceptable level of interest rate risk.

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

         Interest Earning Assets

               For the three month period ended March 31, 1996, interest earning assets increased $66.4 million from $2.15 billion to $2.22 billion. This increase was primarily in investment securities and the loan portfolio as described below.

         Loans

               During the first three months of 1996, loans increased $34.7 million from $907.5 million to $942.1 million. At March 31, 1996, loans represented 41% of total deposits and 38% of total assets.

               The increase in the loan portfolio was due primarily to loans secured by 1-4 family residential properties (including home equity loans) and loans secured by commercial real estate properties.

         Investments

               In total, for the first three months of 1996, securities increased $53.4 million from $1.21 billion to $1.27 billion. Deposit growth and other funding sources were used to increase the Company's available for sale portfolio, which rose $71.3 million to $591.7 million from $520.3 million at year-end 1995. Securities held to maturity decreased from $682.7 million to $668.4 million reflecting payments on the existing portfolio. At March 31, 1996, the average life of the investment portfolio is approximately 6.6 years.

               Short-term investments (Federal funds sold) decreased $22.9 million from $29.6 million to $6.7 million. At March 31, 1996, total securities and Federal funds sold aggregated $1.27 billion and represented 51% of total assets.

         Net Income

               Net income for the first quarter of 1996 was $6.3 million, an increase of $1.0 million over the $5.2 million recorded for the first quarter of 1995. The increase was due to an increase in net interest income, as well as reduced loan loss provisions and increased noninterest income, which offset increased overhead expenses. On a per share basis, fully-diluted net income for the first quarter of 1996 was $.51 per common share compared to $.47 per common share for the first quarter of 1995.

               Return on average assets (ROA) and return on average equity (ROE) for the first quarter of 1996 were 1.02% and 15.35%, respectively, compared to 0.91% and 16.60%, respectively, for the same 1995 period.

         Net Interest Income

               Net interest income totaled $25.1 million for the first quarter of 1996, an increase of $2.2 million or 10%, from $22.9 million in the first quarter of 1995. The improvement in net interest income was due primarily to volume increases in the loan portfolio.

         Noninterest Income

               Noninterest income for the first quarter of 1996 totaled $6.5 million, an increase of $1.9 million, over the comparable 1995 period. The increase was due primarily to increased deposit charges and service fees, which increased $1.0 million from the first quarter of 1995 due to higher transaction volumes, and net investment securities gains of $517 thousand.

         Noninterest Expense

               For the first quarter of 1996, noninterest expense totaled $21.1 million, an increase of $2.7 million, or 14.9%, over the same period in 1995. Contributing to this increase was new branch activity over the past twelve months, with the number of branches increasing from 44 at March 31, 1995 to 51 at March 31, 1996. As a result of the addition of these offices, staff, facilities, marketing, and related expenses rose accordingly. Audit and regulatory fees and assessments decreased by $859 thousand due to reductions in Federal deposit insurance rates enacted as of June 1, 1995 and January 1, 1996. Other noninterest expenses rose $699 thousand over the first quarter of 1995. This increase resulted primarily from higher banking service charges and increased provisions for non-credit-related losses.

               One key measure used to monitor progress in controlling overhead expenses is the ratio of noninterest expenses to average assets. For the first three months of 1996, this ratio equaled 3.45% versus 3.20% for the comparable 1995 period. The operating efficiency ratio (noninterest expenses, less other real estate expenses, divided by net interest income plus noninterest income excluding non-recurring gains) was 66.58% for the first three months of 1996 as compared to 64.36% for the same 1995 period.

         Loan and Asset Quality

               Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at March 31, 1996 were $16.9 million, or .68% of total assets compared to $19.1 million or .79% of total assets at December 31, 1995 and $21.0 million or .92% of total assets at March 31, 1995.

               Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at March 31, 1996 were $8.6 million or .92% of total loans compared to $8.5 million or .94% of total loans at December 31, 1995 and $11.0 million or 1.35% of total loans at March 31, 1995. At March 31, 1996, loans past due 90 days or more and still accruing interest amounted to $163 thousand compared to $126 thousand at December 31, 1995 and $92 thousand at March 31, 1995. Additional loans considered as potential problem loans by the Company's internal loan review department ($8.9 million at March 31, 1996, $7.2 million at December 31, 1995 and $7.0 million at March 31, 1995) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

               Other real estate (ORE) at March 31, 1996 totaled $8.2 million compared to $10.6 million at December 31, 1995 and $9.9 million at March 31, 1995. These properties have been written down to the lower of cost or fair value less disposition costs.

               On pages 13 and 14 are tabular presentation showing detailed information about the Company's non-performing loans and assets and an analysis of the Company's allowance for loan losses and other related data for March 31, 1996, December 31, 1995, and March 31, 1995.

The following summary presents information regarding non-performing loans and assets as of March 31, 1996 and the preceding four quarters: (dollar amounts in thousands)

                                            March 31,   Dec. 31,  Sept. 30,  June 30,   March 31,
                                              1996       1995       1995       1995       1995
Non-accrual loans:
  Commercial                                $   701    $   629    $   658    $   897    $ 1,379
  Consumer                                      794        853      1,186      1,063      1,025
  Real Estate:
    Construction                              1,787      1,787        911        911        955
    Mortgage                                  5,054      4,708      4,441      7,003      7,201
                                              -----      -----      -----      -----     ------
      Total non-accrual loans                 8,336      7,977      7,196      9,874     10,560
                                              -----      -----      -----      -----     ------

Restructured loans
  Commercial                                    144        161        173        140        142
  Consumer                                       60         60         69         70         29
  Real Estate:
    Construction
    Mortgage                                     84        301        301         85        302
                                              -----      -----      -----      -----     ------
      Total restructured loans                  288        522        543        295        473
                                              -----      -----      -----      -----     ------

  Total non-performing loans                  8,624      8,499      7,739     10,169     11,033
                                              -----      -----      -----      -----     ------

Other real estate                             8,241     10,561     10,120      8,591      9,880
                                              -----      -----      -----      -----     ------

Total non-performing assets                  16,865     19,060     17,859     18,760     20,913
                                              -----      -----      -----      -----     ------

Loans past due 90 days or more
  and still accruing                            163        126         77         86         92
                                              -----      -----      -----      -----     ------

Total non-performing assets and
  loans past due 90 days or more            $17,028    $19,186    $17,936    $18,846    $21,005
                                            =======    =======    =======    =======    =======

Total non-performing loans as a
  percentage of total period-end
  loans                                        0.92%      0.94%      0.89%      1.20%      1.35%

Total non-performing assets as a
  percentage of total period-end assets        0.68%      0.79%      0.74%      0.79%      0.92%

Total non-performing assets and loans
  past due 90 days or more as a
  percentage of total period-end assets        0.69%      0.79%      0.75%      0.80%      0.92%

Allowance for loan losses as a
  percentage of total non-performing
  loans                                         156%       157%       168%       129%       117%

Allowance for loan losses as a percentage
  of total period-end loans                    1.43%      1.47%      1.50%      1.54%      1.57%

Total non-performing assets and loans
  past due 90 days or more as a
  percentage of stockholders' equity and
  allowance for loan losses                      10%        11%        11%        12%        13%


The following table presents, for the periods indicated, an analysis of the allowance related data: (dollar amounts in thousands)

                                                                             Year
                                              Three Months Ended            Ended
                                             03/31/96       03/31/95      12/31/95

Balance at beginning of period                $13,320       $12,036       $12,036
Provisions charged to operating expenses          674           857         2,215
                                               ------        ------        ------
                                               13,994        12,893        14,251
Recoveries on loans charged-off:
  Commercial                                       42            12           154
  Consumer                                         36            63           144
  Real estate                                       8           101           292
                                               ------        ------        ------
Total recoveries                                   86           176           590

Loans charged-off:
  Commercial                                     (110)          (54)         (595)
  Consumer                                       (154)          (58)         (580)
  Real estate                                    (365)          (48)         (346)
                                               ------        ------        ------
Total charged-off                                (629)         (160)       (1,521)
                                               ------        ------        ------
Net charge-offs                                  (543)           16          (931)
                                               ------        ------        ------

Balance at end of period                      $13,451       $12,909       $13,320
                                              =======       =======       =======

Net charge-offs as a percentage of
average loans outstanding                        0.24  %      (0.01) %       0.11  %

                           PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

               (a) Exhibit 11 - Computation of Net Income Per Share

                   No reports on Form 8-K were filed during the first quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       COMMERCE BANCORP, INC.
                                                              (Registrant)


May 13, 1996
  (Date)                                                C. EDWARD JORDAN, JR.
                                                      EXECUTIVE VICE PRESIDENT
                                                   (PRINCIPAL FINANCIAL OFFICER)