Form 10-Q
period 1996-06-30
COMMERCE BANCORP INC /NJ/
filed 1996-08-14
CIK 715096

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1996

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

                Yes      __X__                    No  ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.




        Common Stock                                        11,417,950
      (Title of Class)                               (No. of Shares Outstanding
                                                          as of 08/09/96)

Series C ESOP Cumulative Con-
   vertible Preferred Stock                                   417,000
     (Title of Class)                              (No. of Shares Outstanding
                                                         as of 08/09/96)

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES


                                      INDEX

                                                                         Page


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets (unaudited)
           June 30, 1996 and December 31, 1995

        Consolidated  Statements  of Income  (unaudited)
           Three months ended June 30,  1996 and
           June 30, 1995 and six months ended June 30, 1996
           and June 30, 1995

        Consolidated Statements of Cash Flows  (unaudited)
           Six months ended June 30, 1996 and
           June 30, 1995

        Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operation

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders

Item 6.  Exhibits and Reports on Form 8-K

                     Commerce Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                  June 30,     December 31,
(dollars in thousands)                                                              1996          1995
Assets
Cash and due from banks                                                         $  143,810     $  147,465
Federal funds sold                                                                       0         29,550
                                                                                ----------     ----------
          Cash and cash equivalents                                                143,810        177,015
Mortgages held for sale                                                              3,504          5,442
Trading securities                                                                  11,606          8,843
Securities available for sale                                                      653,871        520,314
Securities held to maturity:
          U.S. Government agency mortgage-backed obligations                       614,844        653,412
          Obligations of state and political subdivisions                           12,549         12,289
          Other securities                                                          17,148         17,001
                                                                                ----------     ----------
          Total securities held to maturity
          (market value 1996-$613,298; 1995-$671,539)                              644,541        682,702

Loans                                                                            1,031,501        907,515
          Less allowance for loan losses                                            13,674         13,320
                                                                                ----------     ----------
                                                                                 1,017,827        894,195
Bank premises and equipment, net                                                    80,827         74,289
Other assets                                                                        52,386         53,094
                                                                                ----------     ----------
                                                                                $2,608,372     $2,415,894
                                                                                ==========     ==========

Liabilities
Deposits:
          Demand:
            Interest-bearing                                                    $  697,000     $  657,568
            Noninterest-bearing                                                    477,512        439,609
          Savings                                                                  516,408        485,522
          Time                                                                     662,508        642,399
                                                                                ----------     ----------
            Total deposits                                                       2,353,428      2,225,098

Other borrowed money                                                                61,800
Other liabilities                                                                    3,622          1,417
Obligation to Employee Stock Ownership Plan (ESOP)                                   3,846          4,359
Long-term debt                                                                      23,000         23,000
                                                                                ----------     ----------
                                                                                 2,445,696      2,253,874

Stockholders' Equity
Common stock, 11,466,903 shares issued (11,337,719 shares in 1995)                  17,916         16,880
Series C preferred stock, 417,000 shares authorized, issued and outstanding
          (liquidating preference: $18.00 per share totaling $7,506)
                                                                                     7,506          7,506
Capital in excess of par or stated value                                           125,311        112,894
Retained earnings                                                                   17,413         30,723
                                                                                ----------     ----------
                                                                                   168,146        168,003
Less commitment to ESOP                                                              3,846          4,359
Less treasury stock, at cost, 100,159 common shares
          in 1996 (100,159 in 1995)                                                  1,624          1,624
                                                                                ----------     ----------
          Total stockholders' equity                                               162,676        162,020
                                                                                ----------     ----------
                                                                                $2,608,372     $2,415,894
                                                                                ==========     ==========

                     Commerce Bancorp, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)

                                                              Three Months Ended       Six Months Ended
                                                                   June 30,                June 30,
(dollars in thousands, except per share amounts)               1996       1995         1996         1995
Interest income
Interest and fees on loans                                   $22,298     $19,670     $43,483     $38,349
Interest on investments                                       20,769      20,783      40,203      41,865
     Other interest                                              344       1,141       1,595       1,797
                                                             -------     -------     -------     -------
       Total interest income                                  43,411      41,594      85,281      82,011
                                                             -------     -------     -------     -------

Interest expense
Interest on deposits:
     Demand                                                    4,377       3,878       8,399       7,286
     Savings                                                   2,837       2,795       5,519       5,481
     Time                                                      8,556       8,627      18,072      15,537
                                                             -------     -------     -------     -------
       Total interest on deposits                             15,770      15,300      31,990      28,304
     Interest on other borrowed money                            612       2,132         643       6,159
     Interest on long-term debt                                  506         506       1,012       1,012
                                                             -------     -------     -------     -------
       Total interest expense                                 16,888      17,938      33,645      35,475
                                                             -------     -------     -------     -------
     Net interest income                                      26,523      23,656      51,636      46,536
     Provision for loan losses                                   674         388       1,348       1,245
                                                             -------     -------     -------     -------
     Net interest income after provision for loan losses      25,849      23,268      50,288      45,291

Noninterest income
Deposit charges and service fees                               4,963       3,778       9,676       7,462
Other operating income                                         1,708       1,019       2,933       1,928
Net investment securities gains                                    0          18         517          18
                                                             -------     -------     -------     -------
     Total noninterest income                                  6,671       4,815      13,126       9,408
                                                             -------     -------     -------     -------

Noninterest expense
Salaries                                                       7,791       6,347      14,990      12,599
Benefits                                                       1,824       1,789       3,733       3,648
Occupancy                                                      2,562       1,997       5,179       3,937
Furniture and equipment                                        3,112       2,409       5,941       4,555
Office                                                         2,355       1,710       4,486       3,343
Audit and regulatory fees and assessments                        428       1,240         810       2,481
Marketing                                                      1,062         669       2,018       1,326
Other real estate (net)                                          450         593         900       1,291
Other                                                          2,670       2,157       5,322       4,110
                                                             -------     -------     -------     -------
     Total noninterest expenses                               22,254      18,911      43,379      37,290
                                                             -------     -------     -------     -------
Income before income taxes                                    10,266       9,172      20,035      17,409
Provision for federal and state income taxes                   3,670       3,356       7,178       6,350
                                                             -------     -------     -------     -------
Net income                                                     6,596       5,816      12,857      11,059

Dividends on preferred stocks                                    140         140         281         281
                                                             -------     -------     -------     -------
Net income applicable to common stock                        $ 6,456     $ 5,676     $12,576     $10,778
                                                             =======     =======     =======     =======

Net income per common and common equivalent share:
     Primary                                                 $  0.55     $  0.50     $  1.07     $  0.99
                                                             -------     -------     -------     -------
     Fully diluted                                           $  0.53     $  0.48     $  1.04     $  0.95
                                                             -------     -------     -------     -------
Average common and common equivalent shares outstanding:
     Primary                                                  11,767      11,392      11,722      10,940
                                                             -------     -------     -------     -------
     Fully diluted                                            12,387      12,036      12,364      11,593
                                                             -------     -------     -------     -------
Cash dividends declared, common stock                        $  0.18     $  0.15     $  0.34     $  0.30
                                                             =======     =======     =======     =======

                     Commerce Bancorp, Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                 Six Months Ended June 30,
(dollars in thousands)                                              1996          1995
Operating activities
Net income                                                      $  12,857      $  11,059
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for loan losses                                      1,348          1,245
     Provision for depreciation, amortization and accretion         7,820          6,333
     Gains on sales of securities available for sale                 (517)
     Proceeds from sales of mortgages held for sale                13,442          7,291
     Originations of mortgages held for sale                      (11,504)        (8,140)
     Net loan (chargeoffs)                                           (994)          (197)
     Net increase in trading securities                            (2,763)       (13,813)
     Decrease (increase) in other assets                            6,428           (816)
     Increase (decrease) in other liabilities                       2,205         (3,111)
                                                                ---------      ---------
          Net cash provided (used) by operating activities         28,322           (149)

Investing activities
Proceeds from the sales of securities available for sale           40,052
Proceeds from the maturity of securities available for sale        21,562          8,056
Proceeds from the maturity of securities held to maturity          42,729         35,028
Purchase of securities available for sale                        (212,679)          (312)
Purchase of securities held to maturity                            (5,983)        (3,741)
Net increase in loans                                            (127,407)       (51,029)
Proceeds from sales of loans                                        3,421          2,384
Purchases of premises and equipment                               (11,425)       (10,294)
                                                                ---------      ---------
          Net cash (used) by investing activities                (249,730)       (19,908)

Financing activities
Net increase in demand and savings deposits                       108,221        101,866
Net increase in time deposits                                      20,109        220,868
Net increase (decrease) in other borrowed money                    61,800       (278,789)
Issuance of common stock                                                          25,774
Dividends paid                                                     (4,159)        (3,376)
Proceeds from issuance of common stock under
  dividend reinvestment and other stock plans                       2,134          1,190
Purchase of treasury stock                                                          (352)
Other                                                                  98             98
                                                                ---------      ---------
          Net cash provided by financing activities               188,203         67,279

(Decrease) increase in cash and cash equivalents                  (33,205)        47,222
Cash and cash equivalents at beginning of year                    177,015        129,447
                                                                ---------      ---------
Cash and cash equivalents at end of period                      $ 143,810      $ 176,669
                                                                ---------      ---------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                   $  32,927      $  35,475
     Income taxes                                                   7,466          7,088
                                                                ---------      ---------

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A.   Consolidated Financial Statements

          The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report for the period ended December 31, 1995. The results for the three months ended June 30, 1996 and for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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

C.   Employee Stock Ownership Plan (ESOP) Debt Guarantee

          The Company has guaranteed a debt obligation of its Employee Stock Ownership Plan ("ESOP") which originated at $7,500,000 and has been reduced to $3,846,000 through principal reductions. Accordingly, the loan amount is reflected in the Company's consolidated balance sheet as a liability and an equal amount, representing deferred employee benefits, has been recorded as a deduction from stockholders' equity. The ESOP obtained the loan in 1990 to acquire a new class of Company Cumulative Convertible Preferred Stock (Series C) at a price of $18.00 per share. The loan was refinanced in 1994, and is payable in quarterly installments with the final payment due January 28, 2000. The loan bears interest at a variable rate, although the rate can be fixed at future repricing dates in accordance with the loan agreement. As the Company makes annual contributions to the ESOP, these contributions, plus dividends from the Company's Series C Preferred Stock held by the ESOP, will be used to repay the loan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Capital Resources

          At June 30, 1996, stockholders' equity totaled $162.7 million or 6.24% of total assets, compared to $162.0 million or 6.71% of total assets at December 31, 1995.

          The table below presents a comparison of the Company's and each of its three bank subsidiaries risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated.

                                                                         Capital
                                                                         Excess
                                                           Minimum        as of
                                    June  30,   June 30,  Regulatory    June 30,
                                      1996        1995   Requirements     1996
                                                                      (in thousands)
 Company
    Risk based capital ratios:
      Tier 1                          12.57%     12.62%     4.00%        $113,590
      Total capital                   15.34      15.77      8.00           97,240
    Leverage ratio                     6.55       6.17      3.00-5.00      90,260(1)

Commerce NJ
    Risk based capital ratios:
      Tier 1                          13.78%     14.45%     4.00%        $100,990
      Total capital                   14.87      15.59      8.00           70,900
    Leverage ratio                     7.21       6.99      3.00-5.00      83,050(1)

Commerce PA
    Risk based capital ratios:
      Tier 1                          13.14%     12.24%     4.00%         $13,560
      Total capital                   13.95      13.34      8.00            8,820
    Leverage ratio                     6.49       6.35      3.00-5.00      10,480(1)

Commerce Shore
    Risk based capital ratios:
      Tier 1                          13.93%     12.39%     4.00%         $14,730
      Total capital                   14.80      13.49      8.00           10,090
    Leverage ratio                     6.73       6.08      3.00-5.00      11,450(1)

(1) Based on a minimum regulatory requirement of 3.00%

          At June 30, 1996, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%.

     Deposits

          Total deposits at June 30, 1996 were $2.35 billion, up $196.1 million, or 9% over total deposits of $2.16 billion at June 30, 1995, and up by $128.3 million, or 6% from year-end 1995. Deposit growth during the first six months of 1996 was largely from core deposits, primarily demand and savings accounts. In addition, the Company experienced "same-store core deposit growth" of 10.5% at June 30, 1996 as compared to deposits a year ago for those branches open for more than one year.

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

          The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate 200 basis point change during the next year, with rates remaining constant in the second year. The
     Company's Asset/Liability Committee (ALCO) policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 15% of net income in the flat rate scenario in the first year and within 30% over the two year time frame. At June 30, 1996, the Company's income simulation model indicates an acceptable level of interest rate risk.

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

          Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the

     Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point increase in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point increase would result in the loss of 70% or more of the excess of market value over book value in the current rate scenario. At June 30, 1996, the market value of equity model indicates an acceptable level of interest rate risk.

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

     Short-Term Borrowings

          Short-term borrowings, or other borrowed money, consist of securities sold under agreement to repurchase. During the first six months of 1996, these borrowings were used as an additional source of funding for the investment portfolio and to fund loan growth. At June 30, 1996, short-term borrowings aggregated $61.8 million and had an average rate of 5.55%.

     Interest Earning Assets

          For the six month period ended June 30, 1996, interest earning assets increased $190.7 million from $2.15 billion to $2.35 billion. This increase was primarily in investment securities and the loan portfolio as described below.

     Loans

          During the first six months of 1996, loans increased $124.0 million from $907.5 million to $1.03 billion. At June 30, 1996, loans represented 44% of total deposits and 40% of total assets.

          The increase in the loan portfolio was due primarily to loans secured by 1-4 family residential properties (including home equity loans) and loans secured by commercial real estate properties.

     Investments

          In total, for the first six months of 1996, securities increased $98.2 million from $1.21 billion to $1.31 billion. Deposit growth and other funding sources were used to increase the Company's available for sale portfolio, which rose $133.6 million to $653.9 million from $520.3 million at year-end 1995. Securities held to maturity decreased from $682.7 million to $644.5 million reflecting payments on the existing portfolio. At June 30, 1996, the average life of the investment portfolio was approximately
     6.1 years, and the duration was approximately 4.4 years.

          Short-term investments (Federal funds sold) decreased $29.6 million to zero. At June 30, 1996, total securities and Federal funds sold aggregated $1.31 billion and represented 50% of total assets.

     Net Income

          Net income for the second quarter of 1996 was $6.6 million, an increase of $780 thousand over the $5.8 million recorded for the second quarter of 1995. Net income for the first six months of 1996 was $12.9 million, an increase of $1.8 million over the $11.1 million recorded in the first six months of 1995. These increases were due to increases in net interest income and noninterest income, which offset slightly higher loan loss provisions and increased overhead expenses. On a per share basis, fully-diluted net income for the second quarter of 1996 and for the first six months of 1996 were $.53 and $1.04 per common share compared to $.48 and $.95 per common share for the respective 1995 periods.

          Return on average assets (ROA) and return on average equity (ROE) for the second quarter of 1996 were 1.04% and 16.63%, respectively, compared to .99% and 16.05%, respectively, for the same 1995 period. ROA and ROE for the first six months of 1996 were 1.03% and 15.98%, respectively, compared to .95% and 16.30% a year ago.

     Net Interest Income

          Net interest income totaled $26.5 million for the second quarter of 1996, an increase of $2.9 million or 12% from $23.7 million in the second quarter of 1995. Net interest income for the first six months of 1996 totaled $51.6 million, up $5.1 million or 11% from the first six months of 1995. The improvement in net interest income for both reporting periods was due primarily to volume increases in the loan portfolio.

     Noninterest Income

          Noninterest income totaled $6.7 million for the second quarter of 1996, an increase of $1.9 million or 39% from $4.8 million in the second quarter of 1995. The increase was due primarily to increased deposit charges and service fees, which rose $1.2 million over the prior year. For the first six months of 1996, noninterest income totaled $13.1 million, an increase of $3.7 million or 40% from $9.4 million in the first six months of 1995. The increase was due primarily to increased deposit charges and service fees, which rose $2.2 million over the prior year, and net investment securities gains of $517 thousand.

     Noninterest Expense

          For the second quarter of 1996, noninterest expense totaled $22.3 million, an increase of $3.3 million or 18% over the same period in 1995. Contributing to this rise was the increase in the number of branches from 46 at June 30, 1995 to 55 at June 30, 1996. As a result of the addition of these offices, staff, facilities, marketing, and related expenses rose accordingly. Audit and regulatory fees and assessments decreased by $812 thousand due to reductions in Federal deposit insurance rates enacted as of June 1, 1995 and January 1, 1996. Other noninterest expenses rose $513 thousand over the second quarter of 1995, due primarily to higher banking service charges and increased provisions for non-credit-related losses.

          For the first six months of 1996, noninterest expense totaled $43.4 million, an increase of $6.1 million, or 16%, over $37.3 million in the first six months of 1995. Contributing to this increase was new branch activity as noted above.

          One key measure used to monitor progress in controlling overhead expenses is the ratio of noninterest expenses to average assets. For the first six months of 1996, this ratio equaled 3.48% versus 3.21% for the comparable 1995 period. The operating efficiency ratio (noninterest expenses, less other real estate expenses, divided by net interest income plus noninterest income excluding non-recurring gains) was 66.12% for the first six months of 1996 as compared to 64.37% for the same 1995 period.

     Loan and Asset Quality

          Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at June 30, 1996 were $16.3 million, or .63% of total assets compared to $19.1 million or .79% of total assets at December 31, 1995 and $18.8 million or .79% of total assets at June 30, 1995.

          Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at June 30, 1996 were $8.6 million or .83% of total loans compared to $8.5 million or .94% of total loans at December 31, 1995 and $10.2 million or 1.20% of total loans at June 30, 1995. At June 30, 1996, loans past due 90 days or more and still accruing interest amounted to $427 thousand compared to $126 thousand at December 31, 1995 and $86 thousand at June 30, 1995. Additional loans considered as potential problem loans by the Company's internal loan review department ($9.1 million at June 30, 1996, $7.2 million at December 31, 1995 and $7.8 million at June 30, 1995) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

          Other real estate (ORE) at June 30, 1996 totaled $7.7 million compared to $10.6 million at December 31, 1995 and $8.6 million at June 30, 1995. These properties have been written down to the lower of cost or fair value less disposition costs.

          On pages 13 and 14 are tabular presentation showing detailed information about the Company's non-performing loans and assets and an analysis of the Company's allowance for loan losses and other related data for June 30, 1996, December 31, 1995, and June 30, 1995.

     Pending Acquisitions

          On July 31, 1996, the Company reached agreements in principle to acquire two insurance brokerage firms: Keystone National Companies, Inc., Cherry Hill, NJ and Buckelew & Associates, Toms River, NJ. The acquisitions will be completed by the issuance of common stock of the Company totaling approximately 550,000 shares. The acquisitions are intended to be tax-free reorganizations under appropriate provisions of the United States Internal Revenue Code and will be accounted for by the Company under the pooling-of-interests method. Subject to the execution of definitive agreements and required governmental approvals, the acquisitions are expected to close on or about September 30, 1996.

          The effect of these acquisitions on the Company's total consolidated assets, stockholders' equity, and net income is not expected to be material.

     Listing Application

          The Company has been cleared to file a listing application with the New York Stock Exchange ("NYSE") to list the Company's common stock. It is anticipated that trading on the NYSE will commence on or about September 9, 1996 under the symbol "CBH."

The following summary presents information regarding non-performing loans and assets as of June 30, 1996 and the preceding four quarters: (dollar amounts in thousands)

                                              June 30,     March 31,    Dec. 31,     Sept. 30,     June 30,
                                                1996         1996         1995         1995          1995
Non-accrual loans:
   Commercial                                 $ 1,000      $   701      $   629      $   658      $   897
   Consumer                                       827          794          853        1,186        1,063
   Real Estate:
     Construction                               1,687        1,787        1,787          911          911
     Mortgage                                   5,015        5,054        4,708        4,441        7,003
                                              -------      -------      -------      -------      -------
          Total non-accrual loans               8,529        8,336        7,977        7,196        9,874
                                              -------      -------      -------      -------      -------

Restructured loans
   Commercial                                      22          144          161          173          140
   Consumer                                        59           60           60           69           70
   Real Estate:
     Construction
     Mortgage                                                   84          301          301           85
                                              -------      -------      -------      -------      -------
          Total restructured loans                 81          288          522          543          295
                                              -------      -------      -------      -------      -------

Total non-performing loans                      8,610        8,624        8,499        7,739       10,169
                                              -------      -------      -------      -------      -------

Other real estate                               7,721        8,241       10,561       10,120        8,591
                                              -------      -------      -------      -------      -------

Total non-performing assets                   $16,331      $16,865      $19,060      $17,859      $18,760
                                              -------      -------      -------      -------      -------

Loans past due 90 days or more
  and still accruing                              427          163          126           77           86
                                              -------      -------      -------      -------      -------

Total non-performing assets and
  loans past due 90 days or more              $16,758      $17,028      $19,186      $17,936      $18,846
                                              =======      =======      =======      =======      =======

Total non-performing loans as a
  percentage of total period-end
  loans                                          0.83%        0.92%        0.94%        0.89%        1.20%

Total non-performing assets as a
  percentage of total period-end assets          0.63%        0.68%        0.79%        0.74%        0.79%

Total non-performing assets and loans
  past due 90 days or more as a
  percentage of total period-end assets          0.64%        0.69%        0.79%        0.75%        0.80%

Allowance for loan losses as a
  percentage of total non-performing
  loans                                           159%         156%         157%         168%         129%

Allowance for loan losses as a percentage
  of total period-end loans                      1.33%        1.43%        1.47%        1.50%        1.54%

Total non-performing assets and loans
  past due 90 days or more as a
  percentage of stockholders' equity and
  allowance for loan losses                        10%          10%          11%          11%          12%

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data: (dollar amounts in thousands)

                                                                                        Year
                                                                Six Months Ended        Ended
                                                              06/30/96    06/30/95    12/31/95
Balance at beginning of period                                 $13,320     $12,036     $12,036
Provisions charged to operating expenses                         1,348       1,245       2,215
                                                               -------     -------     -------
                                                                14,668      13,281      14,251
Recoveries on loans charged-off:
  Commercial                                                        65          71         154
  Consumer                                                          51         112         144
  Real estate                                                       72         266         292
                                                               -------     -------     -------
Total recoveries                                                   188         449         590

Loans charged-off:
  Commercial                                                      (161)       (366)       (595)
  Consumer                                                        (317)       (207)       (580)
  Real estate                                                     (704)        (73)       (346)
                                                               -------     -------     -------
Total charged-off                                               (1,182)       (646)     (1,521)
                                                               -------     -------     -------
Net charge-offs                                                   (994)       (197)       (931)
                                                               -------     -------     -------

Balance at end of period                                       $13,674     $13,084     $13,320
                                                               =======     =======     =======



Net charge-offs as a percentage of
average loans outstanding                                         0.21%       0.05%       0.11%

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Securities Holders

          The Annual Meeting of the Registrant's Shareholders was held on June 18, 1996. The only item of business acted upon at the Annual Meeting was the election of nine directors for one year terms. The number of votes cast for and against as to each nominee for director was as follows:

    Name of
    Nominee                                    For                     Against

    Vernon W. Hill, II                      10,118,905                  92,033
    C. Edward Jordan, Jr.                   10,120,279                  90,689
    David Baird, IV                         10,128,224                  82,714
    Robert C. Beck                          10,014,851                 196,087
    Jack R Bershad                          10,007,443                 203,495
    Morton N. Kerr                          10,112,780                  98,158
    Steven M. Lewis                         10,129,155                  81,783
    Daniel J. Ragone                        10,121,224                  89,714
    Joseph T. Tarquini, Jr.                 10,129,410                  81,528

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibit 11 - Computation of Net Income Per Share

          No reports on Form 8-K were filed during the second quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COMMERCE BANCORP, INC.
                                              (Registrant)


August 14, 1996                         By: /s/ C. EDWARD JORDAN, JR.
  (Date)                                    -----------------------------------
                                            C. EDWARD JORDAN, JR.
                                          EXECUTIVE VICE PRESIDENT
                                          (PRINCIPAL FINANCIAL OFFICER)