Form 10-Q
period 1996-09-30
COMMERCE BANCORP INC /NJ/
filed 1996-11-14
CIK 715096

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1996

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

                           Yes  [X]                No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.




           Common Stock                              11,462,958
         (Title of Class)                   (No. of Shares Outstanding
                                                  as of 11/08/96)



Series C ESOP Cumulative Con-
   vertible Preferred Stock                            417,000
         (Title of Class)                     (No. of Shares Outstanding
                                                   as of 11/08/96)

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES




                                      INDEX



                                                                            Page


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets (unaudited)
               September 30, 1996 and December 31, 1995

          Consolidated Statements of Income (unaudited) Three months ended September 30, 1996 and September 30, 1995 and nine months ended September 30, 1996 and September
               30, 1995

          Consolidated Statements of Cash Flows (unaudited) Nine months ended September 30, 1996 and September 30, 1995

          Notes to Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operation

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

                     Commerce Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                    September 30,   December 31,
          (dollars in thousands)                                                        1996           1995
Assets
           Cash and due from banks                                                   $  123,972     $  147,465
           Federal funds sold                                                            12,850         29,550
                                                                                     ----------     ----------
             Cash and cash equivalents                                                  136,822        177,015
           Mortgages held for sale                                                        1,254          5,442
           Trading securities                                                             3,203          8,843
           Securities available for sale                                                765,893        520,314
           Securities held to maturity:
             U.S. Government agency mortgage-backed obligations                         596,154        653,412
             Obligations of state and political subdivisions                             13,084         12,289
             Other securities                                                            17,135         17,001
                                                                                     ----------     ----------
              Total securities held to maturity
               (market value 1996-$597,736; 1995-$671,539)                              626,373        682,702
           Loans                                                                      1,059,380        907,515
             Less allowance for loan losses                                              14,190         13,320
                                                                                     ----------     ----------
                                                                                      1,045,190        894,195
           Bank premises and equipment, net                                              83,796         74,289
           Other assets                                                                  50,191         53,094
                                                                                     ----------     ----------
                                                                                     $2,712,722     $2,415,894
                                                                                     ==========     ==========

Liabilities
           Deposits:
             Demand:
               Interest-bearing                                                      $  729,686     $  657,568
               Noninterest-bearing                                                      493,294        439,609
             Savings                                                                    528,563        485,522
             Time                                                                       733,550        642,399
                                                                                     ----------     ----------
               Total deposits                                                         2,485,093      2,225,098

           Other borrowed money                                                          25,000
           Other liabilities                                                              5,985          1,417
           Obligation to Employee Stock Ownership Plan (ESOP)                             3,590          4,359
           Long-term debt                                                                23,000         23,000
                                                                                     ----------     ----------
                                                                                      2,542,668      2,253,874

Stockholders'                                                                            18,007         16,880
Equity
          Common stock, 11,524,964 shares issued (11,337,719 shares in 1995)
          Series C preferred stock, 417,000 shares authorized, issued and outstanding (liquidating preference: $18.00 per share totaling
             $7,506)                                                                      7,506          7,506
           Capital in excess of par or stated value                                     126,251        112,894
           Retained earnings                                                             23,504         30,723
                                                                                     ----------     ----------
                                                                                        175,268        168,003
           Less commitment to ESOP                                                        3,590          4,359
           Less treasury stock, at cost, 100,159 common shares
             in 1996 (100,159 in 1995)                                                    1,624          1,624
                                                                                     ----------     ----------
             Total stockholders' equity                                                 170,054        162,020
                                                                                     ----------     ----------

                                                                                     $2,712,722     $2,415,894
                                                                                     ==========     ==========

                     Commerce Bancorp, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)

                                                                   Three Months Ended         Nine Months Ended
                                                                      September 30,             September 30,
      (dollars in thousands, except per share amounts)             1996         1995         1996          1995
Interest income
      Interest and fees on loans                                 $ 23,580     $ 20,552     $ 67,063     $ 58,901
      Interest on investments                                      21,583       19,986       61,786       61,851
      Other interest                                                  620        1,036        2,215        2,833
                                                                 --------     --------     --------     --------
         Total interest income                                     45,783       41,574      131,064      123,585
                                                                 --------     --------     --------     --------
Interest expense
      Interest on deposits:
         Demand                                                     4,632        4,438       13,031       11,724
         Savings                                                    3,098        2,874        8,617        8,355
         Time                                                       9,343        9,564       27,415       25,101
                                                                 --------     --------     --------     --------
           Total interest on deposits                              17,073       16,876       49,063       45,180
      Interest on other borrowed money                                479          220        1,122        6,379
      Interest on long-term debt                                      507          507        1,519        1,519
                                                                 --------     --------     --------     --------
           Total interest expense                                  18,059       17,603       51,704       53,078
                                                                 --------     --------     --------     --------

      Net interest income                                          27,724       23,971       79,360       70,507
      Provision for loan losses                                       825          388        2,173        1,633
                                                                 --------     --------     --------     --------
      Net interest income after provision for loan losses          26,899       23,583       77,187       68,874

Noninterest income
      Deposit charges and service fees                              5,193        4,249       14,869       11,711
      Other operating income                                        1,813        1,126        4,746        3,054
      Net investment securities gains                                   0           88          517          106
                                                                 --------     --------     --------     --------
           Total noninterest income                                 7,006        5,463       20,132       14,871
                                                                 --------     --------     --------     --------

Noninterest expense
      Salaries                                                      8,349        6,870       23,339       19,469
      Benefits                                                      2,155        1,517        5,888        5,165
      Occupancy                                                     2,636        2,285        7,815        6,222
      Furniture and equipment                                       3,300        2,441        9,241        6,996
      Office                                                        2,326        1,916        6,812        5,259
      Audit and regulatory fees and assessments                     1,753          275        2,563        2,756
      Marketing                                                       967          715        2,985        2,041
      Other real estate (net)                                         400          516        1,300        1,807
      Other                                                         2,682        2,657        8,004        6,767
                                                                 --------     --------     --------     --------
           Total noninterest expenses                              24,568       19,192       67,947       56,482
                                                                 --------     --------     --------     --------

      Income before income taxes                                    9,337        9,854       29,372       27,263
      Provision for federal and state income taxes                  3,329        3,577       10,507        9,927
                                                                 --------     --------     --------     --------
      Net income                                                    6,008        6,277       18,865       17,336

      Dividends on preferred stocks                                   141          141          422          422
                                                                 ========     ========     ========     ========
      Net income applicable to common stock                      $  5,867     $  6,136     $ 18,443     $ 16,914
                                                                 ========     ========     ========     ========

      Net income per common and common equivalent share:
         Primary                                                 $   0.49     $   0.52     $   1.56     $   1.51
                                                                 --------     --------     --------     --------
         Fully diluted                                           $   0.47     $   0.51     $   1.51     $   1.46
                                                                 --------     --------     --------     --------
      Average common and common equivalent shares
        outstanding:
         Primary                                                   11,877       11,566       11,777       11,147
                                                                 --------     --------     --------     --------
         Fully diluted                                             12,521       12,210       12,476       11,897
                                                                 --------     --------     --------     --------
      Cash dividends declared, common stock                      $   0.18     $   0.15     $   0.52     $   0.46
                                                                 ========     ========     ========     ========

                     Commerce Bancorp, Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                          Nine Months Ended September 30,
       (dollars in thousands)                                                                  1996           1995
Operating
activities
       Net income                                                                           $  18,865      $  17,336
       Adjustments to reconcile net income to net cash
          provided by operating activities:
             Provision for loan losses                                                          2,173          1,633
             Provision for depreciation, amortization and accretion                            11,838          9,779
             Gains on sales of securities available for sale                                     (517)           (88)
             Proceeds from sales of mortgages held for sale                                    19,200          9,887
             Originations of mortgages held for sale                                          (15,012)       (15,257)
             Net loan (chargeoffs)                                                             (1,303)          (664)
             Net decrease (increase) in trading securities                                      5,640         (1,735)
             Decrease (increase) in other assets                                                7,178         (1,707)
             Increase (decrease) in other liabilities                                           4,568           (961)
                                                                                            ---------      ---------
                                              Net cash provided by operating activities        52,630         18,223

Investing
activities
       Proceeds from the sales of securities available for sale                                40,561            128
       Proceeds from the maturity of securities available for sale                             19,609         12,943
       Proceeds from the maturity of securities held to maturity                               67,569         63,624
       Purchase of securities available for sale                                             (320,195)       (48,126)
       Purchase of securities held to maturity                                                (13,364)       (11,452)
       Net increase in loans                                                                 (159,218)       (73,257)
       Proceeds from sales of loans                                                             7,353          5,326
       Purchases of premises and equipment                                                    (17,107)       (15,119)
                                                                                            ---------      ---------
                                              Net cash (used) by investing activities        (374,792)       (65,933)

Financing
activities
       Net increase in demand and savings deposits                                            168,844        137,442
       Net increase in time deposits                                                           91,151        244,215
       Net increase (decrease) in other borrowed money                                         25,000       (312,895)
       Issuance of common stock                                                                               25,774
       Dividends paid                                                                          (6,290)        (5,240)
       Proceeds from issuance of common stock under
            dividend reinvestment and other stock plans                                         3,116          2,112
       Purchase of treasury stock                                                                               (352)
       Other                                                                                      148            147
                                                                                            ---------      ---------
                                              Net cash provided by financing activities       281,969         91,203

       (Decrease) increase in cash and cash equivalents                                       (40,193)        43,493
       Cash and cash equivalents at beginning of year                                         177,015        129,447
                                                                                            ---------      ---------
       Cash and cash equivalents at end of period                                           $ 136,822      $ 172,940
                                                                                            ---------      ---------

       Supplemental disclosures of cash flow information:
         Cash paid during the period for:
           Interest                                                                         $  52,042      $  53,398
           Income taxes                                                                         9,551          9,608
                                                                                            ---------      ---------

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


A.       Consolidated Financial Statements

                  The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report for the period ended December 31, 1995. The results for the three months ended September 30, 1996 and for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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

C.       Employee Stock Ownership Plan (ESOP) Debt Guarantee

                  The Company has guaranteed a debt obligation of its Employee Stock Ownership Plan ("ESOP") which originated at $7,500,000 and has been reduced to $3,590,000 through principal reductions. Accordingly, the loan amount is reflected in the Company's consolidated balance sheet as a liability and an equal amount, representing deferred employee benefits, has been recorded as a deduction from stockholders' equity. The ESOP obtained the loan in 1990 to acquire a new class of Company Cumulative Convertible Preferred Stock (Series C) at a price of $18.00 per share. The loan was refinanced in 1994, and is payable in quarterly installments with the final payment due January 28, 2000. The loan bears interest at a variable rate, although the rate can be fixed at future repricing dates in accordance with the loan agreement. As the Company makes annual contributions to the ESOP, these contributions, plus dividends from the Company's Series C Preferred Stock held by the ESOP, will be used to repay the loan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         Capital Resources

                  At September 30, 1996, stockholders' equity totaled $170.1 million or 6.27% of total assets, compared to $162.0 million or 6.71% of total assets at December 31, 1995.

                  The table below presents a comparison of the Company's and each of its three bank subsidiaries risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated.

                                                                                                       Capital
                                                                                                       Excess
                                                                                      Minimum           as of
                                              September 30,       September 30,     Regulatory       September 30,
                                                  1996                1995         Requirements          1996
                                                                                                    (in thousands)
         Company
                Risk based capital ratios:
                  Tier 1                          12.73%             12.84%          4.00%            $118,290
                  Total capital                   15.47              15.92           8.00              101,260
                Leverage ratio                     6.50               6.37           3.00-5.00          92,860 (1)

         Commerce NJ
                Risk based capital ratios:
                  Tier 1                          13.82%             14.78%          4.00%            $102,070
                  Total capital                   14.93              15.92           8.00               72,030
                Leverage ratio                     7.08               7.21           3.00-5.00          82,820 (1)

         Commerce PA
                Risk based capital ratios:
                  Tier 1                          13.50%             11.77%          4.00%           $  15,150
                  Total capital                   14.32              12.69           8.00               10,080
                Leverage ratio                     6.63               6.10           3.00-5.00          11,790 (1)

         Commerce Shore
                Risk based capital ratios:
                  Tier 1                          14.12%             13.56%          4.00%             $15,480
                  Total capital                   14.99              14.60           8.00               10,700
                Leverage ratio                     6.55               6.18           3.00-5.00          11,710 (1)

         (1) Based on a minimum regulatory requirement of 3.00%

                At September 30, 1996, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%.

         Deposits

                  Total deposits at September 30, 1996 were $2.49 billion, up $268.9 million, or 12% over total deposits of $2.22 billion at September 30, 1995, and up by $260.0 million, or 12% from year-end 1995. Deposit growth during the first nine months of 1996 was largely from core deposits, primarily demand and savings accounts. In addition, the Company experienced "same-store core deposit growth" of 10.9% at September 30, 1996 as compared to deposits a year ago for those branches open for more than one year.

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

                  The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate 200 basis point change during the next year, with rates remaining constant in the second year. The Company's Asset/Liability Committee (ALCO) policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 15% of net income in the flat rate scenario in the first year and within 30% over the two year time frame. At September 30, 1996, the Company's income simulation model indicates an acceptable level of interest rate risk.

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

                  Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point increase in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point increase would result in the loss of 70% or more of the excess of market value over book value in the current rate scenario. At September 30, 1996, the market value of equity model indicates an acceptable level of interest rate risk.

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

         Short-Term Borrowings

                  Short-term borrowings, or other borrowed money, consist of securities sold under agreement to repurchase. During the first nine months of 1996, these borrowings were used as an additional source of funding for the investment portfolio and to fund loan growth. At September 30, 1996, short-term borrowings aggregated $25.0 million and had an average rate of 5.38%.

         Interest Earning Assets

                  For the nine month period ended September 30, 1996, interest earning assets increased $314.6 million from $2.15 billion to $2.47 billion. This increase was primarily in investment securities and the loan portfolio as described below.

         Loans

                  During the first nine months of 1996, loans increased $151.9 million from $907.5 million to $1.06 billion. At September 30, 1996, loans represented 43% of total deposits and 39% of total assets.

                  The increase in the loan portfolio was due primarily to loans secured by 1-4 family residential properties (including home equity loans) and loans secured by commercial real estate properties.

         Investments

                In total, for the first nine months of 1996, securities increased $183.6 million from $1.21 billion to $1.40 billion. Deposit growth and other funding sources were used to increase the Company's available for sale portfolio, which rose $245.6 million to $765.9 million from $520.3 million at year-end 1995. Securities held to maturity decreased from $682.7 million to $626.4 million reflecting payments on the existing portfolio. At September 30, 1996, the average life of the investment portfolio was approximately 6.2 years, and the duration was approximately 4.4 years.

                Short-term investments (Federal funds sold) decreased $16.7 million from $29.6 million at year-end 1995 to $12.9 million at September 30, 1996. At September 30, 1996, total securities and Federal funds sold aggregated $1.41 billion and represented 52% of total assets.

         Net Income

                After the imposition of an historic one-time special assessment of approximately $1.3 million in connection with recently enacted legislation to recapitalize the Savings Association Insurance Fund
         (SAIF), net income for the third quarter of 1996 was $6.0 million as compared to $6.3 million recorded for the third quarter of 1995. Net income for the first nine months of 1996 was $18.9 million, an increase of $1.5 million over the $17.3 million recorded in the first nine months of 1995. The decrease in net income in the third quarter of 1996 as compared to the third quarter of 1995 was due to increased overhead expenses ( including the SAIF assessment) and higher loan loss provisions, which offset increases in net interest income and noninterest income. The increase in net income for the first nine months of 1996 as compared to the first nine months of 1995 was due to increases in net interest income and noninterest income, which offset slightly higher loan loss provisions and increased overhead expenses ( including the SAIF assessment). On a per share basis, fully diluted net income for the third quarter of 1996 and for the first nine months of 1996 was $.47 and $1.51 per common share compared to $.51 and $1.46 per common share for the respective 1995 periods.

                Excluding the SAIF assessment, net income for the third quarter and the first nine months of 1996 was $6.8 million and $19.7 million as compared to $6.3 and $17.3 million for the respective 1995 periods. On a per share basis, fully diluted net income excluding the SAIF assessment for the third quarter of 1996 and the first nine months of 1996 was $.55 and $1.58 per common share compared to $.51 and $1.46 per common share for the respective 1995 periods.

                After the SAIF assessment, return on average assets (ROA) and return on average equity (ROE) for the third quarter of 1996 were .91% and 14.70%, respectively, compared to 1.06% and 16.60%, respectively, for the same 1995 period. ROA and ROE for the first nine months of 1996 were .99% and 15.55%, respectively, compared to .99% and 16.40% a year ago.

         Net Interest Income

                  Net interest income totaled $27.7 million for the third quarter of 1996, an increase of $3.8 million or 16% from $24.0 million in the third quarter of 1995. Net interest income for the first nine months of 1996 totaled $79.4 million, up $8.9 million or 13% from the first nine months of 1995. The improvement in net interest income for both reporting periods was due primarily to volume increases in the loan portfolio.

         Noninterest Income

                Noninterest income totaled $7.0 million for the third quarter of 1996, an increase of $1.5 million or 28% from $5.5 million in the third quarter of 1995. The increase was due primarily to increased deposit charges and service fees, which rose $944 thousand over the prior year. For the first nine months of 1996, noninterest income totaled $20.1 million, an increase of $5.3 million or 35% from $14.9 million in the first nine months of 1995. The increase was due primarily to increased deposit charges and service fees, which rose $3.2 million over the prior year, and net investment securities gains which increased $411 thousand over 1995.

         Noninterest Expense

                  For the third quarter of 1996, noninterest expense totaled $24.6 million, an increase of $5.4 million or 28% over the same period in 1995. The one-time special SAIF assessment of $1.3 million caused audit and regulatory fees and assessments to increase significantly over the prior year. Also contributing to the rise in noninterest expenses was the increase in the number of branches from 47 at September 30, 1995 to 56 at September 30, 1996. As a result of the addition of these offices, staff, facilities, marketing, and related expenses rose accordingly.

                  For the first nine months of 1996, noninterest expense totaled $67.9 million, an increase of $11.5 million, or 20%, over $56.5 million in the first nine months of 1995. Contributing to this increase was the SAIF assessment and new branch activity as noted above.

                  One  key  measure  used to  monitor  progress  in  controlling overhead expenses is the ratio of noninterest expenses to average assets. For the first nine months of 1996, this ratio equaled 3.56% versus 3.22% for the comparable 1995 period. The operating efficiency ratio (noninterest expenses, less other real estate expenses, divided by net interest income plus noninterest income excluding non-recurring gains) was 67.34% for the first nine months of 1996 as compared to 64.12% for the same 1995 period.

         Loan and Asset Quality

                  Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at September 30, 1996 were $17.0 million, or .63% of total assets compared to $19.1 million or .79% of total assets at December 31, 1995 and $17.9 million or .74% of total assets at September 30, 1995.

                  Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at September 30, 1996 were $9.5 million or .90% of total loans compared to $8.5 million or .94% of total loans at December 31, 1995 and $7.7 million or .89% of total loans at September 30, 1995. At September 30, 1996, loans past due 90 days or more and still accruing interest amounted to $142 thousand compared to $126 thousand at December 31, 1995 and $77 thousand at September 30, 1995. Additional loans considered as potential problem loans by the Company's internal loan review department ($12.1 million at September 30, 1996, $7.2 million at December 31, 1995 and $7.6 million at September 30, 1995) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

                  Other real estate (ORE) at September 30, 1996 totaled $7.4 million compared to $10.6 million at December 31, 1995 and $10.1 million at September 30, 1995. These properties have been written down to the lower of cost or fair value less disposition costs.

                  On pages 11 and 12 are tabular presentation showing detailed information about the Company's non-performing loans and assets and an analysis of the Company's allowance for loan losses and other related data for September 30, 1996, December 31, 1995, and September 30, 1995.

         Pending Acquisitions

                  On July 31, 1996, the Company reached agreements in principle to acquire two insurance brokerage firms: Keystone National Companies, Inc., Cherry Hill, NJ and Buckelew & Associates, Toms River, NJ. On October 2, 1996, the Company reached an agreement in principle to acquire a third insurance brokerage firm: Chesley & Cline, Inc., Mt. Holly, New Jersey. The acquisitions will be completed by the issuance of common stock of the Company totaling approximately 750,000 shares. The acquisitions are intended to be tax-free reorganizations under appropriate provisions of the United States Internal Revenue Code and will be accounted for by the Company under the pooling-of-interests method. Subject to required governmental approvals, the first two acquisitions are expected to close on or about November 15, 1996 and the third acquisition is expected to close on or about December 1, 1996. The effect of these acquisitions on the Company's total consolidated assets, stockholders' equity, and net income is not expected to be material.

                  On October 15, 1996, the Company entered into an agreement and Plan of Reorganization and related Agreement and Plan of Merger (collectively the "Merger Agreement") to acquire Independence Bancorp, Inc. ("IBI"), the holding company for Independence Bank of New Jersey, a $375 million, 8-branch bank headquartered in Ramsey, New Jersey. The acquisition is structured as a tax-free merger to be accounted for as a pooling-of-interests. Under the Merger Agreement, the shareholders of IBI will receive .935 shares of the Company's common stock for each of the outstanding shares of the common stock of IBI, resulting in the issuance of approximately 2,522,000 shares of the Company's common stock. Also, in connection with the Merger Agreement, IBI granted the Company an option to acquire up to 19.9% of IBI's authorized but unissued shares of common stock at a price of $21.00 per share, subject to certain adjustments and certain circumstances. Consummation of the acquisition is subject to certain customary conditions, including shareholder and bank regulatory approvals, and, subject to those approvals, is expected to close in the first quarter of 1997.

        The following summary presents information regarding non-performing loans and assets as of September 30, 1996 and the preceding four quarters: (dollar amounts in thousands)

                                              September 30,      June 30,       March 31,       Dec. 31,       Sept. 30,
                                                   1996            1996           1996            1995            1995
Non-accrual loans:
  Commercial                                     $ 1,066         $ 1,000         $   701         $   629         $   658
  Consumer                                           979             827             794             853           1,186
  Real Estate:
    Construction                                   2,196           1,687           1,787           1,787             911
    Mortgage                                       4,744           5,015           5,054           4,708           4,441
                                                 -------         -------         -------         -------         -------
      Total non-accrual loans                      8,985           8,529           8,336           7,977           7,196
                                                 -------         -------         -------         -------         -------

Restructured loans
  Commercial                                          21              22             144             161             173
  Consumer                                            29              59              60              60              69
  Real Estate:
    Construction
    Mortgage                                         500                              84             301             301
                                                 -------         -------         -------         -------         -------
      Total restructured loans                       550              81             288             522             543
                                                 -------         -------         -------         -------         -------

  Total non-performing loans                       9,535           8,610           8,624           8,499           7,739
                                                 -------         -------         -------         -------         -------

Other real estate                                  7,422           7,721           8,241          10,561          10,120
                                                 -------         -------         -------         -------         -------

Total non-performing assets                       16,957          16,331          16,865          19,060          17,859
                                                 -------         -------         -------         -------         -------

Loans past due 90 days or more
  and still accruing                                 142             427             163             126              77
                                                 -------         -------         -------         -------         -------

Total non-performing assets and
  loans past due 90 days or more                 $17,099         $16,758         $17,028         $19,186         $17,936
                                                 =======         =======         =======         =======         =======

Total non-performing loans as a
  percentage of total period-end
  loans                                             0.90%           0.83%           0.92%           0.94%           0.89%

Total non-performing assets as a
  percentage of total period-end assets             0.63%           0.63%           0.68%           0.79%           0.74%

Total non-performing assets and loans
  past due 90 days or more as a
  percentage of total period-end assets             0.63%           0.64%           0.69%           0.79%           0.75%

Allowance for loan losses as a
  percentage of total non-performing
  loans                                              149%            159%            156%            157%            168%

Allowance for loan losses as a percentage
  of total period-end loans                         1.34%           1.33%           1.43%           1.47%           1.50%

Total non-performing assets and loans
  past due 90 days or more as a
  percentage of stockholders' equity and
  allowance for loan losses                            9%             10%             10%             11%             11%

        The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data: (dollar amounts in thousands)

                                                                          Year
                                             Nine Months Ended           Ended
                                          09/30/96       09/30/95      12/31/95
Balance at beginning of period              $13,320        $12,036      $12,036
Provisions charged to operating expenses      2,173          1,633        2,215
                                            -------        -------      -------
                                             15,493         13,669       14,251
Recoveries on loans charged-off:
  Commercial                                    167             94          154
  Consumer                                      120            120          144
  Real estate                                    80            288          292
                                            -------        -------      -------
Total recoveries                                367            502          590

Loans charged-off:
  Commercial                                   (349)          (526)        (595)
  Consumer                                     (488)          (326)        (580)
  Real estate                                  (833)          (314)        (346)
                                            -------        -------      -------
Total charged-off                            (1,670)        (1,166)      (1,521)
                                            -------        -------      -------
Net charge-offs                              (1,303)          (664)        (931)
                                            -------        -------      -------

Balance at end of period                    $14,190        $13,005      $13,320
                                            =======        =======      =======


Net charge-offs as a percentage of
average loans outstanding                      0.18%          0.11%        0.11%

                           PART II. OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibit 11 - Computation of Net Income Per Share

                No reports on Form 8-K were filed during the third quarter ended September 30, 1996. A report on Form 8-K related to the acquisition of Independence Bancorp, Inc. was filed on October 22, 1996.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               COMMERCE BANCORP, INC.
                                                   (Registrant)





                                                  /s/ C. EDWARD JORDAN, JR.
November 14, 1996                              -------------------------------
  (Date)                                            C. EDWARD JORDAN, JR.
                                                  EXECUTIVE VICE PRESIDENT
                                                 (PRINCIPAL FINANCIAL OFFICER)