Form 10-K405
period 1996-12-31
COMMERCE BANCORP INC /NJ/
filed 1997-03-28
CIK 715096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from __________________ to __________________.
                            Commission File #0-12874

                             COMMERCE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                  New Jersey                           22-2433468
(State of other jurisdiction of incorporation       (I.R.S. Employee
               or organization)                   Identification Number)
               Commerce Atrium
             1701 Route 70 East                         08034-5400
          Cherry Hill, New Jersey                       (Zip Code)
(Address of principal executive offices)

        Registrant's telephone number, including area code: 609-751-9000

        Securities registered pursuant to Section 12(b) of the Act:

         Common Stock                        New York Stock Exchange
        Title of Class             Name of Each Exchange on Which Registered

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant is $426,539,000.(1)

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock $1.5625 Par Value                          15,584,842
        Title of Class                  No. of Shares Outstanding as of 3/7/97

Series C ESOP Cumulative Convertible                     417,000
          Preferred Stock               No. of Shares Outstanding as of 3/7/97
          Title of Class

DOCUMENTS INCORPORATED BY REFERENCE

     Parts II and IV incorporate certain information by reference from the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 (the "Annual Report"). Part III incorporates certain information by reference from the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders.

     (1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Registrant's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, and shareholders owning in excess of 10% of the Registrant's Common Stock multiplied by the last sale price for the Registrant's Common Stock on March 7, 1997. The information provided shall in no way be construed as an admission that the officer, director, or 10% shareholder in the Registrant may be deemed an affiliate of the Registrant or that he is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the recordkeeping purpose of the Securities and Exchange Commission.

                             COMMERCE BANCORP, INC.
                        FORM 10-K CROSS-REFERENCE INDEX

     The preceding Annual Report and Form 10-K incorporates into a single document the requirements of the accounting profession and the Securities and Exchange Commission. There has been no action by the Commission, however, to approve or disapprove or pass upon the accuracy or adequacy of the Annual Report and Form 10-K.
                                                                            Page

Part I
Item 1.   Business ..........................................................56
Item 2.   Properties ........................................................56
Item 3.   Legal Proceedings .................................................60
Item 4.   Submission of Matters to a Vote of Security Holders
          (This item is omitted since no matters were submitted for security vote during the fourth quarter of 1996.)

Part II
Item 5.   Market for the Registrant's Common Stock and
          Related Stockholders Matters ......................................28
Item 6.   Selected Financial Data ............................................1
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ...............................17
Item 8.   Financial Statements and Supplementary Financial Data .............30
Item 9.   Disagreements on Accounting and Financial Disclosure
          (This item is omitted since it is not applicable)

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

Part IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K ................................................54
          (a) (3) - Exhibits:
          2.1       Agreement and Plan of Reorganization, dated October
                    15, 1996 by and between Commerce Bancorp, Inc. and
                    Independence Bancorp, Inc. The Schedules to this
                    agreement are not filed as an exhibit hereto pursuant
                    to Regulation S-K, Item 601 (b) (2); however, the
                    Registrant will furnish a copy of these Schedules to
                    the Commision upon its request. (K)
          2.2       Agreement and Plan of Merger, dated October 15, 1996 by
                    and between Commerce Bancorp, Inc., and Independence
                    Bancorp, Inc. (K)
          3.1       Restated Certificate of Incorporation of the Company,
                    as amended. (I)
          3.2       Certificate of Amendment to the Restated Certificate
                    of Incorporation of the Company, setting forth the
                    preferences, limitations and relative rights of the
                    Company's Series C ESOP Cumulative Convertible
                    Preferred Stock. (I)
          3.3       By-laws of the Company, as amended. (L)
          4.1       Form of Trust Indenture, dated July 15, 1993, between
                    the Company and United Jersey Bank, with respect to the
                    Company's $23,000,000 8 3/8% Subordinated Notes due
                    July 15, 2003. (I)
          10.1      Ground lease, dated July 1, 1984, between Commerce NJ
                    and Group Four Equities, relating to the branch office
                    in Gloucester Township, New Jersey. (A)
          10.2      Ground lease, dated April 15, 1986, between Commerce
                    NJ and Mount Holly Equities, relating to Commerce NJ's
                    branch office in Mt. Holly, New Jersey. (C)
         *10.3      The Company's 1984 Incentive Stock Option Plan. (A)
         *10.4      The Company's Employee Stock Ownership Plan. (F)
          10.5      Lease, dated March 29, 1985, between Commerce PA and
                    Devon Properties (Ltd.), and lease dated September 4,
                    1985, between Commerce PA and Devon Properties (Ltd.),
                    relating to Commerce PA's branch office in Devon,
                    Pennsylvania. (B)
          10.6      Assignment of Lease and Assumption Agreement dated
                    November 30, 1987, between the Company and Commerce PA,
                    relating to Commerce PA's branch office in Devon,
                    Pennsylvania. (C)
          10.7      Lease between the Company and Astoria Associates,
                    relating to the Company's and Commerce NJ's
                    headquarters facilities. (B)
          10.8      Ground lease, dated April 15, 1986, between Commerce NJ
                    and U.S. Equities, relating to one of Commerce NJ's
                    branch offices in Washington Township, New Jersey. (D)
          10.9      Ground lease, dated February 1, 1988, between Commerce
                    NJ and Diversified Properties of New Jersey, relating
                    to one of Commerce NJ's branch offices in Washington
                    Township, New Jersey. (D)
          10.10     Ground lease, dated February 15, 1988, between Commerce
                    NJ and Diversified Properties of New Jersey, relating
                    to one of Commerce NJ's branch offices in Cherry Hill,
                    New Jersey. (D)
          *10.11    The Company's 1989 Stock Option Plan for Non-Employee
                    Directors. (E)
          *10.12    A copy of employment contracts with Vernon W. Hill, II,
                    C. Edward Jordan, Jr., and Peter Musumeci, Jr., dated
                    January 2, 1992. (G)
          *10.13    A copy of the Retirement Plan for Outside Directors of
                    Commerce Bancorp, Inc. (H)
          *10.14    The Company's 1994 Employee Stock Option Plan. (J)
          10.15     Term Loan Agreement between Commerce Bancorp, Inc.
                    Employee Stock Ownership Trust and Mellon Bank, N.A.
                    dated as of November 29, 1994. (J)
          11.1      Computation of Net Income Per Share.
          13.1      The Registrant's Annual Report to Shareholders for its
                    fiscal year ended December 31, 1996.
          21.1      Subsidiaries of the Company (incorporated by reference
                    from PART I, Item 1. "BUSINESS" of this Report on Form
                    10-K.)
          23.1      Consent of Ernst & Young LLP.
          27.1      The Registrant's Financial Data Schedule.
          ______________________
          (A)       Incorporated by reference from the Company's
                    Registration Statement on Form S-1, and Amendments Nos.
                    1 and 2 thereto (Registration No. 2-94189).
          (B)       Incorporated by reference from the Company's
                    Registration Statement on Form S-2 (Registration No
                    33-12603).
          (C)       Incorporated by reference from the Company's Annual
                    Report on Form 10-K for the fiscal year ended December
                    31, 1987.
          (D)       Incorporated by reference from the Company's Annual
                    Report on Form 10-K for the fiscal year ended December
                    31, 1988.
          (E)       Incorporated by reference from the Company's
                    Registration Statement on Form S-2, and Amendments Nos.
                    1 and 2 thereto (Registration No. 33-31042).
          (F)       Incorporated by reference from the Company's Annual
                    Report on Form 10-K for the fiscal year ended December
                    31, 1989.
          (G)       Incorporated by reference from the Company's Annual
                    Report on Form 10-K for the fiscal year ended December
                    31, 1991.
          (H)       Incorporated by reference from the Company's Annual
                    Report on Form 10-K for the fiscal year ended December
                    31, 1992.
          (I)       Incorporated by reference from the Company's
                    Registration Statement on Form S-2 and Amendments Nos.
                    1 and 2 thereto (Registration No. 33-62702).
          (J)       Incorporated by reference from the Company's Annual
                    Report on Form 10-K for the fiscal year ended December
                    31, 1994.
          (K)       Incorporated by reference from the Company's Current
                    Report on Form 8-K dated October 21, 1996 (Exhibits 3 and 4).
          (L)       Incorporated by reference from the Company's
                    Registration Statement on Form S-4 (Registration No.
                    333-10771).
                    * Management contract or compensation plan or arrangement.
          (b) A Current Report on Form 8-K related to the proposed acquisition of Independence Bancorp, Inc. was filed on October 22, 1996.
          (c)(d) Exhibits and Financial Statement Schedules - All other exhibits and schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

Item 15.  Signatures ........................................................62

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

     Effective January 21, 1997, the Company acquired Independence Bancorp, Inc., a bank holding company headquarted in Bergen County, New Jersey. Independence Bancorp, Inc.'s wholly-owned state-chartered bank subsidiary, Independence Bank of New Jersey, was subsequently renamed Commerce Bank/North. At the time of acquisition, Independence Bank of New Jersey had eight branches in Bergen and Passaic Counties, New Jersey, and had approximately $377 million in assets.

     On November 15, 1996, two insurance brokerage agencies, Keystone National Companies, Inc., Cherry Hill, New Jersey, and Morales, Potter & Buckelew, Inc., t/a Buckelew & Associates, Toms River, New Jersey, were acquired by the Company and thereafter merged to form Commerce National Insurance Services, Inc. ("Commerce Insurance"). Commerce Insurance is currently a wholly-owned subsidiary of Commerce Bank/North.

     Effective December 1, 1996, a third insurance brokerage agency, Chesley & Cline, Inc., Mt. Holly, New Jersey was merged with and into Commerce Insurance. Effective January 1, 1997, a fourth insurance brokerage agency, Colkate, Inc., t/a The Morrissey Agency, Mt. Laurel, New Jersey, was merged with and into Commerce Insurance.

     Except as otherwise indicated, all references herein to the Company include Commerce NJ, Commerce PA, Commerce Shore, and Commerce Insurance.

     The Company's principal executive offices are located at Commerce Atrium, 1701 Route 70 East, Cherry Hill, New Jersey 08034-5400, and its telephone number is (609) 751-9000.

     The total number of full-time equivalent persons employed by the Company was 1,681 as of December 31, 1996. The Company believes that its relationship with its employees is good.

Commerce NJ

     Commerce NJ provides retail and commercial banking services through 37 retail branch offices in Camden, Burlington, Gloucester, Atlantic, and Cape May Counties in Southern New Jersey. It currently has six offices in Cherry Hill, three offices in Washington Township, two offices each in Marlton, Medford and Moorestown, and one office each in Absecon, Atco, Bellmawr, Berlin, Brigantine, Cinnaminson, Glassboro, Gloucester Township, Haddonfield, Hammonton, Marmora, Mt. Holly, Mullica Hill, Northfield, Ocean City, Sicklerville, Somers Point, Stratford, Voorhees, West Deptford, Williamstown, and Woodbury.

     Commerce NJ's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). Commerce Capital, a division of Commerce NJ, provides municipal bond underwriting, investment banking, and personal investment services. Commerce NJ acquired the former Cypress Securities, Inc. in March of 1995. Vernon W. Hill, II, the Chairman, President and Chief Executive Officer of the Company, was the principal shareholder of Cypress Securities, Inc.

     As of December 31, 1996, Commerce NJ had total assets of $2.123 billion, total deposits of $1.910 billion and total stockholders' equity of $143.3 million.

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

Commercial Banking Activities

     Commerce NJ offers a broad range of commercial banking services, including free checking accounts (subject to minimum balance), night depository facilities, money market accounts, certificates of deposit, short-term loans for seasonal or working capital purposes, term loans for fixed assets and expansion purposes, revolving credit plans and other commercial loans to fit the needs of its customers. Commerce NJ also finances the construction of business properties and makes real estate mortgage loans on completed buildings. Where the needs of a customer exceed Commerce NJ's legal lending limit for any one customer (approximately $23.7 million as of December 31, 1996), Commerce NJ may participate with other banks, including Commerce PA, Commerce Shore, and Commerce Bank/North, in making a loan.

Commerce PA

     In 1987, the Company acquired all of the issued and outstanding shares of capital stock of Commerce PA. As a result of this transaction, Commerce PA became a wholly-owned subsidiary of the Company.

     Commerce PA was organized as a national bank on December 28, 1983 and commenced operations on June 29, 1984. As of December 31, 1996, Commerce PA had total assets of $365.3 million, total deposits of $340.9 million and total stockholders' equity of $21.5 million.

     Commerce PA provides retail and commercial banking services through 14 retail branch offices in Philadelphia, Chester, Delaware and Montgomery Counties in Southeastern Pennsylvania. It currently has one office in Center City Philadelphia, one in West Philadelphia, one in South Philadelphia, and one office each in the Philadelphia suburbs of Chichester, Collegeville, Devon, Haverford, Lawrence Park, Media, Newtown Square, Springfield, Trooper, Wayne and Whitpain. Commerce PA's deposits are insured by the FDIC.

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

     Commerce Shore was organized as a state-chartered bank on December 8, 1972 and commenced operations on January 29, 1973. In 1989, Commerce Shore converted to a national charter. As of December 31, 1996, Commerce Shore had total assets of $389.6 million, total deposits of $331.3 million and total stockholders' equity of $21.8 million.

     Commerce Shore provides retail and commercial banking services through eight retail branch offices in Ocean County, New Jersey. It currently has two offices each in Forked River and Toms River, and one office each in Barnegat, Bayville, Long Beach Island, and Manahawkin. Commerce Shore's deposits are insured by the FDIC.

     Commerce Shore generally provides the same retail and commercial banking services and products as Commerce NJ and Commerce PA. Commerce Shore does not offer trust services.

Commerce Insurance

     Commerce Insurance operates as a regional insurance brokerage firm concentrating on commercial property, casualty and surety as well as personal lines. In addition, Commerce Insurance offers a line of employee benefit programs including both group as well as individual medical, life, disability and pension. Commerce Insurance currently operates out of nine locations in New Jersey. Commerce Insurance places insurance for clients in multiple states, primarily New Jersey and Pennsylvania.

Other Activities

     Commerce NJ Equities Corporation, a New Jersey corporation, is a wholly-owned subsidiary of Commerce NJ which purchases, holds and sells investments of Commerce NJ. Commerce Shore Equities Corporation, a New Jersey corporation, is a wholly-owned subsidiary of Commerce Shore which purchases, holds and sells investments of Commerce Shore.

     As part of the Commerce Network, the Company has an equity investment in Commerce Bank/Harrisburg, Camp Hill, Pennsylvania (17.72% beneficial ownership). The Commerce Network provides certain marketing support and technical support services to its members.

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

     In commercial transactions, Commerce NJ's, Commerce PA's and Commerce Shore's legal lending limit to a single borrower (approximately $23.7 million, $3.8 million, and $3.7 million, respectively, as of December 31, 1996) enables them to compete effectively for the business of smaller and mid-sized businesses. However, these legal lending limits are considerably lower than that of various competing institutions and thus may act as a constraint on Commerce NJ's, Commerce PA's and Commerce Shore's effectiveness in competing for financing in excess of these limits.

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

     Under the Community Reinvestment Act, as amended ("CRA"), as implemented by OCC regulations, a bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires the OCC to assess an institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution's CRA rating and requires that the OCC provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. An institution's CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. In addition, under applicable regulations a bank having a less than satisfactory rating is not entitled to participate on the bid list for FDIC offerings. In 1996, Commerce NJ, Commerce PA and Commerce Shore each received a "satisfactory" rating.

     Commerce NJ, Commerce PA and Commerce Shore are members of the FDIC and members of the FRB and, therefore, are subject to additional regulation by these agencies. Some of the aspects of the lending and deposit business of Commerce NJ, Commerce PA and Commerce Shore which are regulated by these agencies include personal lending, mortgage lending and reserve requirements. The operation of Commerce NJ, Commerce PA and Commerce Shore are also subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

     Commerce NJ, Commerce PA and Commerce Shore are subject to certain limitations on the amount of cash dividends that they can pay. See Note 18 of the Company's Notes to Consolidated Financial Statements which appears elsewhere herein.

Recent Legislation/Interstate Banking

On September 29, 1994, the President signed into law the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Act"). Among other things, the Interstate Act permits bank holding companies to acquire banks in any state one year after enactment. Beginning June 1, 1997, a bank may merge with a bank in another state so long as both states have not opted out of interstate branching between the date of enactment of the Interstate Act and May 31,1997. States may enact laws opting out of interstate branching before June 1, 1997, subject to certain conditions. States may also enact laws permitting interstate merger transactions before June 1, 1997 and host states may impose conditions on a branch resulting from an interstate merger transaction that occurs before June 1, 1997, if the conditions do not discriminate against out-of-state banks, are not preempted by Federal law and do not apply or require performance after May 31, 1997. New Jersey and Pennsylvania have enacted laws opting in immediately to interstate merger and interstate branching transactions. Interstate acquisitions and mergers would both be subject, in general, to certain concentration limits and state entry rules relating to the age of the bank.

     Under the Interstate Act, the Federal Deposit Insurance Act is amended to permit the responsible Federal regulatory agency to approve the acquisition of a branch of an insured bank by an out-of-state bank or bank holding company without the acquisition of the entire bank or the establishment of a "de novo" branch only if the law of the state in which the branch is located permits out-of-state banks to acquire a branch of a bank without acquiring the bank or permits out-of-state banks to establish "de novo" branches. Pennsylvania recently passed such a law. The recently passed New Jersey law does not authorize establishment of interstate branches other than by means of acquiring such branches from another institution.

     The foregoing necessarily is a summary and general description of certain provisions of the Interstate Act and does not purport to be complete. Many of the provisions will be implemented through the adoption of regulation by the various Federal banking agencies. Moreover, many of the significant provisions of the legislation have not yet become effective. As of the date thereof, the Company is continuing to study the legislation and regulations relating to the legislation but cannot yet assess its impact on the Company.

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

     The Company's Board of Directors approved the creation of a new series of cumulative convertible preferred stock known as "Series C ESOP Cumulative Convertible Preferred Stock." On January 31, 1990, the ESOP borrowed $7.5 million from another financial institution to complete the purchase of 417,000 shares of Series C ESOP Cumulative Convertible Preferred Stock from the Company, at $18.00 per share, with an annual dividend rate of $1.35. This loan was guaranteed by the Company. During 1994, the loan was refinanced with another financial institution, also with the guarantee of the Company. The balance of the loan at December 31, 1996 was $3,333,000.

     If all of the unallocated shares of Series C ESOP Cumulative Convertible Preferred Stock held of record by the ESOP Trust as of March 1, 1997 were converted into the Company's common stock, the unallocated shares of common stock the ESOP Trust would hold of record would be 1.69% of the Company's common stock.

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

Date: March 27,1997

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                                         Date

/s/ Vernon W. Hill, II             Chairman of the Board and President          March 27, 1997
Vernon W. Hill, II                 (Principal Executive Officer)

/s/ C. Edward Jordan, Jr.          Executive Vice President and Director        March 27, 1997
C. Edward Jordan, Jr.              (Principal Financial and Accounting
                                   Officer)

/s/ Robert C. Beck                 Secretary and Director                       March 27, 1997
Robert C. Beck

/s/ David Baird, IV                Director                                     March 27, 1997
David Baird, IV

/s/ Jack R Bershad                 Director                                     March 27, 1997
Jack R Bershad

/s/ Morton N. Kerr                 Director                                     March 27, 1997
Morton N. Kerr

/s/ Steven M. Lewis                Director                                     March 27, 1997
Steven M. Lewis

/s/ Daniel J. Ragone               Director                                     March 27, 1997
Daniel J. Ragone

/s/ Joseph T. Tarquini, Jr.        Director                                     March 27, 1997
Joseph T. Tarquini, Jr.

/s/ Joseph Buckelew                Director                                     March 27, 1997
Joseph Buckelew