Form 10-K/A
period 1996-12-31
COMMERCE BANCORP INC /NJ/
filed 1997-04-29
CIK 715096

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE
         FISCAL YEAR ENDED DECEMBER 31, 1996

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission File Number 0-12874

                             COMMERCE BANCORP, INC.
             (Exact name of Registrant as specified in its charter)


           New Jersey                                  22-2433468
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)


1701 Route 70 East, Cherry Hill, NJ 08034-5400                    08034-5400
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (609) 751-9000

           Securities registered pursuant to Section 12(b) of the Act:
                         Common Stock, $1.5625 par value
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

              Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days.

                                    YES  X   NO
                                        --      --

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of Registrant is $445,607,000.(1)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Common Stock, $1.5625 Par Value                          15,683,032
      (Title of Class)                            No. of Shares Outstanding
                                                        as of 4/28/97

   Series C ESOP Cumulative                               417,000
 Convertible Preferred stock                      No. of Shares Outstanding
      (Title of Class)                                 as of 4/28/97


                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and IV incorporate certain information by reference from the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 (the "Annual Report").

--------
(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Registrant's common stock outstanding, reduced by the amount of Registrant's common stock held by officers, directors and shareholders owning in excess of 10% of the Registrant's common stock, multiplied by the last sale price for the Registrant's common stock on April 28, 1997. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Registrant may be deemed an affiliate of the Registrant or that he is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the record-keeping purposes of the Securities and Exchange Commission.

                                EXPLANATORY NOTE

                This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 28, 1996 (the "1996 10-K"), is being filed to provide the disclosure required by Items 10 through 13 of Form 10-K which the Registrant had incorporated into the 1996 10-K by reference to its Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders. Since the Registrant will not file its definitive Proxy Statement within 120 days after the end of the fiscal year covered by the 1996 10-K, the information required by Items 10 through 13 of Form 10-K is accordingly set forth below.

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.

Directors

          Directors of Commerce Bancorp, Inc. ("Bancorp" or the "Company") hold office for one year and until their respective successors have been duly elected and qualified. The following information regarding Bancorp's directors is based, in part, on information furnished by the directors.

Name                                  Age                Positions with Bancorp and Subsidiaries
----                                  ---                ----------------------------------------

Vernon W. Hill, II                     51                Chairman and President of Bancorp; Chairman and President of
                                                         Commerce NJ; Chairman and President of  Commerce PA;
                                                         Chairman of Commerce Shore

C. Edward Jordan, Jr.                  53                Executive Vice President and Director of Bancorp; Executive Vice
                                                         President and Director of Commerce NJ

Robert C. Beck                         61                Secretary and Director of Bancorp; Secretary and Director of
                                                         Commerce NJ

David Baird, IV                        60                Director of Bancorp and Commerce NJ

Jack R Bershad                         66                Director of Bancorp, Commerce NJ and Commerce PA

Joseph E. Buckelew                     68                Director of Bancorp and Commerce Shore; Chairman of Commerce

                                                         National Insurance Services, Inc.

Morton N. Kerr                         66                Director of Bancorp and Commerce NJ

Steven M. Lewis                        47                Director of Bancorp, Commerce NJ and
                                                         Commerce PA

Daniel J. Ragone                       69                Director of Bancorp and Commerce NJ

Joseph T. Tarquini, Jr.                61                Director of Bancorp and Commerce NJ


         Mr. Hill, a director of Commerce NJ since 1973 and Bancorp since 1982, has been Chairman and/or President of Commerce NJ since 1973 and Chairman and President of Bancorp since 1982. Mr.

Hill has been Chairman of the Board and/or President of Site Development, Inc., Cherry Hill, New Jersey, a developer of real estate, since 1968. Mr. Hill has been Chairman of the Board of Directors of Commerce PA from June 1984 to June 1986 and from January 1987 to the present, President of Commerce PA since June 1994, a director of Commerce Bank/Harrisburg, Camp Hill, Pennsylvania since 1985, and the Chairman of Commerce Shore since January, 1989.

         Mr. Jordan, a director of Commerce NJ since 1974 and Bancorp since 1982, has been Executive Vice President of Commerce NJ since 1974 and Executive Vice President of Bancorp since 1982.

         Mr. Beck, a director of Commerce NJ since 1973 and Bancorp since 1982, has been Secretary of Commerce NJ since 1973 and Secretary of Bancorp since 1982. Mr. Beck has been a partner of the law firm of Parker, McCay & Criscuolo, Marlton, New Jersey since 1987.

         Mr. Baird, a director of Bancorp and Commerce NJ since 1988, has been President of Haddonfield Lumber Company, Inc., Cherry Hill, New Jersey since 1962.

         Mr. Bershad, a director of Commerce PA since 1984 and Bancorp and Commerce NJ since 1987, has been a partner of the law firm of Blank Rome Comisky & McCauley, Philadelphia, Pennsylvania and Cherry Hill, New Jersey, since 1964 and its Chairman since 1990.

         Mr. Buckelew has been a director of Bancorp and Chairman of the Board of Commerce National Insurance Services, Inc., the wholly-owned insurance brokerage subsidiary of Bancorp, since November, 1996 and has been a director of Commerce Shore since 1993. Mr. Buckelew was the President of Morales, Potter & Buckelew, Inc. t/a Buckelew & Associates, Toms River, New Jersey from 1959 to November 1996, when this insurance agency was acquired by Bancorp.

         Mr. Kerr, a director of Commerce NJ since 1973 and Bancorp since 1982, has been President of Markeim-Chalmers, Inc., Realtors, Cherry Hill, New Jersey, since 1965.

         Mr. Lewis, a director of Commerce PA since 1984 and a director of Bancorp and Commerce NJ since 1988, has been President of U.S. Restaurants, Inc., Blue Bell, Pennsylvania since 1985 and President of S. J. Dining, Inc. since 1986.

         Mr. Ragone, a director of Commerce NJ since 1981 and Bancorp since 1982, has been Chairman of the Board and President of Ragone, Raible, Lacatena & Beppel, C.P.A., Haddonfield, New Jersey, or its predecessor firms, since 1960.

         Mr. Tarquini, a director of Commerce NJ since 1973 and Bancorp since 1982, has been President of The Tarquini Organization, A.I.A., Camden, New Jersey, since 1980. Prior thereto, he had been a partner in its predecessor firms.

Director Compensation

         Directors of Bancorp and Commerce NJ were paid an annual fee of $10,000 plus $750 for each meeting of the Board of Directors attended in 1996 and will be paid the same annual fee and meeting fee for each meeting of the Board of Directors attended in 1997. When meetings of the Board of Directors of Bancorp and Commerce NJ occur on the same day, only one fee is paid. Directors of Commerce PA are paid a fee of $300 for each meeting of the Board of Directors and committee meeting attended. Directors of Commerce Shore are paid a fee of $400 for each meeting of the Board of Directors and committee meeting attended. No fees are paid to directors who are also operating officers of Bancorp, Commerce NJ, Commerce PA or Commerce Shore. Each director of Bancorp is provided with $100,000 of permanent life insurance.

         A retirement plan for outside directors, i.e., directors who are not officers or employees of Bancorp on the date their service as a Bancorp director ends, provides that outside directors with five or more years of service as a Bancorp director are entitled to receive annually, for ten years or the number of years served as a director, whichever is less, commencing upon such director's attainment of age 65 and retirement from the Bancorp Board or upon such director's disability, payments equal to the highest 1099 Compensation (as such term is defined in the plan) in effect at any time during the five year period immediately preceding such director's retirement or, if earlier, death or disability. This plan further provides that, in the event a director dies before receiving all benefits to which he or she is entitled, such director's surviving spouse is entitled to receive all benefits not received by the deceased director commencing upon such director's death. Upon a change in control of Bancorp (as such term is defined in this plan), the plan provides that each director then sitting on the Bancorp Board, notwithstanding the length of time served as a director, becomes entitled to receive annually, for ten years, or twice the number of years served as a director, whichever is less, payments equal to the higher of the director's 1099 Compensation at the time of the director's termination of Board service and the highest 1099 Compensation in effect at any time during the five year period immediately preceding the change in control commencing on the latest to occur of the termination of the director's Board service, attainment of age 65 or any date designated by the director at any time and from time to time. This plan became effective January 1, 1993, as amended.

1989 Option Plan For Non-Employee Directors

         Effective April 24, 1989 (and as amended in 1994), Bancorp adopted the 1989 Stock Option Plan for Non-Employee Directors (the "1989 Plan") which provides for the purchase of a total of not more than 221,619 shares (as adjusted for all stock splits and dividends through April 28, 1997) of Bancorp Common Stock by members of the Boards of Directors of Bancorp and its subsidiary corporations. Options granted pursuant to the 1989 Plan may be exercised beginning on the earlier to occur of (i) one year after the date of their grant or (ii) a "change in control" of Bancorp, as such term is defined in the 1989 Plan.

         Each non-employee director of Bancorp or any Bancorp subsidiary corporation who on or after May 1, 1989 is elected or reelected as a director of Bancorp or any subsidiary corporation at any annual or special meeting of shareholder(s) of Bancorp or any Bancorp subsidiary corporation will, as of the date of such election or reelection, automatically be granted an option to purchase 500 shares of Bancorp's Common Stock; however, no non-employee director may receive an option or options to purchase more than 1,000 shares of Common Stock in any one calendar year. The maximum number of shares of Bancorp Common Stock as to which options may be granted to any non-employee director under the 1989 Plan is 10,000 shares.

         The 1989 Plan is administered by the Board of Directors of Bancorp, including non-employee directors. Options granted under the 1989 Plan are not "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended. Option prices are intended to equal 100% of the fair market value of Bancorp's Common Stock on the date of the election or re-election of the non-employee directors.

         For the year ended December 31, 1996, Messrs. Baird, Beck, Bershad, Kerr, Lewis, Ragone and Tarquini each received options under the 1989 Plan to purchase 1,050 shares of Bancorp Common Stock

(as adjusted to reflect the 5% stock dividend declared on December 19, 1996) and Mr. Buckelew received an option under the 1989 Plan to purchase 525 shares of Bancorp Common Stock (as adjusted to reflect the 5% stock dividend declared on December 19, 1996). Such options were not exercisable in 1996.

Executive Officers

         The executive officers of Bancorp and its banking subsidiaries, as of April 28, 1997, are set forth below.



                                                                Position with Bancorp, Commerce NJ,
                                                                 Commerce PA, and Commerce Shore;
         Name                         Age                              Principal Occupation
         ----                         ---                       -------------------------------------
Vernon W. Hill, II                    51                Chairman and President of Bancorp since 1982; Chairman
                                                        and/or President of Commerce NJ since 1973; Chairman of
                                                        Commerce PA from June 1984 to June 1986 and from January
                                                        1987 to present; President of Commerce PA from June 1994
                                                        to present; Chairman of Commerce Shore since 1989.

C. Edward Jordan, Jr.                 53                Executive Vice President, Chief Financial Officer and Director
                                                        of Bancorp since 1982; Executive Vice President and Director of
                                                        Commerce NJ since 1974.

Peter M. Musumeci, Jr.                46                Executive Vice President and Senior Credit Officer of Bancorp
                                                        since 1986 and Treasurer and Assistant Secretary of Bancorp since 1984; Executive Vice President of Commerce NJ since
                                                        1986; Director of Commerce PA since 1987 and Commerce
                                                        Shore since 1989.

Robert D. Falese, Jr.                 50                Executive Vice President and Senior Loan Officer of
                                                        Commerce NJ since 1992.  From 1990 to 1992, Mr. Falese
                                                        was President and Chief Executive Officer of Sterling Bank,
                                                        Mount Laurel, New Jersey.

Dennis M. DiFlorio                    43                Executive Vice President of Commerce NJ since January,
                                                        1996.  Prior thereto Mr. DiFlorio was Senior Vice President of
                                                        Commerce NJ since 1988.

David Wojcik                          44                Senior Vice President of Bancorp since 1988.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Exchange Act requires Bancorp's directors and executive officers, and persons who own more than 10% of a registered class of Bancorp's equity securities, to file with the Securities and Exchange Commission ("SEC") reports about their beneficial ownership of Common Stock and other equity securities of Bancorp. All such persons are required by SEC regulation to furnish Bancorp with copies of all Section 16(a) reports they file.

         Based solely on review of the copies of such reports furnished to Bancorp and written representations that no other reports were required during the fiscal year ended December 31, 1996, Bancorp believes all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were timely complied with.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

         The following table is a summary of certain information concerning the compensation during the last three fiscal years awarded or paid to, or earned by, Bancorp's chief executive officer and each of Bancorp's other four most highly compensated executive officers during Bancorp's last fiscal year.


                                                                                                      Long Term
                                                                                                     Compensation
                                                                                                    --------------
                                                                                                      Securities
                               ANNUAL COMPENSATION                                 Other              Underlying         All
---------------------------------------------------------------------------       Annual             Stock Option       Other
        Name/Title                         Year        Salary        Bonus    Compensation(1)          Grants(2)     Compensation
-------------------------                 -----       --------      -------   ---------------        --------------  -------------
Vernon W. Hill, II                        1996        $480,000     $150,000           $62,377            138,075      $37,381(3)
Chairman of the Board,                    1995         441,000      125,000            50,779             34,729       37,925
and President of Bancorp;                 1994         390,000      150,000            50,244              - 0 -       36,653
Chairman of the Board,
and President of Commerce NJ and
Commerce PA; Chairman of
Commerce Shore

C. Edward Jordan, Jr.                     1996        $240,000      $60,000                               43,050      $29,654(3)
Executive Vice President and              1995         225,000       60,000                               23,153       30,269
Chief Financial Officer of                1994         215,000       75,000                                - 0 -       28,868
Bancorp; Executive Vice
President of Commerce NJ

Peter M. Musumeci, Jr.                    1996        $240,000      $60,000                               43,050      $26,423(3)
Executive Vice President and Senior       1995         225,000       60,000                               23,153       26,757
Credit Officer, Treasurer and             1994         200,000       75,000                                - 0 -       24,763
Assistant Secretary of Bancorp;
Executive Vice President
of Commerce NJ

Robert D. Falese, Jr.                     1996        $240,000      $80,000                               48,300      $15,908(3)
Executive Vice President and Senior       1995         225,000       75,000                               23,153       15,319
Loan Officer of Commerce NJ               1994         200,000       75,000                                - 0 -       14,041

Dennis M. DiFlorio                        1996        $200,000      $80,000                               48,300      $10,609(3)
Executive Vice President of               1995         175,000       75,000                               23,153       10,760
Commerce NJ                               1994         140,000       60,000                                - 0 -        8,368

------------------------

(1) The total in this column reflects personal use of a company car (1996, $4,517; 1995, $5,389; 1994, $5,389), expense allowances (1996,
         $50,600; 1995, $36,600; 1994, $36,600) and country club dues (1996,
         $7,260; 1995, $8,790; 1994, $8,255). The value of such other annual compensation did not exceed the lesser of $50,000 or 10% of salary and bonus for any individual in any year except Mr.
         Hill.

(2) The stock option grants reflected in this column have been adjusted for the 5% stock dividends declared on December 19, 1996, January 2, 1996, December 13, 1994 and January 19, 1994. The original grant was adjusted based on the unexercised option shares outstanding on the date of the stock dividend.

(3) The totals in this column reflect (i) premiums on life insurance (for 1996, Mr. Hill, $25,128; Mr. Jordan, $18,218; and Mr. Musumeci, $14,275, for 1995, Mr. Hill, $25,613; Mr. Jordan, $18,685; and Mr.
         Musumeci, $14,516 and for 1994, Mr. Hill, $26,116; Mr. Jordan, $19,089;
         and Mr. Musumeci, $14,741); (ii) long-term disability policies (for 1996, Mr. Hill, $5,179; Mr. Jordan, $4,362; Mr. Musumeci, $5,074; Mr.
         Falese, $8,834; and Mr. DiFlorio, $3,535, for 1995, Mr. Hill, $4,738;
         Mr. Jordan, $4,010; Mr. Musumeci, $4,667; Mr. Falese, $7,745; and Mr. DiFlorio, $3,186 and for 1994, Mr. Hill $4,738; Mr. Jordan, $3,980; Mr. Musumeci, $4,223; Mr. Falese, $8,242 and Mr. DiFlorio, $2,742); and
         (iii) contributions to Bancorp's ESOP (in 1996, $7,074 each for all five individuals, in 1995, $7,574 each for all five individuals and in 1994, $5,799 each for all five individuals).

Employment Agreements

         Mr. Hill's Employment Agreement provides that he will be employed by Bancorp and Commerce NJ as Chairman of the Board, President and Chief Executive Officer for a term of five years effective January 1, 1992, provided that on each January 1 thereafter the Employment Agreement shall be automatically renewed and extended for a new five year term unless either Bancorp or Hill gives the other at least ninety days prior written notice of their desire to terminate the Agreement, in which event the term will have four years remaining.

         Under the terms of the Employment Agreement, Mr. Hill's "base salary" shall not be less than $550,000. The Employment Agreement provides that Mr. Hill will participate in any benefit or compensation programs in effect which are generally made available from time to time to executive officers of Bancorp and provides for all other fringe benefits as in effect from time to time which are generally available to Bancorp's salaried officers including, without limitation, medical and hospitalization coverage, life insurance coverage and disability coverage.

         The Employment Agreement requires Bancorp to compensate Mr. Hill for the balance of the term of the Employment Agreement at a rate equal to seventy percent of his annual base salary if he becomes permanently disabled (as defined in the Employment Agreement) during the term and to pay Mr. Hill's designated beneficiary a lump sum death benefit if he dies during the term in an amount equal to three times his average annual base salary in effect during the twenty-four months immediately preceding his death.

         The Employment Agreement allows Mr. Hill to terminate his employment with Bancorp upon a change in control of Bancorp (as defined in the Employment Agreement) and if within three years of such change in control, without Mr. Hill's consent, among other things, the nature and scope of his authority with Bancorp or a surviving or acquiring person are materially reduced to a level below that which he enjoyed on January 1, 1992. If Mr. Hill terminates his employment because of a change in control, he will be entitled to a lump sum severance payment equal to four times his average annual base salary in effect during the twenty-four month period immediately preceding such termination (provided that such payment does not constitute a "parachute payment" under Section 280G of the Internal Revenue Code of 1986, as amended, and in the event such payment would constitute a "parachute payment", such lump sum severance payment shall be reduced so as to not constitute a "parachute payment"), and the continuation of certain benefits including medical, hospitalization and life insurance. The Employment Agreement contains a non-competition covenant for Mr. Hill should his employment with Bancorp be terminated under certain circumstances.

         The Employment Agreements for Messrs. Jordan and Musumeci are substantially similar to that of Mr. Hill's except that: Mr. Jordan will serve as Executive Vice President/Chief Financial Officer of Bancorp and Commerce NJ, and Mr. Musumeci will serve as Executive Vice President/Senior Credit Officer of Bancorp and Commerce NJ. The term of each Employment Agreement is three years and the lump sum death benefit is each equal to two times their respective average annual base salary in effect during the twenty-four month period preceding death. Mr. Jordan's "base salary" under his Employment Agreement is $260,000 and Mr. Musumeci's "base salary" under his Employment Agreement is $265,000.

Employee Stock Option Plans

         Effective April 14, 1984, Bancorp adopted the Commerce Bancorp, Inc. Incentive Stock Option Plan (the "1984 Plan") which provided for the purchase of a total of not more than 1,384,212 shares of Bancorp Common Stock (as adjusted for all stock splits and stock dividends through April 28, 1997) by officers and key employees. No further options may be granted under the 1984 Plan. As of April 28, 1997, 576,626 options (as adjusted for all stock splits and stock dividends through April 28, 1997) remain outstanding under the 1984 Plan. Options granted under the 1984 Plan were intended to constitute "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

         Effective May 24, 1994, Bancorp adopted the Commerce Bancorp, Inc. 1994 Employee Stock Option Plan (the "1994 Plan") which provided for the purchase of a total of not more than 1,157,051 shares of Bancorp Common Stock (as adjusted for all stock splits and stock dividends through April 28, 1997) by officers and key employees. Pursuant to the 1994 Plan, stock options may be granted which qualify under the Code as incentive stock options as well as stock options that do not qualify as incentive stock options. All officers and key employees of Bancorp or any current or future subsidiary corporation are eligible to receive options under the 1994 Plan. As of April 28, 1997, 1,039,105 options (as adjusted for all stock splits and stock dividends through April 28, 1997) had been granted under the 1994 Plan and 117,946 options (as adjusted for all stock splits and stock dividends through April 28, 1997) were available for grant. Options may continue to be granted under the 1994 Plan through December 31, 2003.

         The purpose of the 1984 Plan and 1994 Plan were to provide additional incentive to employees of Bancorp by encouraging them to invest in Bancorp's Common Stock and thereby acquire a proprietary interest in Bancorp and an increased personal interest in Bancorp's continued success and progress.

         Both the 1984 and 1994 Plan are administered by the Personnel Committee ("Committee") which is appointed by the Board of Directors and consists only of Directors who are not eligible to receive options under either Plan. The Committee determines, among other things, which officers and key employees receive an option or options under either Plan, the type of option (incentive stock options or non-qualified stock options, or both in the case of 1994 Plan) to be granted, the number of shares subject to each option, the rate of option exercisability, and, subject to certain other provisions to be discussed below, the option price and duration of the option. There was no limit on the number of shares for which options could have been granted to any single employee under the 1984 Plan, except that incentive stock options first exercisable by an employee in any one year under the 1984 Plan (and all other plans of Bancorp) may not exceed $100,000 in value (determined at the time of grant). Under the 1994 Plan no individual may be granted, in any calendar year, a number of options that is more than 100,000 and incentive stock options first exercisable by an employee in any one year under the 1994 Plan (and all other plans of Bancorp) may not exceed $100,000 in value (determined at the time of grant). The Committee may, in its discretion, modify or amend any of the option terms hereafter described, provided that if an incentive option is granted, the option as modified or amended continues to be an incentive stock option.

         In the event of any change in the capitalization of Bancorp, such as by stock dividend, stock split or what the Board of Directors deems in its sole discretion to be similar circumstances, the aggregate number and kind of shares which may be issued under the 1984 Plan and 1994 Plan will be appropriately adjusted in a manner determined in the sole discretion of the Board of Directors. Reacquired shares of Bancorp's Common Stock, as well as unissued shares, may be used for the purpose of the 1994 Plan. Common Stock of Bancorp subject to options which have terminated unexercised, either in whole or in part, will be available for future options granted under the 1994 Plan. The option price for options issued under the 1994 Plan must be at least equal to 100% of the fair market value of the Common Stock as of the date the option is granted.

         Options granted pursuant to the 1984 Plan and/or 1994 Plan are not exercisable until one year after the date of grant and then are exercisable pursuant to a schedule based on years of service or option holding period.

         Options granted under the 1984 Plan are not transferable other than by will or by the laws of descent and distribution. Options granted under the 1984 Plan had a term of ten years subject to earlier termination in the event of termination of employment, death, or disability. The 1984 Plan provided that during the lifetime of an optionee, his option is exercisable only by him and only while employed by Bancorp or a subsidiary or within (i) three months after his retirement, or (ii) three months after he otherwise ceases to be so employed, to the extent the option was exercisable on the last day of employment. For these purposes, retirement means termination of employment by an optionee who has attained age 65. If an optionee retires due to disability, his options may be exercised within twelve months of his retirement date. If an optionee dies within a period during which his option could have been exercised by him, his option may be exercised within one year of his death (unless the option earlier terminates) by those entitled under his will or the laws of descent and distribution, but only to the extent the option was exercisable by him immediately prior to his death.

         Under the 1994 Plan but not the 1984 Plan, in the event of a "change in control" of Bancorp, as defined in the 1994 Plan, each optionee may exercise the total number of shares then subject to the option. The Committee has the authority to provide for a different rate of option exercisability for any optionee.

         Under the 1994 Plan, unless terminated earlier by the option's terms, incentive stock options expire ten years after the date they are granted and non-qualified stock options expire ten years after the date they are granted. Options terminate three months after the date on which employment is terminated (whether such termination be voluntary or involuntary), other than by reason of death or disability. The option terminates one year from the date of termination due to death or disability (but not later than the scheduled termination date). Options granted pursuant to the 1994 Plan are not transferable, except by will or the laws of descent and distribution in the event of death. During an optionee's lifetime, the option is exercisable only by the optionee, including, for this purpose, the optionee's legal guardian or custodian in the event of disability.

         During 1996, Bancorp granted stock options to purchase an aggregate of 689,616 shares (as adjusted for all stock splits and stock dividends through April 28, 1997) of Bancorp's Common Stock at $19.95 and $27.74 per share (as adjusted for all stock splits and stock dividends through April 28, 1997) under the 1994 Plan. During 1996, a total of 81,254 options were exercised under the 1984 Plan and 1994 Plan.

Stock Option Tables

         The following table sets forth certain information regarding options granted during 1996 to each of the executive officers named in the Summary Compensation Table.



                                                     OPTION GRANTS IN FISCAL 1996
                                                 -------------------------------------
                                Number of             % of Total
                                Securities              Options                                                            Grant
                                Underlying              Granted                                                            Date
                                 Options             to Employees            Exercise             Expiration              Present
Name                            Granted(1)        in Last Fiscal Year        Price(1)                Date                Value (2)
----                            ----------        -------------------        ---------              ------              ----------

Vernon W. Hill, II                33,075                 19.6%               $ 19.95       January 1, 2006               $140,569
                                 105,000                                       27.74       December 17, 2006              537,600

C. Edward Jordan, Jr.             22,050                  6.1%                 19.95       January 1, 2006                 93,713
                                  21,000                                       27.74       December 17, 2006              107,520

Peter M. Musumeci, Jr.            22,050                  6.1%                 19.95       January 1, 2006                 93,713
                                  21,000                                       27.74       December 17, 2006              107,520

Robert D. Falese, Jr.             22,050                  6.9%                 19.95       January 1, 2006                 93,713
                                  26,250                                       27.74       December 17, 2006              134,400

Dennis M. DiFlorio                22,050                  6.9%                 19.95       January 1, 2006                 93,713
                                  26,250                                       27.74       December 17, 2006              134,400

-----------------------------

(1) The stock option grants and exercise price reflected in these columns have been adjusted for the 5% stock dividends declared on January 2, 1996 and December 19, 1996.

(2) In accordance with Securities and Exchange Commission rules, the Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table. Bancorp's use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, required a prediction about future movement of the stock price. The assumptions used in the model were expected volatility of .230 to .278, risk-free rates of return of 6.25% to 6.35%, dividend yield of 4%, and weighted average expected life of four years. The real value of the options in this table depends upon the actual performance of Bancorp's Common Stock during the applicable period.

        The following table sets forth certain information regarding individual exercises of stock options during 1996 by each of the executive officers named in the Summary Compensation Table.


   AGGREGATED STOCK OPTION EXERCISES IN 1996 AND YEAR-END STOCK OPTION VALUES


                                                                Number of Securities
                             Shares                           Underlying Unexercised             Value of Unexercised in the
                           Acquired on       Value               Stock Options at                    Money Stock Options
           Name             Exercise        Realized             Year-End 1996 (1)                     at Year-End 1996
           ----            -----------      --------         ------------------------            ------------------------------
                                                           Exercisable      Unexercisable         Exercisable         Unexercisable
                                                           -----------      -------------         -----------         -------------
Vernon W. Hill, II             --              --           122,690           138,075              $2,236,909            $767,197

C. Edward Jordan, Jr.          --              --           108,176            43,050               2,029,560             330,562

Peter M. Musumeci, Jr.        9,308          $95,267        104,919            43,050               1,954,357             330,562

Robert D. Falese, Jr.          --              --            41,887            63,386                 737,938             675,882

Dennis M. DiFlorio             --              --            71,806            48,300               1,338,606             349,944


-------------------------

(1) The stock options reflected in this column have been adjusted for the 5% stock dividend declared on December 19, 1996.

Employee Stock Ownership Plan

        Effective January 1, 1989, Bancorp's Board of Directors established the Commerce Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") as a restatement of Bancorp's Stock Bonus Plan. Employees of Bancorp and its subsidiaries are eligible to participate in the ESOP if they are at least 21 years of age and have completed at least 1,000 hours of service to Bancorp or its subsidiaries during the twelve-month period beginning on the date of hire or during any subsequent calendar year. Participants are 100% vested in their accounts under the ESOP upon death, total disability, a complete discontinuance of contributions by Bancorp, termination of the ESOP, and a partial termination of the ESOP where a participant is involved in that termination. Except as provided above, generally, participants are 20% vested after 3 years of credited service, increasing by 20% for each additional year of credited service so that participants are 100% vested in their accounts under the ESOP after seven years of credited service with Bancorp or a subsidiary.

        Subject to limitations contained in the Code, contributions by Bancorp to the ESOP are deductible for federal income tax purposes. Except as described below, such contributions are determined annually by Bancorp's Board of Directors at its discretion. Contributions may consist either of shares of Bancorp's stock, or cash, which may be invested by the trustees of the ESOP's trust in shares of Bancorp's stock or to provide funds to pay principal or interest on any indebtedness incurred by the ESOP in purchasing shares. Contributions by Bancorp are allocated as of the close of each plan year among accounts of participants in the ESOP. Each participant's account is credited with that portion of contributions by Bancorp as such participant's compensation (as defined in the ESOP) bears to all participants' compensation.

        In January 1990, the ESOP Trust purchased 417,000 shares of Series C ESOP Preferred Stock ("ESOP Shares") from Bancorp for an aggregate purchase price of $7,500,000. The ESOP Trust borrowed the purchase price for the ESOP Shares from an unaffiliated bank, which loan was refinanced with another unaffiliated bank in 1994 (the "Loan"). The Loan is guaranteed by Bancorp and its subsidiaries, and is secured by the pledge of the ESOP Shares obtained with the proceeds of the Loan. Bancorp has agreed to contribute to the ESOP amounts sufficient to permit the ESOP to make principal and interest payments on the Loan. Pursuant to the loan agreement with the ESOP's bank lender, a portion of the ESOP Shares pledged by the ESOP for repayment of the Loan will be released from the pledge according to a formula based on the portion of principal and interest which has been repaid each year. As of December 31, 1996, the outstanding principal balance on the Loan was $3,333,000.

        The co-trustees of the ESOP are Vernon W. Hill, II and C. Edward Jordan, Jr. Each participant may direct the trustees of the ESOP's trust as to the manner in which shares of voting stock allocated to his account are to be voted. Each participant in the ESOP will become entitled to direct the trustees as to the voting of the ESOP Shares which are released from the pledge and which are allocated to his account under the ESOP. The enclosed form of Proxy also serves as the voting instruction card for the trustees of the ESOP with respect to the shares of Common Stock and ESOP Shares which have been allocated to the accounts of participants under the ESOP. Shares which have not been allocated to the account of any participant will be voted by the co-trustees in accordance with such procedures as Bancorp, as the Plan Administrator, shall direct. Shares which have been allocated to the accounts of participants but for which no voting directions are received will be voted as the trustees direct in the exercise of their independent judgment. For the plan year ended December 31, 1996, Bancorp contributed $885,000 to the ESOP.

Supplemental Executive Retirement Plan

        Effective January 1, 1992, Bancorp established a Supplemental Executive Retirement Plan ("SERP") for certain designated executives in order to provide supplemental retirement income if Bancorp's ESOP and Social Security retirement benefits fall below sixty percent of average annual compensation at the time of retirement. Average annual compensation is defined as the average of the actual annual compensation paid to the executive by Bancorp during the period of three consecutive years which produces the highest such average during the ten year period ending with termination of employment. The SERP is unfunded, is not a qualified plan under the Code and benefits are paid directly by Bancorp. Messrs. Hill, Jordan, Musumeci, Falese and DiFlorio have been designated to participate in the SERP.

Personnel Committee Interlocks and Insider Participation

         The Personnel Committee members are Morton N. Kerr, Daniel J. Ragone and Jack R Bershad.

         Mr. Kerr, a director and nominee for director of Bancorp, is the President of Markeim-Chalmers, Inc. which in 1996 received $195,000 in fees for real estate related services, primarily real estate appraisals.

         Mr. Bershad, a director and nominee for director of Bancorp, is a member of a law firm which Bancorp and its subsidiaries have retained during Bancorp's last fiscal year and which Bancorp and its subsidiaries intend to retain during its current fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth, as of April 28, 1997, the beneficial ownership of Bancorp's Common Stock by (i) each director of the Company, (ii) each of the executive officers of the Company named in the Summary Compensation Table and (iii) all the directors and executive officers of the Company as a group. No person is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock. Unless otherwise specified, all persons listed below have sole voting and investment power with respect to their shares.

                                                               COMMON STOCK
                                                --------------------------------------------------
 Name of Beneficial                              Number of Shares                Percent of
      Owner or                                    Beneficially                      Class
  Identity of Group                               Owned(1)(2)               Beneficially Owned(2)
--------------------                             ----------------           ----------------------
David Baird, IV . . . . . . . . . . . . . .         74,788 (3)                        *
Robert C. Beck. . . . . . . . . . . . . . .        118,055 (4)                        *
Jack R Bershad. . . . . . . . . . . . . . .         46,904 (5)                        *
Joseph E. Buckelew. . . . . . . . . . . . .        157,142 (6)                        1.01%
Vernon W. Hill, II. . . . . . . . . . . . .        610,418 (7)                        3.85
C. Edward Jordan, Jr. . . . . . . . . . . .        183,437 (8)                        1.16
Morton N. Kerr. . . . . . . . . . . . . . .         51,062 (9)                        *
Steven M. Lewis . . . . . . . . . . . . . .        133,010 (10)                       *
Daniel J. Ragone. . . . . . . . . . . . . .         57,401 (11)                       *
Joseph T. Tarquini, Jr. . . . . . . . . . .        176,130 (12)                       1.12
Peter M. Musumeci, Jr . . . . . . . . . . .        162,302 (13)                       1.03
Robert D. Falese, Jr. . . . . . . . . . . .         56,792 (14)                       *
Dennis M. DiFlorio. . . . . . . . . . . . .        107,742 (15)                       *

All Directors and Executive Officers
of the Company as a Group (14 Persons)           1,917,567 (16)                      11.73%
-----------------------------

*less than 1%

       (1) The securities "beneficially owned" are determined in accordance with the definitions of "beneficial ownership" as set forth in the regulations of the Securities and Exchange Commission and, accordingly, may include securities owned by or for, among others, the wife and/or minor children of the individual and any other relative who has the same residence as such individual as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after April 28, 1997. Beneficial ownership may be disclaimed as to certain of the securities.

       (2) The figures in these columns do not reflect the shares of Common Stock issuable upon conversion of the Series C ESOP Preferred Stock. As of April 28, 1997, each share of Series C ESOP cumulative convertible Preferred Stock was convertible into 1.4774 shares of Common Stock.

       (3) Includes 7,140 shares of Common Stock issuable upon the exercise of stock options granted under the Company's 1989 Stock Option Plan for Non-Employee Directors.

       (4) Includes 7,278 shares of Common Stock issuable upon the exercise of stock options granted under the Company's 1989 Stock Option Plan for Non-Employee Directors.

       (5) Includes 18,540 shares of Common Stock held by Mr. Bershad's wife and 10,024 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Bershad under the Company's 1989 Stock Option Plan for Non-Employee Directors.

       (6) Includes 3,150 shares of Common Stock held by Mr. Buckelew's wife, 1,653 shares held by Buckelew & Lane Investments and 2,263 shares of Common Stock issuable upon the exercise of stock options granted under the Company's 1989 Stock Option Plan for Non-Employee Directors. Mr. Buckelew is a partner of Buckelew & Lane Investments.

       (7) Includes 35,826 shares held by Site Development Inc., 18,547 shares held by the wife of Mr. Hill, 50,291 shares held by S. J. Dining, Inc., 47,562 shares held by U.S. Restaurants, Inc., 44,472 shares held by J.V. Properties, 12,354 shares held by Business Interiors, Inc., 42,501 shares held by the Hill Family Trust and 4,699 shares allocated to Mr. Hill by the Company's ESOP. Mr. Hill is the Chairman of the Board of Site Development, Inc., a shareholder of S.
J. Dining, Inc., a shareholder of U.S. Restaurants, Inc., a partner in J.V. Properties, a co-trustee and beneficiary of the Hill Family Trust and a co-trustee and beneficiary of the Company's ESOP Trust. Business Interiors, Inc. is a company owned by Mr. Hill's wife. This amount also includes 155,757 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Hill under the Company's 1984 and 1994 Employee Stock Option Plans. This amount does not include 3,324 shares of Series C ESOP Preferred Stock allocated to Mr. Hill by the Company's ESOP nor does it include any unallocated shares of Common Stock or Series C ESOP Preferred Stock held by the Company's ESOP.

       (8) Includes 116,766 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Jordan under the Company's 1984 and 1994 Employee Stock Option Plans, 3,434 shares allocated to Mr. Jordan by the Company's ESOP, of which Mr. Jordan is a co-trustee and beneficiary, and 1,214 shares held in trust for Mr. Jordan's minor children. This amount does not include 3,153 shares of Series C ESOP Preferred Stock allocated to Mr. Jordan by the Company's ESOP nor does it include any unallocated shares of Common Stock or Series C ESOP Preferred Stock held by the Company's ESOP.

       (9) Includes 147 shares of Common Stock held by Mr. Kerr's wife, 48,141 shares held by the Markeim-Chalmers, Inc. Pension Plan and 2,152 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Kerr under the Company's 1989 Stock Option Plan for Non-Employee Directors. Markeim-Chalmers, Inc. is a company owned by Mr. Kerr.

         (10) Includes 50,291 shares held by S. J. Dining, Inc., 47,562 shares held by U.S. Restaurants, Inc. and 10,024 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Lewis under the Company's 1989 Stock Option Plan for Non-Employee Directors. Mr. Lewis is President of S. J. Dining, Inc. and President of U.S. Restaurants, Inc. This amount also includes 1,968 shares held in trust for Mr. Lewis' minor children.

       (11) Includes 16,352 shares held by Mr. Ragone's wife, 13,249 shares held jointly with Mr. Ragone's wife and 1,863 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Ragone under the Company's 1989 Stock Option Plan for Non-Employee Directors.

       (12) Includes 14,071 shares held by Mr. Tarquini's wife, 15,913 shares held by The Tarquini Organization Profit Sharing Plan, 2,315 shares held by The Tarquini Foundation and 10,024 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Tarquini under the Company's 1989 Stock Option Plan for Non-Employee Directors. Mr. Tarquini is the President of The Tarquini Organization.

       (13) Includes 32,055 shares held jointly with Mr. Musumeci's wife, 126,966 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Musumeci under the Company's 1984 and 1994 Stock Option Plans and 2,984 shares of Common Stock allocated to Mr. Musumeci under the Company's ESOP. This amount does not include 3,148 shares of Series C ESOP Cumulative Convertible Preferred Stock allocated to Mr. Musumeci by the Company's ESOP.

       (14) Includes 52,911 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Falese under the Company's 1984 and 1994 Stock Option Plans and 111 shares of Common Stock allocated to Mr. Falese under the Company's ESOP. This amount also includes 72 shares held by Mr. Falese's wife and 2,548 shares held by her in trust for their minor daughter. This amount does not include 1,236 shares of Series C ESOP Cumulative Convertible Preferred Stock allocated to Mr. Falese under the Company's ESOP.

       (15) Includes 94,030 shares of Common Stock issuable upon the exercise of stock options granted to Mr. DiFlorio under the Company's 1984 and 1994 Stock Option Plans and 817 shares of Common Stock allocated to Mr. DiFlorio under the Company's ESOP. This amount does not include 2,143 shares of Series C ESOP Cumulative Convertible Preferred Stock allocated to Mr. DiFlorio under the Company's ESOP.

       (16) Includes an aggregate of 634,307 shares of Common Stock issuable upon the exercise of stock options granted to directors and certain executive officers of the Company under the Company's Stock Option Plans.

Series C ESOP Preferred Stock

       As of April 28, 1997, all of the 417,000 shares of the Series C ESOP Preferred Stock outstanding were held of record by the Company's ESOP Trust. Additionally, as of such date, the ESOP Trust held of record 75,266 shares of Common Stock. As of April 28, 1997, 231,815 shares of Series C ESOP Preferred Stock, and all of the shares of Common Stock held by the ESOP Trust were allocated to individual participant accounts. If all of the unallocated shares of Series C ESOP Preferred Stock held of record by the ESOP Trust as of April 28, 1997, were converted into Common Stock, the unallocated shares of Common Stock the ESOP Trust would hold of record would be 1.69% of the Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Certain directors and executive officers of Bancorp, Commerce NJ, Commerce PA and Commerce Shore, certain of their immediate family members and certain corporations or organizations with which they are affiliated have had and expect to continue to have loan and other banking transactions with Commerce NJ, Commerce PA and Commerce Shore. All such loans and other banking transactions were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions for unrelated parties, and did not involve more than the normal risk of uncollectibility or present other unfavorable features.

       The Board of Directors of Bancorp approves all transactions in which an officer or director of Bancorp or any of its subsidiaries has an interest. In the case of a transaction involving a director of Bancorp, such director does not vote on the transaction.

         Mr. Kerr, a director and nominee for director of Bancorp, is the President of Markeim-Chalmers, Inc. which in 1996 received $195,000 in fees for real estate related services, primarily real estate appraisals.

       Messrs. Beck and Bershad, directors and nominees for directors of Bancorp, are members of law firms which Bancorp and its subsidiaries have retained during Bancorp's last fiscal year and which Bancorp and its subsidiaries intend to retain during its current fiscal year.

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

       Bancorp leases land to a limited partnership partially comprised of the directors of Commerce PA and Bancorp including Messrs. Bershad, Hill and Lewis and a corporation owned by Mr. Hill. The term of the lease is 25 years. The minimum annual lease payments to be received by Bancorp are $51,700 for the first five years, $53,300 for years 6-10, $55,300 for years 11-15, $57,300 for years 16-20 and $59,300 for years 21-25. The limited partnership has constructed an office building on the site, and Commerce PA has leased part of the building for 15 years for a branch office, with options to renew for three successive five-year periods. The annual rent for that portion of the building is $91,000 for years 1-5, $100,000 for years 6-10, and $110,000 for years 11-15.

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

       During 1996, Commerce NJ, Commerce PA and Commerce Shore obtained interior design, facilities management and general contractor services in the amount of $526,000 from a business corporation of which Shirley Hill, wife of Vernon W. Hill, II, is a principal shareholder and the president. Additionally, during 1996 the business received commissions of $990,000 on furniture and facility purchases made directly by Commerce NJ, Commerce PA and Commerce Shore. These expenditures related primarily to the furnishing and related design services of the opening and/or refurbishing of certain offices during the period. In the opinion of management, such expenses were substantially equivalent to those that would have been paid to unaffiliated companies for similar furniture and services.

                                    SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report of Form 10-K for the year ended December 31, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.


                                             COMMERCE BANCORP, INC.




Date:        April 28, 1997                  By: /s/ Douglas J. Pauls
                                                 -----------------------------
                                                 Douglas J. Pauls
                                                 Vice President and Controller