Form 10-Q
period 1997-03-31
COMMERCE BANCORP INC /NJ/
filed 1997-05-15
CIK 715096

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1997

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

                           Yes   X                No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.




         Common Stock                                 15,704,561
         (Title of Class)                    (No. of Shares Outstanding
                                                     as of 5/08/97)



Series C ESOP Cumulative Con-
   vertible Preferred Stock                             417,000
         (Title of Class)                    (No. of Shares Outstanding
                                                     as of 5/08/97)

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                         Page


PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets (unaudited)
                           March 31, 1997 and December 31, 1996

                  Consolidated  Statements  of Income  (unaudited)
                           Three months ended March 31, 1997 and
                           March 31, 1996


                  Consolidated Statements of Cash Flows (unaudited)
                           Three months ended March 31, 1997 and
                            March 31, 1996

                  Notes to Consolidated Financial Statements (unaudited)

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operation

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

Item 6.           Exhibits and Reports on Form 8-K

                     Commerce Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                             March 31,         December 31,
                 (dollars in thousands)                                                        1997               1996
Assets           Cash and due from banks                                                     $181,918           $181,859
                 Federal funds sold                                                            25,650             26,975
                                                                                           ----------         ----------
                                Cash and cash equivalents                                     207,568            208,834
                 Mortgages held for sale                                                        1,818              1,314
                 Trading securities                                                             8,165             15,327
                 Securities available for sale                                                812,418            767,487
                 Securities held to maturity:
                              U.S. Government agency and mortgage-backed obligations          823,524            797,045
                              Obligations of state and political subdivisions                  22,638             22,674
                              Other securities                                                 17,970             17,793
                                                                                           ----------         ----------
                                Total securities held to maturity
                                 (market value 1997-$828,344; 1996-$816,910)                  864,132            837,512
                 Loans                                                                      1,305,779          1,266,815
                              Less allowance for loan losses                                   19,544             17,975
                                                                                           ----------         ----------
                                                                                            1,286,235          1,248,840
                 Bank premises and equipment, net                                              95,692             94,339
                 Other assets                                                                  69,334             58,563
                                                                                           ----------         ----------
                                                                                           $3,345,362         $3,232,216
                                                                                           ==========         ==========

Liabilities      Deposits:
                              Demand:
                                Interest-bearing                                             $956,632           $884,310
                                Noninterest-bearing                                           635,976            626,664
                              Savings                                                         657,827            638,660
                              Time                                                            822,024            770,036
                                                                                           ----------         ----------
                                Total deposits                                              3,072,459          2,919,670

                 Other borrowed money                                                          25,000             70,000
                 Other liabilities                                                             17,397             12,141
                 Obligation to Employee Stock Ownership Plan (ESOP)                             3,077              3,333
                 Long-term debt                                                                23,000             23,000
                                                                                           ----------         ----------
                                                                                            3,140,933          3,028,144

Stockholders'    Common stock, 15,721,180 shares issued (14,717,764 shares in 1996)            24,564             23,343
Equity           Series C preferred stock, 417,000 shares authorized, issued and outstanding (liquidating preference:
                               $18.00 per share totaling $7,506)                                7,506              7,506
                 Capital in excess of par or stated value                                     166,101            142,193
                 Retained earnings                                                             10,959             35,987
                                                                                           ----------         ----------
                                                                                              209,130            209,029
                 Less commitment to ESOP                                                        3,077              3,333
                 Less treasury stock, at cost, 100,159 common shares
                              in 1997 and 1996                                                  1,624              1,624
                                                                                           ----------         ----------
                                Total stockholders' equity                                    204,429            204,072
                                                                                           ----------         ----------
                                                                                           $3,345,362         $3,232,216
                                                                                           ==========         ==========

                                       1

                     Commerce Bancorp, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)

                                                                      Three Months Ended
                                                                           March 31,
             (dollars in thousands, except per share amounts)          1997         1996
Interest     Interest and fees on loans                                $28,113      $24,433
income       Interest on investments                                    26,480       21,319
             Other interest                                                746        1,564
                                                                        ------       ------
                  Total interest income                                 55,339       47,316
                                                                        ------       ------

Interest     Interest on deposits:
expense         Demand                                                   5,471        4,446
                Savings                                                  3,770        3,013
                Time                                                    10,666       10,347
                                                                        ------       ------
                  Total interest on deposits                            19,907       17,806
             Interest on other borrowed money                              460           31
             Interest on long-term debt                                    506          506
                                                                        ------       ------
                  Total interest expense                                20,873       18,343
                                                                        ------       ------

             Net interest income                                        34,466       28,973
             Provision for loan losses                                   1,626          794
                                                                        ------       ------
             Net interest income after provision for loan losses        32,840       28,179

Noninterest  Deposit charges and service fees                            6,198        5,036
income       Other operating income                                      6,751        1,438
             Net investment securities gains                                 0          771
                                                                        ------       ------
                  Total noninterest income                              12,949        7,245
                                                                        ------       ------

Noninterest  Salaries                                                   11,902        8,440
expense      Benefits                                                    2,746        2,260
             Occupancy                                                   3,334        3,008
             Furniture and equipment                                     4,041        3,095
             Office                                                      3,089        2,367
             Audit and regulatory fees and assessments                     375          423
             Marketing                                                   1,239        1,103
             Other real estate (net)                                       469          505
             Other                                                       4,011        3,180
                                                                        ------       ------
                  Total noninterest expenses                            31,206       24,381
                                                                        ------       ------

             Income before income taxes                                 14,583       11,043
             Provision for federal and state income taxes                5,149        3,940
                                                                        ------       ------
             Net income                                                  9,434        7,103

             Dividends on preferred stocks                                 141          254
                                                                        ======       ======
             Net income applicable to common stock                      $9,293       $6,849
                                                                        ======       ======

             Net income per common and common equivalent share:
                Primary                                                  $0.57        $0.46
                                                                        ------       ------
                Fully diluted                                            $0.56        $0.44
                                                                        ------       ------
             Average common and common equivalent shares outstanding:
                Primary                                                 16,292       15,022
                                                                        ------       ------
                Fully diluted                                           16,908       15,638
                                                                        ------       ------
             Cash dividends declared, common stock                       $0.20        $0.16
                                                                        ======       ======

                     Commerce Bancorp, Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                          Three Months Ended March 31,
                        (dollars in thousands)                                                1997          1996
Operating activities     Net income                                                          $9,434          7,103
                         Adjustments to reconcile net income to net cash
                            provided by operating activities:
                               Provision for loan losses                                      1,626            794
                               Provision for depreciation, amortization and accretion         4,113          4,121
                               Gains on sales of securities available for sale                 (771)
                               Proceeds from sales of mortgages held for sale                 3,492          2,105
                               Originations of mortgages held for sale                       (3,996)        (3,376)
                               Net loan (chargeoffs)                                            (57)          (552)
                               Net (increase)decrease in trading securities                   7,162          3,693
                               (Increase) decrease in other assets                           (5,636)         7,419
                               Increase in other liabilities                                  5,256          7,377
                                                                                           --------       --------
                              Net cash provided by operating activities                      21,394         27,913

 Investing activities    Proceeds from the sales of securities available for sale                 0         28,942
                         Proceeds from the maturity of securities available for sale         44,655         22,508
                         Proceeds from the maturity of securities held to maturity           24,461         18,807
                         Purchase of securities available for sale                          (20,336)      (124,589)
                         Purchase of securities held to maturity                           (135,039)       (16,525)
                         Net increase in loans                                              (41,677)       (40,924)
                         Proceeds from sales of loans                                         2,713          1,791
                         Purchases of premises and equipment                                 (4,561)        (3,240)
                                                                                           --------       --------
                               Net cash used by investing activities                       (129,784)      (113,230)

 Financing activities    Net increase in demand and savings deposits                        100,801         22,051
                         Net increase in time deposits                                       51,988         39,092
                         Net (decrease) in other borrowed money                             (45,000)
                         Dividends paid                                                      (2,612)        (2,233)
                         Proceeds from issuance of common stock under
                              dividend reinvestment and other stock plans                     1,837          1,304
                          Other                                                                 109             19
                                                                                           --------       --------
                               Net cash provided by financing activities                    107,123         60,233

                         Decrease in cash and cash equivalents                               (1,266)       (25,084)
                         Cash and cash equivalents at beginning of year                     208,834        209,857
                                                                                           --------       --------
                         Cash and cash equivalents at end of period                        $207,568       $184,773
                                                                                           --------       --------


                         Supplemental disclosures of cash flow information:
                           Cash paid during the period for:
                             Interest                                                       $19,877        $18,444
                             Income taxes                                                       535            131
                           Other noncash activities
                             Transfer of securities to securities available for sale        $82,933             $0

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A.       Consolidated Financial Statements

                  The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The accompanying financial statements include the consolidated accounts of the former Independence Bancorp, Bergen County, New Jersey, for all periods presented. Independence Bancorp was merged into Commerce Bancorp, Inc. on January 21, 1997 and its wholly-owned subsidiary bank, Independence Bank of New Jersey, was thereafter renamed Commerce Bank/North. The transaction was accounted for as a pooling of interests. Certain amounts in prior periods have been reclassified for comparative purposes. No restructuring charges were recorded in connection with this acquisition.

                  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report for the period ended December 31, 1996. The results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

                  The consolidated financial statements include the accounts of Commerce Bancorp, Inc. (the "Company") and all of its subsidiaries, including Commerce Bank, N.A. ("Commerce NJ"), Commerce Bank/Pennsylvania, N.A., Commerce Bank/Shore, N.A., and Commerce Bank/North. All material intercompany transactions have been eliminated.

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

C.       Employee Stock Ownership Plan (ESOP) Debt Guarantee

                  The Company has guaranteed a debt obligation of its Employee Stock Ownership Plan ("ESOP") which originated at $7,500,000 and has been reduced to $3,077,000 through principal reductions. Accordingly, the loan amount is reflected in the Company's consolidated balance sheet as a liability and an equal amount, representing deferred employee benefits, has been recorded as a deduction from stockholders' equity. The ESOP obtained the loan in 1990 to acquire a new class of Company Cumulative Convertible Preferred Stock (Series C) at a price of $18.00 per share.

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

D.       Recent Accounting Statement

                           In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended March 31, 1997 and March 31, 1996 of $.03 and $.01 per share, respectively. The impact of Statement 128 on the calulation of fully diluted earnings per share for these quarters is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         Capital Resources

                  At March 31, 1997, stockholders' equity totaled $204.4 million or 6.11% of total assets, compared to $204.1 million or 6.31% of total assets at December 31, 1996.

                  The table below presents the Company's and Commerce NJ's risk-based and leverage ratios at March 31, 1997 and 1996:

                                                                   Per Regulatory Guidelines
                                          Actual                Minimum          "Well Capitalized"
                                    Amount        Ratio    Amount        Ratio    Amount       Ratio

March 31, 1997
Company
   Risk based capital ratios:
     Tier 1                       $213,082        12.65%   $67,369        4.00%  $101,054         6.00%
     Total capital                 255,626        15.18    134,739        8.00    168,424        10.00
   Leverage ratio                  213,082         6.58     97,133        3.00    161,888         5.00

Commerce NJ
   Risk based capital ratios:
     Tier 1                       $149,347        13.44%   $44,463        4.00%   $66,694         6.00%
     Total capital                 161,923        14.57     88,926        8.00    111,157        10.00
   Leverage ratio                  149,347         7.01     63,918        3.00    106,530         5.00


March 31, 1996
Company
   Risk based capital ratios:
     Tier 1                       $179,270        12.66%   $56,644        4.00%   $84,966         6.00%
     Total capital                 218,526        15.43    113,288        8.00    141,611        10.00
   Leverage ratio                  179,270         6.48     83,019        3.00    138,365         5.00

Commerce NJ
   Risk based capital ratios:
     Tier 1                       $138,680        14.45%   $38,396        4.00%   $57,593         6.00%
     Total capital                 149,701        15.60     76,791        8.00     95,989        10.00
   Leverage ratio                  138,680         7.35     56,572        3.00     94,287         5.00


                At March 31, 1997, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes as of March 31, 1997, that the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

         Deposits

                  Total deposits at March 31, 1997 were $3.07 billion, up $482.1 million, or 19% over total deposits of $2.59 billion at March 31, 1996, and up by $152.8 million, or 5% from year-end 1996. Deposit growth during the first three months of 1997 was largely from core deposits in all categories. In addition, the Company experienced "same-store core deposit growth" of 11.2% at March 31, 1997 as compared to deposits a year ago.

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

                  The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate 200 basis point change during the next year, with rates remaining constant in the second year. The Company's Asset/Liability Committee (ALCO) policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 15% of net income in the flat rate scenario in the first year and within 30% over the two year time frame. At March 31, 1997, the Company's income simulation model indicates an acceptable level of interest rate risk.

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

                  Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point change would result in the loss of 70% or more of the excess of market value over book value in the current rate scenario. At March 31, 1997, the market value of equity model indicates an acceptable level of interest rate risk.

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

         Short-Term Borrowings

                  Short-term borrowings, or other borrowed money, consist of securities sold under agreement to repurchase. During the first three months of 1997, these borrowings were used as an additional source of funding for the investment portfolio and to fund loan growth. At March 31, 1997, short-term borrowings aggregated $25.0 million, as compared to $70.0 million at December 31, 1996, and had an average rate of 5.77%.

         Interest Earning Assets

                  For the three month period ended March 31, 1997, interest earning assets increased $102.5 million from $2.92 billion to $3.02 billion. This increase was primarily in investment securities and the loan portfolio as described below.

         Loans

                  During the first three months of 1997, loans increased $39.0 million from $1.27 billion to $1.31 billion. At March 31, 1997, loans represented 42% of total deposits and 39% of total assets.

                  The increase in the loan portfolio was due primarily to loans secured by 1-4 family residential properties (including home equity loans) and loans secured by commercial real estate properties.

         Investments

                In total, for the first three months of 1997, securities increased $64.4 million from $1.62 billion to $1.68 billion. Deposit growth and other funding sources were used to increase the Company's investment portfolio. The available for sale portfolio rose $44.9 million to $812.4 million from $767.5 million at year-end 1996, and the securities held to maturity portfolio increased $26.6 million to $864.1 million from $837.5 million. At March 31, 1997, the average life of the investment portfolio was approximately 6.2 years, and the duration was approximately 4.5 years.

                Short-term investments (Federal funds sold) decreased $1.3 million from $27.0 million at year-end 1996 to $25.7 million at March 31, 1997. At March 31, 1997, total securities and Federal funds sold aggregated $1.71 billion and represented 51% of total assets.

                In connection with the acquisition of Independence Bancorp, management reclassified $83.8 million of investment securities from held to maturity to available for sale during the first quarter. Unrealized losses on those securities transferred were $840 thousand.

         Net Income

                Net income for the first quarter of 1997 was $9.4 million, an increase of $2.3 million over the $7.1 million recorded for the first quarter of 1996. On a per share basis, fully diluted net income for the first quarter of 1997 was $.56 per common share compared to $.44 per common share for the first quarter of 1996.

                Return on average  assets  (ROA) and  return on  average  equity
         (ROE) for the first quarter of 1997 were 1.17% and 18.26%, respectively, compared to 1.02% and 15.70%, respectively, for the same 1996 period.

          Net Interest Income

                Net interest income totaled $34.5 million for the first quarter of 1997, an increase of $5.5 million or 19% from $29.0 million in the first quarter of 1996. The improvement in net interest income was due primarily to volume increases in the loan and investment portfolios.

         Noninterest Income

                Noninterest income totaled $12.9 million for the first quarter of 1997, an increase of $5.7 million or 79% from $7.2 million in the first quarter of 1996. The increase was due primarily to increased other operating income, which rose $5.3 million over the prior year, including $4.7 million of revenues from Commerce National Insurance Services, Inc. (Commerce Insurance), the insurance brokerage subsidiary formed in the fourth quarter of 1996. In addition, deposit charges and service fees increased $1.2 million from the first quarter of 1996 due to higher transaction volumes. These increases offset a decrease in net investment securities gains of $771 thousand from the first quarter of 1996.

         Noninterest Expense

                  For the first quarter of 1997, noninterest expense totaled $31.2 million, an increase of $6.8 million or 28% over the same period in 1996. Contributing to this increase was new branch activity over the past twelve months, with the number of branches increasing from 59 at March 31, 1996 to 68 at March 31, 1997, and the formation of Commerce Insurance in the fourth quarter of 1996. With the addition of these new offices and the insurance business, staff, facilities, marketing, and related expenses rose accordingly. Other noninterest expenses rose $831 thousand over the first quarter of 1996. This increase resulted primarily from expenses associated with the acquisition of Independence Bancorp and increased provisions for non-credit-related losses.

                  The Company's operating efficiency ratio (noninterest expenses, less other real estate, divided by net interest income plus noninterest income excluding non-recurring gains) was 64.83% for the first three months of 1997 as compared to 67.36% for the same 1996 period.

          Loan and Asset Quality

                  Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at March 31, 1997 were $18.8 million, or

         .56% of total assets compared to $19.5 million or .60% of total assets at December 31, 1996 and $19.9 million or .71% of total assets at March 31, 1996.

                  Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at March 31, 1997 were $10.7 million or .82% of total loans compared to $11.2 million or .89% of total loans at December 31, 1996 and $10.2 million or .93% of total loans at March 31, 1996. At March
         31, 1997, loans past due 90 days or more and still accruing interest amounted to $300 thousand compared to $259 thousand at December 31, 1996 and $693 thousand at March 31, 1996. Additional loans considered as potential problem loans by the Company's internal loan review department ($13.8 million at March 31, 1997) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

                  Other real estate (ORE) at March 31, 1997 totaled $8.0 million compared to $8.3 million at December 31, 1996 and $9.7 million at March 31, 1996. These properties have been written down to the lower of cost or fair value less disposition costs.

                  On pages 11 and 12 are tabular presentation showing detailed information about the Company's non-performing loans and assets and an analysis of the Company's allowance for loan losses and other related data for March 31, 1997, December 31, 1996, and March 31, 1996.

     The following summary presents information regarding non-performing loans and assets as of March 31, 1997 and the preceding four quarters: (dollar amounts in thousands)

                                              March 31,    Dec. 31,     Sept. 30,     June 30,    March 31,
                                                1997         1996         1996         1996         1996
Non-accrual loans:
  Commercial                                   $1,349       $1,595       $1,293       $1,230       $1,436
  Consumer                                      1,109          956        1,247        1,093        1,063
  Real Estate:
    Construction                                2,155        2,156        2,196        1,687        1,787
    Mortgage                                    6,074        6,005        6,032        6,931        5,611
                                              -------      -------      -------      -------      -------
      Total non-accrual loans                  10,687       10,712       10,768       10,941        9,897
                                              -------      -------      -------      -------      -------

Restructured loans
  Commercial                                       21           21           21           22          144
  Consumer                                                      29           29           59           60
  Real Estate:
    Construction
    Mortgage                                                   481          500                        84
                                              -------      -------      -------      -------      -------
      Total restructured loans                     21          531          550           81          288
                                              -------      -------      -------      -------      -------

  Total non-performing loans                   10,708       11,243       11,318       11,022       10,185
                                              -------      -------      -------      -------      -------

Other real estate                               8,042        8,252        8,323        8,606        9,694
                                              -------      -------      -------      -------      -------

Total non-performing assets                    18,750       19,495       19,641       19,628       19,879
                                              -------      -------      -------      -------      -------

Loans past due 90 days or more
  and still accruing                              300          259          632          923          693
                                              -------      -------      -------      -------      -------

Total non-performing assets and
  loans past due 90 days or more              $19,050      $19,754      $20,273      $20,551      $20,572
                                              =======      =======      =======      =======      =======

Total non-performing loans as a
  percentage of total period-end
  loans                                          0.82%        0.89%        0.92%        0.93%        0.93%

Total non-performing assets as a
  percentage of total period-end assets          0.56%        0.60%        0.64%        0.66%        0.71%

Total non-performing assets and loans
  past due 90 days or more as a
  percentage of total period-end assets          0.57%        0.61%        0.66%        0.69%        0.73%

Allowance for loan losses as a
  percentage of total non-performing
  loans                                           183%         160%         149%         150%         160%

Allowance for loan losses as a percentage
  of total period-end loans                      1.50%        1.42%        1.38%        1.39%        1.49%

Total non-performing assets and loans
  past due 90 days or more as a
  percentage of stockholders' equity and
  allowance for loan losses                         9%           9%          10%          10%          11%

        The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data: (dollar amounts in thousands)

                                                                          Year
                                             Three Months Ended           Ended
                                            03/31/97       03/31/96     12/31/96
Balance at beginning of period                $17,975        $16,014        $16,014
Provisions charged to operating expenses        1,626            794          4,857
                                             --------       --------       --------
                                               19,601         16,808         20,871
Recoveries on loans charged-off:
  Commercial                                       53             66            286
  Consumer                                         72             94            274
  Real estate                                      18              8             95
                                             --------       --------       --------
Total recoveries                                  143            168            655

Loans charged-off:
  Commercial                                      (42)          (186)        (1,202)
  Consumer                                       (158)          (169)        (1,046)
  Real estate                                       0           (365)        (1,303)
                                             --------       --------       --------
Total charged-off                                (200)          (720)        (3,551)
                                             --------       --------       --------
Net charge-offs                                   (57)          (552)        (2,896)
                                             --------       --------       --------

Balance at end of period                      $19,544        $16,256        $17,975
                                             ========       ========       ========


Net charge-offs as a percentage of
average loans outstanding                        0.02%          0.21%          0.25%

                           PART II. OTHER INFORMATION


Item 4.           Submission of Matters to a Vote of Securities Holders

                  A Special Meeting of the Registrants's Shareholders was held on January 8, 1997. The only item of business acted upon at the Special Meeting was a proposal to approve the issuance of shares of the Registrant's common stock in connection with the merger of Independence Bancorp with and into the Registrant. The number of votes cast for and against the proposal was as follows:

                  For        Against        Abstain   Broker-Non-Votes
               7,345,964      891,638        50,617          0

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibit 11 - Computation of Net Income Per Share

                           A Current Report on Form 8-K , dated January 28, 1997, relating to the consummation of the acquisition of Independence Bancorp, Inc. was filed on February 4, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          COMMERCE BANCORP, INC.
                                              (Registrant)



  May 14,1997
    (Date)                                 C. EDWARD JORDAN, JR.
                                          EXECUTIVE VICE PRESIDENT
                                        (PRINCIPAL FINANCIAL OFFICER)