Form 10-Q/A
period 1997-03-31
COMMERCE BANCORP INC /NJ/
filed 1997-06-02
CIK 715096

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-Q/A


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

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operation

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

Item 6.           Exhibits and Reports on Form 8-K

                     Commerce Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                             March 31,         December 31,
                 (dollars in thousands)                                                        1997               1996
Assets           Cash and due from banks                                                     $181,918           $181,858
                 Federal funds sold                                                            25,650             26,975
                                                                                           ----------         ----------
                                Cash and cash equivalents                                     207,568            208,833
                 Mortgages held for sale                                                        1,818              1,314
                 Trading securities                                                             8,165             15,327
                 Securities available for sale                                                812,418            767,487
                 Securities held to maturity:
                              U.S. Government agency and mortgage-backed obligations          823,524            797,045
                              Obligations of state and political subdivisions                  22,638             22,674
                              Other securities                                                 17,970             17,793
                                                                                           ----------         ----------
                                Total securities held to maturity
                                 (market value 1997-$828,344; 1996-$815,888)                  864,132            837,512
                 Loans                                                                      1,305,779          1,266,855
                              Less allowance for loan losses                                   19,544             17,975
                                                                                           ----------         ----------
                                                                                            1,286,235          1,248,880
                 Bank premises and equipment, net                                              95,692             94,339
                 Other assets                                                                  69,270             58,460
                                                                                           ----------         ----------
                                                                                           $3,345,298         $3,232,152
                                                                                           ==========         ==========

Liabilities      Deposits:
                              Demand:
                                Interest-bearing                                             $956,632           $884,310
                                Noninterest-bearing                                           635,976            626,664
                              Savings                                                         657,827            638,660
                              Time                                                            822,024            770,036
                                                                                           ----------         ----------
                                Total deposits                                              3,072,459          2,919,670

                 Other borrowed money                                                          25,000             70,000
                 Other liabilities                                                             17,441             12,185
                 Obligation to Employee Stock Ownership Plan (ESOP)                             3,077              3,333
                 Long-term debt                                                                23,000             23,000
                                                                                           ----------         ----------
                                                                                            3,140,977          3,028,188

Stockholders'    Common stock, 15,721,180 shares issued (15,689,167 shares in 1996)            24,564             23,546
Equity           Series C preferred stock, 417,000 shares authorized, issued and outstanding (liquidating preference:
                               $18.00 per share totaling $7,506)                                7,506              7,506
                 Series A preferred stock                                                                             30
                 Capital in excess of par or stated value                                     166,965            144,551
                 Retained earnings                                                             11,057             36,086
                                                                                           ----------         ----------
                                                                                              210,092            211,719
                 Less commitment to ESOP                                                        4,147              4,403
                 Less treasury stock, at cost, 100,159 shares
                              in 1997 (267,378 in 1996)                                         1,624              3,352
                                                                                           ----------         ----------
                                Total stockholders' equity                                    204,321            203,964
                                                                                           ----------         ----------
                                                                                           $3,345,298         $3,232,152
                                                                                           ==========         ==========

                                       1

                     Commerce Bancorp, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)

                                                                      Three Months Ended
                                                                           March 31,
             (dollars in thousands, except per share amounts)          1997         1996
Interest     Interest and fees on loans                                $28,113      $24,406
income       Interest on investments                                    26,814       21,682
             Other interest                                                412        1,201
                                                                        ------       ------
                  Total interest income                                 55,339       47,289
                                                                        ------       ------

Interest     Interest on deposits:
expense         Demand                                                   5,471        4,446
                Savings                                                  3,770        3,013
                Time                                                    10,666       10,320
                                                                        ------       ------
                  Total interest on deposits                            19,907       17,779
             Interest on other borrowed money                              460           31
             Interest on long-term debt                                    506          506
                                                                        ------       ------
                  Total interest expense                                20,873       18,316
                                                                        ------       ------

             Net interest income                                        34,466       28,973
             Provision for loan losses                                   1,626          794
                                                                        ------       ------
             Net interest income after provision for loan losses        32,840       28,179

Noninterest  Deposit charges and service fees                            6,198        5,036
income       Other operating income                                      6,751        1,438
             Net investment securities gains                                 0          771
                                                                        ------       ------
                  Total noninterest income                              12,949        7,245
                                                                        ------       ------

Noninterest  Salaries                                                   11,902        8,379
expense      Benefits                                                    2,746        2,260
             Occupancy                                                   3,334        3,008
             Furniture and equipment                                     4,041        3,095
             Office                                                      3,089        2,367
             Audit and regulatory fees and assessments                     375          423
             Marketing                                                   1,239        1,103
             Other real estate (net)                                       469          505
             Other                                                       4,011        3,183
                                                                        ------       ------
                  Total noninterest expenses                            31,206       24,323
                                                                        ------       ------

             Income before income taxes                                 14,583       11,101
             Provision for federal and state income taxes                5,149        3,940
                                                                        ------       ------
             Net income                                                  9,434        7,161

             Dividends on preferred stocks                                 141          281
                                                                        ======       ======
             Net income applicable to common stock                      $9,293       $6,880
                                                                        ======       ======

             Net income per common and common equivalent share:
                Primary                                                  $0.57        $0.49
                                                                        ------       ------
                Fully diluted                                            $0.56        $0.45
                                                                        ------       ------
             Average common and common equivalent shares outstanding:
                Primary                                                 16,292       14,016
                                                                        ------       ------
                Fully diluted                                           16,908       15,365
                                                                        ------       ------
             Cash dividends declared, common stock                       $0.20        $0.16
                                                                        ======       ======

                     Commerce Bancorp, Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                          Three Months Ended March 31,
                        (dollars in thousands)                                                1997          1996
Operating activities     Net income                                                          $9,434          7,161
                         Adjustments to reconcile net income to net cash
                            provided by operating activities:
                               Provision for loan losses                                      1,626            794
                               Provision for depreciation, amortization and accretion         4,113          4,121
                               Gains on sales of securities available for sale                 (771)
                               Proceeds from sales of mortgages held for sale                 3,492          2,105
                               Originations of mortgages held for sale                       (3,996)        (3,378)
                               Net loan (chargeoffs)                                            (57)          (552)
                               Net (increase)decrease in trading securities                   7,162          3,693
                               (Increase) decrease in other assets                           (5,739)         7,428
                               Increase in other liabilities                                  5,212          7,377
                                                                                           --------       --------
                              Net cash provided by operating activities                      21,247         27,978

 Investing activities    Proceeds from the sales of securities available for sale                 0         28,942
                         Proceeds from the maturity of securities available for sale         44,655         24,309
                         Proceeds from the maturity of securities held to maturity           24,461         18,807
                         Purchase of securities available for sale                          (20,336)      (124,589)
                         Purchase of securities held to maturity                           (135,039)       (16,525)
                         Net increase in loans                                              (41,637)       (42,755)
                         Proceeds from sales of loans                                         2,713          1,791
                         Purchases of premises and equipment                                 (4,561)        (3,240)
                                                                                           --------       --------
                               Net cash used by investing activities                       (129,744)      (113,260)

 Financing activities    Net increase in demand and savings deposits                        100,801         22,051
                         Net increase in time deposits                                       51,988         39,092
                         Net (decrease) in other borrowed money                             (45,000)
                         Dividends paid                                                      (2,612)        (2,268)
                         Proceeds from issuance of common stock under
                              dividend reinvestment and other stock plans                     1,837          1,304
                          Other                                                                 217             19
                                                                                           --------       --------
                               Net cash provided by financing activities                    107,231         60,198

                         Decrease in cash and cash equivalents                               (1,265)       (25,084)
                         Cash and cash equivalents at beginning of year                     208,833        209,857
                                                                                           --------       --------
                         Cash and cash equivalents at end of period                        $207,568       $184,773
                                                                                           --------       --------


                         Supplemental disclosures of cash flow information:
                           Cash paid during the period for:
                             Interest                                                       $19,877        $18,444
                             Income taxes                                                       535            131
                           Other noncash activities
                             Transfer of securities to securities available for sale        $82,933             $0

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

                           In addition, Commerce NJ has a loan outstanding to the Employee Stock Ownership Plan of the former Independence Bancorp ("Independence ESOP") totaling $1,070,000 at March 31, 1997. This amount has been recorded as a deduction from stockholders' equity. The loan was paid off in May, 1997. The Independence ESOP has applied to the Internal Revenue Service for a ruling with regard to its termination.

D.       Recent Accounting Statement

                           In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended March 31, 1997 and March 31, 1996 of $.03 and $.02 per share, respectively. The impact of Statement 128 on the calulation of fully diluted earnings per share for these quarters is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         Capital Resources

                  At March 31, 1997, stockholders' equity totaled $204.3 million or 6.11% of total assets, compared to $204.0 million or 6.31% of total assets at December 31, 1996.

                  The table below presents the Company's and Commerce NJ's risk-based and leverage ratios at March 31, 1997 and 1996:

                                                                   Per Regulatory Guidelines
                                          Actual                Minimum          "Well Capitalized"
                                    Amount        Ratio    Amount        Ratio    Amount       Ratio

March 31, 1997
Company
   Risk based capital ratios:
     Tier 1                       $212,974        12.65%   $67,369        4.00%  $101,054         6.00%
     Total capital                 255,518        15.17    134,739        8.00    168,424        10.00
   Leverage ratio                  212,974         6.58     97,133        3.00    161,888         5.00

Commerce NJ
   Risk based capital ratios:
     Tier 1                       $149,347        13.44%   $44,463        4.00%   $66,694         6.00%
     Total capital                 161,923        14.57     88,926        8.00    111,157        10.00
   Leverage ratio                  149,347         7.01     63,918        3.00    106,530         5.00


March 31, 1996
Company
   Risk based capital ratios:
     Tier 1                       $179,162        12.65%   $56,646        4.00%   $84,969         6.00%
     Total capital                 218,418        15.42    113,292        8.00    141,615        10.00
   Leverage ratio                  179,162         6.47     83,020        3.00    138,367         5.00

Commerce NJ
   Risk based capital ratios:
     Tier 1                       $138,680        14.45%   $38,396        4.00%   $57,593         6.00%
     Total capital                 149,701        15.60     76,791        8.00     95,989        10.00
   Leverage ratio                  138,680         7.35     56,572        3.00     94,287         5.00


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

         Net Income

                Net income for the first quarter of 1997 was $9.4 million, an increase of $2.2 million over the $7.2 million recorded for the first quarter of 1996. On a per share basis, fully diluted net income for the first quarter of 1997 was $.56 per common share compared to $.45 per common share for the first quarter of 1996.

                Return on average  assets  (ROA) and  return on  average  equity
         (ROE) for the first quarter of 1997 were 1.17% and 18.26%, respectively, compared to 1.03% and 15.83%, respectively, for the same 1996 period.

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

         Noninterest Expense

                  For the first quarter of 1997, noninterest expense totaled $31.2 million, an increase of $6.9 million or 28% over the same period in 1996. Contributing to this increase was new branch activity over the past twelve months, with the number of branches increasing from 59 at March 31, 1996 to 68 at March 31, 1997, and the formation of Commerce Insurance in the fourth quarter of 1996. With the addition of these new offices and the insurance business, staff, facilities, marketing, and related expenses rose accordingly. Other noninterest expenses rose $831 thousand over the first quarter of 1996. This increase resulted primarily from expenses associated with the acquisition of Independence Bancorp and increased provisions for non-credit-related losses.

                  The Company's operating efficiency ratio (noninterest expenses, less other real estate, divided by net interest income plus noninterest income excluding non-recurring gains) was 64.83% for the first three months of 1997 as compared to 67.19% for the same 1996 period.

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