Form 10-Q
period 1997-06-30
COMMERCE BANCORP INC /NJ/
filed 1997-08-14
CIK 715096

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1997

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

                 Yes    __X__                 No  _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.




           Common Stock                                  15,893,337
         (Title of Class)                      (No. of Shares Outstanding
                                                     as of  8/08/97)



Series C ESOP Cumulative Con-
   vertible Preferred Stock                              417,000
         (Title of Class)                      (No. of Shares Outstanding
                                                     as of  8/08/97)

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES




                                      INDEX



                                                                            Page


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets (unaudited)
             June 30, 1997 and December 31, 1996 ..........................1

          Consolidated Statements of Income (unaudited)
            Three months ended June 30, 1997 and June 30, 1996
            and six months ended June 30, 1997 and June 30, 1996 ..........2

          Consolidated Statements of Cash Flows (unaudited)
             Six months ended June 30, 1997 and June 30, 1996 .............3

          Notes to Consolidated Financial Statements (unaudited) ........4-5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation ...........................6-13

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders ............14

Item 6.   Exhibits and Reports on Form 8-K ...............................15

                     Commerce Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                         June 30,         December 31,
     (dollars in thousands)                                                                1997              1996
Assets
     Cash and due from banks                                                            $  183,937        $  181,858
     Federal funds sold                                                                                       26,975
                                                                                        ----------        ----------
               Cash and cash equivalents                                                   183,937           208,833
     Mortgages held for sale                                                                 2,675             1,314
     Trading securities                                                                     25,677            15,327
     Securities available for sale                                                         939,782           767,487
     Securities held to maturity:
          U.S. Government agency and mortgage-backed obligations                           890,995           797,045
          Obligations of state and political subdivisions                                   24,706            22,674
          Other securities                                                                  18,986            17,793
                                                                                        ----------        ----------
               Total securities held to maturity
                    (market value 1997-$914,019; 1996-$815,888)                            934,687           837,512
     Loans                                                                               1,361,884         1,266,855
               Less allowance for loan losses                                               20,371            17,975
                                                                                        ----------        ----------
                                                                                         1,341,513         1,248,880
     Bank premises and equipment, net                                                      100,031            94,339
     Other assets                                                                           69,677            58,460
                                                                                        ----------        ----------
                                                                                        $3,597,979        $3,232,152
                                                                                        ==========        ==========

Liabilities
     Deposits:
          Demand:
            Interest-bearing                                                            $  972,697        $  884,310
            Noninterest-bearing                                                            701,623           626,664
          Savings                                                                          691,820           638,660
          Time                                                                             821,139           770,036
                                                                                        ----------        ----------
            Total deposits                                                               3,187,279         2,919,670

     Other borrowed money                                                                   90,000            70,000
     Other liabilities                                                                      15,727            12,185
     Obligation to Employee Stock Ownership Plan (ESOP)                                      2,821             3,333
     Trust Capital Securities - Commerce Capital Trust I                                    57,500
     Long-term debt                                                                         23,000            23,000
                                                                                        ----------        ----------
                                                                                         3,376,327         3,028,188

Stockholders'
Equity
     Common stock, 15,828,784 shares issued (15,689,167 shares in 1996)                     24,732            23,546
     Series C preferred stock, 417,000 shares authorized, issued and outstanding
          (liquidating preference: $18.00 per share totaling $7,506)                         7,506             7,506
     Series A preferred stock                                                                                     30
     Capital in excess of par or stated value                                              168,310           144,551
     Retained earnings                                                                      25,549            36,086
                                                                                        ----------        ----------
                                                                                           226,097           211,719
     Less commitment to ESOP                                                                 2,821             4,403
     Less treasury stock, at cost, 100,159 shares in 1997
          (267,378 in 1996)                                                                  1,624             3,352
                                                                                        ----------        ----------
               Total stockholders' equity                                                  221,652           203,964
                                                                                        ----------        ----------

                                                                                        $3,597,979        $3,232,152
                                                                                        ==========        ==========

                     Commerce Bancorp, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)

                                                              Three Months Ended        Six Months Ended
                                                                  June 30,                  June 30,
          (dollars in thousands,
          except per share amounts)                          1997         1996         1997         1996
Interest
income    Interest and fees on loans                       $ 29,819     $ 25,575     $ 57,932     $ 49,981
          Interest on investments                            29,010       23,166       55,824       44,848
          Other interest                                        319          352          731        1,553
                                                           --------     --------     --------     --------
            Total interest income                            59,148       49,093      114,487       96,382
                                                           --------     --------     --------     --------

Interest
expense   Interest on deposits:
            Demand                                            5,838        4,839       11,309        9,285
            Savings                                           4,108        3,152        7,878        6,165
            Time                                             10,926        9,417       21,592       19,737
                                                           --------     --------     --------     --------
              Total interest on deposits                     20,872       17,408       40,779       35,187
          Interest on other borrowed money                    1,004          612        1,464          643
          Interest on long-term debt                            818          506        1,324        1,012
                                                           --------     --------     --------     --------
              Total interest expense                         22,694       18,526       43,567       36,842
                                                           --------     --------     --------     --------

          Net interest income                                36,454       30,567       70,920       59,540
          Provision for loan losses                           1,326          774        2,952        1,568
                                                           --------     --------     --------     --------
          Net interest income after
               provision for loan losses                     35,128       29,793       67,968       57,972

Non-
interest
income    Deposit charges and service fees                    6,463        5,291       12,661       10,327
          Other operating income                              7,108        2,107       13,859        3,545
          Net investment securities gains                         0           48            0          819
                                                           --------     --------     --------     --------
            Total noninterest income                         13,571        7,446       26,520       14,691
                                                           --------     --------     --------     --------

Non-
interest
expense   Salaries                                           12,669        9,044       24,571       17,423
          Benefits                                            2,949        2,155        5,695        4,415
          Occupancy                                           3,260        2,943        6,594        5,951
          Furniture and equipment                             4,440        3,397        8,481        6,492
          Office                                              3,305        2,614        6,394        4,981
          Audit and regulatory fees and assessments             379          470          754          893
          Marketing                                           1,421        1,144        2,660        2,247
          Other real estate (net)                               492          501          961        1,006
          Other                                               4,192        3,354        8,203        6,537
                                                           --------     --------     --------     --------
            Total noninterest expenses                       33,107       25,622       64,313       49,945
                                                           --------     --------     --------     --------

          Income before income taxes                         15,592       11,617       30,175       22,718
          Provision for federal and state income taxes        5,558        4,107       10,707        8,047
                                                           --------     --------     --------     --------
          Net income                                         10,034        7,510       19,468       14,671

          Dividends on preferred stocks                         140          280          281          561
                                                           --------     --------     --------     --------
          Net income applicable to common stock            $  9,894     $  7,230     $ 19,187     $ 14,110
                                                           ========     ========     ========     ========

          Net income per common and common
           equivalent share:
            Primary                                        $   0.60     $   0.51     $   1.17     $   1.00
                                                           --------     --------     --------     --------
            Fully diluted                                  $   0.58     $   0.48     $   1.14     $   0.93
                                                           --------     --------     --------     --------
          Average common and common equivalent
           shares outstanding:
            Primary                                          16,438       14,137       16,368       14,078
                                                           --------     --------     --------     --------
            Fully diluted                                    17,155       15,536       17,127       15,492
                                                           --------     --------     --------     --------
          Cash dividends declared, common stock            $   0.20     $   0.17     $   0.40     $   0.33
                                                           ========     ========     ========     ========

                     Commerce Bancorp, Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                    Six Months Ended June 30,
                     (dollars in thousands)                                            1997            1996
Operating
activities           Net income                                                     $  19,468         14,671
                     Adjustments to reconcile net income to net cash
                       provided by operating activities:
                         Provision for loan losses                                      2,952          1,568
                         Provision for depreciation, amortization and accretion         8,124          7,892
                         Gains on sales of securities available for sale                                (899)
                         Proceeds from sales of mortgages held for sale                10,598         13,442
                         Originations of mortgages held for sale                      (11,959)       (11,504)
                         Net loan (chargeoffs)                                           (556)        (1,055)
                         Net (increase) in trading securities                         (10,350)        (2,763)
                         (Increase) decrease in other assets                          (11,145)         6,384
                         Increase in other liabilities                                  3,542          2,238
                                                                                    ---------      ---------
                              Net cash provided by operating activities                10,674         29,974

Investing
activities          Proceeds from the sales of securities available for sale                0         56,583
                    Proceeds from the maturity of securities available for sale        60,692         25,912
                    Proceeds from the maturity of securities held to maturity          53,481         49,874
                    Purchase of securities available for sale                        (151,963)      (225,202)
                    Purchase of securities held to maturity                          (234,236)       (42,981)
                    Net increase in loans                                            (101,598)      (141,171)
                    Proceeds from sales of loans                                        6,569          4,290
                    Purchases of premises and equipment                               (12,141)       (12,692)
                                                                                    ---------      ---------
                              Net cash used by investing activities                  (379,196)      (285,387)

Financing
activities          Net increase in demand and savings deposits                       216,506        137,499
                    Net increase in time deposits                                      51,103         23,263
                    Net increase in other borrowed money                               20,000         61,800
                    Dividends paid                                                     (5,730)        (4,549)
                    Proceeds from issuance of Trust Capital Securities                 57,500
                    Proceeds from issuance of common stock under
                      dividend reinvestment and other stock plans                       3,103          2,228

                    Other                                                               1,144            213
                                                                                    ---------      ---------
                              Net cash provided  by financing activities              343,626        220,454

                    Decrease in cash and cash equivalents                             (24,896)       (34,959)
                    Cash and cash equivalents at beginning of year                    208,833        209,857
                                                                                    ---------      ---------
                    Cash and cash equivalents at end of period                      $ 183,937      $ 174,898
                                                                                    =========      =========

                    Supplemental disclosures of cash flow information:
                      Cash paid during the period for:
                        Interest                                                    $  44,088      $  36,063
                        Income taxes                                                   11,547          8,241
                                                                                    ---------      ---------

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


A.   Consolidated Financial Statements

          The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The accompanying financial statements include the consolidated accounts of the former Independence Bancorp of Bergen County, New Jersey, for all periods presented. Independence Bancorp was merged into Commerce Bancorp, Inc. on January 21, 1997 and its wholly-owned bank subsidiary, Independence Bank of New Jersey, was renamed Commerce Bank/North. The transaction was accounted for as a pooling of interests. Certain amounts in prior periods have been reclassified for comparative purposes. No restructuring charges were recorded in connection with this acquisition.

          These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report for the period ended December 31, 1996. The results for the three months ended June 30, 1997 and the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

          The consolidated financial statements include the accounts of Commerce Bancorp, Inc. (the "Company") and all of its subsidiaries, including Commerce Bank, N.A. ("Commerce NJ"), Commerce Bank/Pennsylvania, N.A., Commerce Bank/Shore, N.A., Commerce Bank/North, and Commerce Capital Trust
     I. All material intercompany transactions have been eliminated.

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

C.   Employee Stock Ownership Plan (ESOP) Debt Guarantee

          The Company has guaranteed a debt obligation of its Employee Stock Ownership Plan ("ESOP") which originated at $7,500,000 and has been reduced to $2,821,000 through principal reductions. Accordingly, the loan amount is reflected in the Company's consolidated balance sheet as a liability and an equal amount, representing deferred employee benefits, has been recorded as a deduction from stockholders' equity. The ESOP obtained the loan in 1990 to acquire a new class of Company Cumulative Convertible Preferred Stock (Series C) at a price of $18.00 per share. The loan was refinanced in 1994, and is payable in quarterly installments with the final payment due January 28, 2000. The loan bears interest at a variable rate, although the rate can be fixed at future repricing dates in accordance with the loan agreement. As the Company makes annual contributions to the ESOP, these contributions, plus dividends from the Company's Series C Preferred Stock held by the ESOP, will be used to repay the loan.

D.   Recent Accounting Statement

          In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended June 30, 1997 and June 30, 1996 of $.03 and $.04 per share, respectively, and an increase in primary earnings per share for the six months ended June 30, 1997 and June 30, 1996 of $.06 and $.07 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

E.   Trust Capital Securities

          On June 9, 1997, the Company issued $57.5 million of 8.75% Trust Capital Securities through Commerce Capital Trust I, a newly formed Delaware business trust subsidiary of the Company. The net proceeds of the offering will be used for general corporate purposes, which may include contributions to subsidiary banks to fund their operations, the financing of one or more future acquisitions, repayment of indebtedness of the Company or of its subsidiary banks, investments in or extensions of credit to its subsidiaries, or the repurchase of shares of the Company's outstanding common stock. All $57.5 million of the Trust Capital Securities qualify as Tier 1 capital for regulatory capital purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

          Capital Resources

               At June 30, 1997, stockholders' equity totaled $221.7 million or 6.16% of total assets, compared to $204.0 million or 6.31% of total assets at December 31, 1996.

               On June 9, 1997, the Company issued $57.5 million of 8.75% Trust Capital Securities through Commerce Capital Trust I, a newly formed Delaware business trust subsidiary of the Company. The net proceeds of the offering will be used for general corporate purposes, which may include contributions to subsidiary banks to fund their operations, the financing of one or more future acquisitions, repayment of indebtedness of the Company or of its subsidiary banks, investments in or extensions of credit to its subsidiaries, or the repurchase of shares of the Company's outstanding common stock. All $57.5 million of the Trust Capital Securities qualify as Tier 1 capital for regulatory capital purposes.

               The  table  below   presents  the  Company's  and  Commerce  NJ's
          risk-based and leverage ratios at June 30, 1997 and 1996:

                                                                               Per Regulatory Guidelines
                                                    Actual                    Minimum              "Well Capitalized"
                                            Amount         Ratio       Amount         Ratio       Amount         Ratio
June 30, 1997
Company
   Risk based capital ratios:
     Tier 1                                $280,148        15.58%     $ 71,914        4.00%      $107,872         6.00%
     Total capital                          323,519        17.99       143,829        8.00        179,786        10.00
   Leverage ratio                           280,148         8.14       103,237        3.00        172,062         5.00

Commerce NJ Risk based capital ratios:
     Tier 1                                $152,428        12.70%     $ 48,020        4.00%      $ 72,030         6.00%
     Total capital                          165,604        13.79        96,040        8.00        120,051        10.00
   Leverage ratio                           152,428         6.74        67,878        3.00        113,130         5.00

June 30, 1996
Company
   Risk based capital ratios:
     Tier 1                                $186,451        12.23%     $ 60,963        4.00%      $ 91,445         6.00%
     Total capital                          225,978        14.83       121,927        8.00        152,409        10.00
   Leverage ratio                           186,451         6.44        86,863        3.00        144,771         5.00

Commerce NJ Risk based capital ratios:
     Tier 1                                $142,282        13.83%     $ 41,154        4.00%      $ 61,731         6.00%
     Total capital                          153,473        14.92        82,308        8.00        102,885        10.00
   Leverage ratio                           142,282         7.21        59,229        3.00         98,716         5.00

               At June 30, 1997, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes as of June 30, 1997, that the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.





          Deposits

               Total deposits at June 30, 1997 were $3.19 billion, up $497.3 million, or 18% over total deposits of $2.69 billion at June 30, 1996, and up by $267.6 million, or 9% from year-end 1996. Deposit growth during the first six months of 1997 was largely from core deposits in all categories. In addition, the Company experienced "same-store core deposit growth" of 9.5% at June 30, 1997 as compared to deposits a year ago for those branches open for more than two years.

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

               The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate 200 basis point change during the next year, with rates remaining constant in the second year. The Company's Asset/Liability Committee (ALCO) policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 15% of net income in the flat rate scenario in the first year and within 30% over the two year time frame. At June 30, 1997, the Company's income simulation model indicates an acceptable level of interest rate risk.

               In the event the Company's interest rate risk models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale portfolio, or the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings.

               Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At June 30, 1997, the market value of equity model indicates an acceptable level of interest rate risk.

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

          Short-Term Borrowings

               Short-term borrowings, or other borrowed money, consist of securities sold under agreement to repurchase. During the first six months of 1997, these borrowings were used as an additional source of funding for the investment portfolio and to fund loan growth. At June 30, 1997, short-term borrowings aggregated $90.0 million and had an average rate of 5.67%.

          Interest Earning Assets

               For the six month period ended June 30, 1997, interest earning assets increased $349.2 million from $2.92 billion to $3.26 billion. This increase was primarily in investment securities and the loan portfolio as described below.

          Loans

               During the first six months of 1997, loans increased $95.0 million from $1.27 billion to $1.36 billion. At June 30, 1997, loans represented 43% of total deposits and 38% of total assets.

               The increase in the loan portfolio was due primarily to loans secured by 1-4 family residential properties (including home equity loans) and loans secured by commercial real estate properties.

          Investments

               In total, for the first six months of 1997, securities increased $279.8 million from $1.62 billion to $1.90 billion. Deposit growth and other funding sources were used to increase the Company's investment portfolio. The available for sale portfolio rose $172.3 million to $939.8 million from $767.5 million at year-end 1996, and the securities held to maturity portfolio increased $97.2 million to $934.7 million from $837.5 million. At June 30, 1997, the average life of the investment portfolio was approximately 5.9 years, and the duration was approximately 4.4 years. At June 30, 1997, total securities and Federal funds sold aggregated $1.90 billion and represented 53% of total assets.

          Net Income

               Net income for the second quarter of 1997 was $10.0 million, an increase of $2.5 million over the $7.5 million recorded for the second quarter of 1996. Net income for the first six months of 1997 was $19.5 million, an increase of $4.8 million over the $14.7 million recorded in the first six months of 1996. On a per share basis, fully diluted net income for the second quarter of 1997 and the first six months of 1997 were $.58 and $1.14 per common share compared to $.48 and $.93 per common share for the respective 1996 periods.

               Return on average assets (ROA) and return on average equity (ROE) for the second quarter of 1997 were 1.17% and 19.15%, respectively, compared to 1.04% and 16.97%, respectively, for the same 1996 period. ROA and ROE for the first six months of 1997 were 1.17% and 18.71%, respectively, compared to 1.04% and 16.39% a year ago.

          Net Interest Income

               Net interest income totaled $36.5 million for the second quarter of 1997, an increase of $5.9 million or 19% from $30.6 million in the second quarter of 1996. Net interest income for the first six months of 1997 totaled $70.9 million, up $11.4 million or 19% from the first six months of 1996. The improvement in net interest income for both periods was due primarily to volume increases in the loan and investment portfolios.

          Noninterest Income

               Noninterest income totaled $13.6 million for the second quarter of 1997, an increase of $6.1 million or 82% from $7.4 million in the second quarter of 1996. The increase was due primarily to increased other operating income, which rose $5.0 million over the prior year, including $3.9 million of revenues from Commerce National Insurance Services, Inc. (Commerce Insurance), the insurance brokerage subsidiary formed in the fourth quarter of 1996. In addition, deposit charges and service fees increased $1.2 million from the second quarter of 1996 due to higher transaction volumes.

               For the first six months of 1997, noninterest income totaled $26.5 million, an increase of $11.8 million or 81% from $14.7 million in the first six months of 1996. Other operating income rose $10.3 million over the first six months of 1996, including $8.6 million of revenues from Commerce Insurance. Deposit charges and service fees rose $2.3 million over the prior year due to higher transaction volumes. These increases offset a decrease in net investment securities gains of $819 thousand from the first six months of 1996.

          Noninterest Expense

               For the second quarter of 1997, noninterest expense totaled $33.1 million, an increase of $7.5 million or 29% over the same period in 1996. Contributing to this increase was new branch activity over the past twelve months, with the number of branches increasing from 62 at June 30, 1996 to 69 at June 30, 1997, and the formation of Commerce Insurance in the fourth quarter of 1996. With the addition of these new offices and the insurance business, staff, facilities, marketing, and related expenses rose accordingly. Other noninterest expenses rose $838 thousand over the first quarter of 1996. This increase resulted primarily from higher bank card-related services charges and increased provisions for non-credit-related losses.

               For the first six months of 1997, noninterest expense totaled $64.3 million, an increase of $14.4 million or 29% over $49.9 million in the first six months of 1996. Contributing to this increase was new branch activity and the formation of Commerce Insurance as noted above. Other noninterest expenses rose $1.7 million over the first six months of 1996. This increase resulted primarily from higher bank-card related service charges, expenses associated with the acquisition of Independence Bancorp, and increased provisions for non-credit-related losses.

               The Company's operating efficiency ratio (noninterest expenses, less other real estate, divided by net interest income plus noninterest income excluding non-recurring gains) was 65.02% for the first six months of 1997 as compared to 66.66% for the same 1996 period. The Company's efficiency ratio remains slightly above its peer group primarily due to its aggressive growth expansion activities and investments in technology.

          Loan and Asset Quality

               Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at June 30, 1997 were $17.3 million, or .48% of total assets compared to $19.5 million or .60% of total assets at December 31, 1996 and $19.6 million or .66% of total assets at June 30, 1996.

               Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at June 30, 1997 were $10.3 million or .76% of total loans compared to $11.2 million or .89% of total loans at December 31, 1996 and $11.0 million or .93% of total loans at June 30, 1996. At June 30, 1997, loans past due 90 days or more and still accruing interest amounted to $458 thousand compared to $259 thousand at December 31, 1996 and $923 thousand at June 30, 1996. Additional loans considered as potential problem loans by the Company's internal loan review department ($14.0 million at June 30, 1997) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

               Other real estate (ORE) at June 30, 1997 totaled $7.0 million compared to $8.3 million at December 31, 1996 and $8.6 million at June 30, 1996. These properties have been written down to the lower of cost or fair value less disposition costs.

               On pages 12 and 13 are tabular presentation showing detailed information about the Company's non-performing loans and assets and an analysis of the Company's allowance for loan losses and other related data for June 30, 1997, December 31, 1996, and June 30, 1996.

The following summary presents information regarding non-performing loans and assets as of June 30, 1997 and the preceding four quarters: (dollar amounts in thousands)

                                              June 30,     March 31,   December 31, September 30,  June 30,
                                                1997         1997         1996         1996         1996
Non-accrual loans:
  Commercial                                  $ 1,057      $ 1,349      $ 1,595      $ 1,293      $ 1,230
  Consumer                                      1,254        1,109          956        1,247        1,093
  Real Estate:
    Construction                                2,155        2,155        2,156        2,196        1,687
    Mortgage                                    5,818        6,074        6,005        6,032        6,931
                                              -------      -------      -------      -------      -------
      Total non-accrual loans                  10,284       10,687       10,712       10,768       10,941
                                              -------      -------      -------      -------      -------

Restructured loans
  Commercial                                       20           21           21           21           22
  Consumer                                                                   29           29           59
  Real Estate:
    Construction
    Mortgage                                                                481          500
                                              -------      -------      -------      -------      -------
      Total restructured loans                     20           21          531          550           81
                                              -------      -------      -------      -------      -------

  Total non-performing loans                   10,304       10,708       11,243       11,318       11,022
                                              -------      -------      -------      -------      -------

Other real estate                               7,035        8,042        8,252        8,323        8,606
                                              -------      -------      -------      -------      -------

Total non-performing assets                    17,339       18,750       19,495       19,641       19,628
                                              -------      -------      -------      -------      -------

Loans past due 90 days or more
  and still accruing                              458          300          259          632          923
                                              -------      -------      -------      -------      -------

Total non-performing assets and
  loans past due 90 days or more              $17,797      $19,050      $19,754      $20,273      $20,551
                                              =======      =======      =======      =======      =======

Total non-performing loans as a
  percentage of total period-end
  loans                                          0.76%        0.82%        0.89%        0.92%        0.93%

Total non-performing assets as a
  percentage of total period-end assets          0.48%        0.56%        0.60%        0.64%        0.66%

Total non-performing assets and loans
  past due 90 days or more as a
  percentage of total period-end assets          0.49%        0.57%        0.61%        0.66%        0.69%

Allowance for loan losses as a
  percentage of total non-performing
  loans                                           198%         183%         160%         149%         150%

Allowance for loan losses as a percentage
  of total period-end loans                      1.50%        1.50%        1.42%        1.38%        1.39%

Total non-performing assets and loans
  past due 90 days or more as a
  percentage of stockholders' equity and
  allowance for loan losses                         7%           9%           9%          10%          10%

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data: (dollar amounts in thousands)

                                                                              Year
                                                 Six Months Ended            Ended
                                             06/30/97       06/30/96       12/31/96
Balance at beginning of period               $ 17,975       $ 16,014       $ 16,014
Provisions charged to operating expenses        2,952          1,568          4,857
                                             --------       --------       --------
                                               20,927         17,582         20,871
Recoveries on loans charged-off:
  Commercial                                      104            112            286
  Consumer                                        134            134            274
  Real estate                                      42             72             95
                                             --------       --------       --------
Total recoveries                                  280            318            655

Loans charged-off:
  Commercial                                     (369)          (274)        (1,202)
  Consumer                                       (432)          (395)        (1,046)
  Real estate                                     (35)          (704)        (1,303)
                                             --------       --------       --------
Total charged-off                                (836)        (1,373)        (3,551)
                                             --------       --------       --------
Net charge-offs                                  (556)        (1,055)        (2,896)
                                             --------       --------       --------

Balance at end of period                     $ 20,371       $ 16,527       $ 17,975
                                             ========       ========       ========



Net charge-offs as a percentage of
average loans outstanding                        0.08%          0.19%          0.25%

                           PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Securities Holders

          The Annual Meeting of the Registrant's Shareholders was held on June 17, 1997. The only items of business acted upon at the Annual Meeting were (i) the election of nine directors for one year terms; (ii) approval of the amendment to the Company's Restated Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue by 30,000,000 shares and the number of shares of Preferred Stock that the Company is authorized to issue by 5,000,000 shares; and (iii) approval of the Commerce Bancorp, Inc. 1997 Employee Stock Option Plan. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes was as follows:

          (i)  Election of directors:

           Name of                                (Withhold Authority)
           Nominee                       For           Against

           Vernon W. Hill II          14,307,516       135,981
           C. Edward Jordan, Jr.      14,310,791       132,706
           David Baird, IV            14,308,724       134,773
           Robert C. Beck             14,188,388       255,109
           Jack R Bershad             14,179,749       263,748
           Joseph M. Buckelew         14,298,689       144,808
           Steven M. Lewis            14,310,881       132,616
           Morton N. Kerr             14,301,479       142,018
           Daniel J. Ragone           14,296,997       146,500
           Joseph T. Tarquini, Jr     14,124,991       132,506

          (ii) Approval of the amendment to the Company's Restated Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue by 30,000,000 shares and the number of shares of Preferred Stock that the Company is authorized to issue by 5,000,000 shares:

                                                                    Broker
                  For             Against         Abstain          Non-Vote
               8,948,995         2,685,048        98,970          2,710,484

          (iii)Approval of the Commerce Bancorp, Inc. 1997 Employee Stock Option Plan:

                                                                    Broker
                  For             Against         Abstain          Non-Vote
               9,016,928         2,881,733        136,057         2,408,779

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 11 - Computation of Net Income Per Share

               No reports on Form 8-K were filed during the second quarter ended June 30, 1997.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             COMMERCE BANCORP, INC.
                                                   (Registrant)

August 13,1997
   (Date)                                        C. EDWARD JORDAN, JR.
                                               EXECUTIVE VICE PRESIDENT
                                            (PRINCIPAL FINANCIAL OFFICER)