Form 10-Q
period 1997-09-30
COMMERCE BANCORP INC /NJ/
filed 1997-11-14
CIK 715096

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1997

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

                  Yes           X                No  _________________

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.




         Common Stock                                   15,897,257
         (Title of Class)                       (No. of Shares Outstanding
                                                      as of  11/07/97)



Series C ESOP Cumulative Con-
   vertible Preferred Stock                              417,000
         (Title of Class)                       (No. of Shares Outstanding
                                                      as of  11/07/97)

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES




                                      INDEX



                                                                          Page


PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated  Balance Sheets  (unaudited)
                        September 30, 1997 and December 31, 1996

                  Consolidated  Statements  of Income  (unaudited)
                        Three  months  ended  September  30,  1997 and
                        September 30, 1996 and nine months ended September 30, 1997 and September 30, 1996


                  Consolidated Statements of Cash Flows (unaudited)
                        Nine months ended September 30, 1997 and September 30, 1996

                  Notes to Consolidated Financial Statements (unaudited)

Item 2.           Management's Discussion and Analysis of Financial
                        Condition and Results of Operation

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                     Commerce Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                                                     September 30,     December 31,
                                                                                     --------------------------------
                 (dollars in thousands)                                                   1997              1996
---------------------------------------------------------------------------------------------------------------------
Assets           Cash and due from banks                                                $170,959          $181,858
                 Federal funds sold                                                                         26,975
                                                                                   --------------------------------
                               Cash and cash equivalents                                 170,959           208,833
                 Mortgages held for sale                                                   3,925             1,314
                 Trading securities                                                        8,765            15,327
                 Securities available for sale                                         1,221,645           767,487
                 Securities held to maturity:
                             U.S. Government agency and mortgage-backed obligations      863,170           797,045
                             Obligations of state and political subdivisions              18,870            22,674
                             Other securities                                             18,921            17,793
                                                                                   --------------------------------
                               Total securities held to maturity
                                (market value 1997-$891,550; 1996-$815,888)              900,961           837,512
                 Loans                                                                 1,391,388         1,266,855
                             Less allowance for loan losses                               20,934            17,975
                                                                                   --------------------------------
                                                                                       1,370,454         1,248,880
                 Bank premises and equipment, net                                        104,481            94,339
                 Other assets                                                             63,985            58,460
                                                                                   --------------------------------
                                                                                      $3,845,175        $3,232,152
                                                                                   ================================

Liabilities      Deposits:
                             Demand:
                               Interest-bearing                                       $1,049,474          $884,310
                               Noninterest-bearing                                       698,403           626,664
                             Savings                                                     684,417           638,660
                             Time                                                        892,920           770,036
                                                                                   --------------------------------
                               Total deposits                                          3,325,214         2,919,670

                 Other borrowed money                                                    186,711            70,000
                 Other liabilities                                                        13,360            12,185
                 Obligation to Employee Stock Ownership Plan (ESOP)                        2,564             3,333
                 Trust Capital Securities - Commerce Capital Trust I                      57,500
                 Long-term debt                                                           23,000            23,000
                                                                                   --------------------------------
                                                                                       3,608,349         3,028,188

Stockholders'    Common stock, 15,950,314 shares issued (15,689,167 shares in 1996)       24,922            23,546
Equity           Series C preferred stock, 417,000 shares authorized, issued and outstanding (liquidating preference: $18.00 per
                             share totaling $7,506)                                        7,506             7,506
                 Series A preferred stock                                                                       30
                 Capital in excess of par or stated value                                170,186           144,551
                 Retained earnings                                                        38,400            36,086
                                                                                   --------------------------------
                                                                                         241,014           211,719
                 Less commitment to ESOP                                                   2,564             4,403
                 Less treasury stock, at cost, 100,159 shares in 1997
                             (267,378 in 1996)                                             1,624             3,352
                                                                                   --------------------------------
                               Total stockholders' equity                                236,826           203,964
                                                                                   --------------------------------

                                                                                      $3,845,175        $3,232,152
                                                                                   ================================

                     Commerce Bancorp, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended                Nine Months Ended
                                                                 September 30,                    September 30,
                                                            ------------------------         ------------------------
             (dollars in thousands, except per share amounts)  1997         1996                1997         1996
---------------------------------------------------------------------------------------------------------------------
Interest     Interest and fees on loans                        $30,798      $27,129             $88,730      $77,110
income       Interest on investments                            33,086       24,245              88,910       69,093
             Other interest                                        431          500               1,162        2,053
                                                            ------------------------         ------------------------
                  Total interest income                         64,315       51,874             178,802      148,256
                                                            ------------------------         ------------------------

Interest     Interest on deposits:
expense         Demand                                           6,337        5,159              17,646       14,444
                Savings                                          4,247        3,359              12,125        9,524
                Time                                            12,636       10,191              34,228       29,928
                                                            ------------------------         ------------------------
                  Total interest on deposits                    23,220       18,709              63,999       53,896
             Interest on other borrowed money                    1,735          479               3,199        1,122
             Interest on long-term debt                          1,780          507               3,104        1,519
                                                            ------------------------         ------------------------
                  Total interest expense                        26,735       19,695              70,302       56,537
                                                            ------------------------         ------------------------

             Net interest income                                37,580       32,179             108,500       91,719
             Provision for loan losses                           1,142          980               4,094        2,548
                                                            ------------------------         ------------------------
             Net interest income after provision for
               loan losses                                      36,438       31,199             104,406       89,171

Noninterest  Deposit charges and service fees                    6,977        5,535              19,638       15,862
income       Other operating income                              6,685        2,082              20,544        5,627
             Net investment securities gains                     1,717           36               1,717          855
                                                            ------------------------         ------------------------
                  Total noninterest income                      15,379        7,653              41,899       22,344
                                                            ------------------------         ------------------------

Noninterest  Salaries                                           13,673        9,594              38,244       27,017
expense      Benefits                                            3,205        2,487               8,900        6,902
             Occupancy                                           3,767        3,031              10,361        8,982
             Furniture and equipment                             4,714        3,616              13,195       10,108
             Office                                              3,732        2,554              10,126        7,535
             Audit and regulatory fees and assessments             428        1,806               1,182        2,699
             Marketing                                           1,315        1,211               3,975        3,458
             Other real estate (net)                               407          422               1,368        1,428
             Other                                               4,480        3,120              12,683        9,657
                                                            ------------------------         ------------------------
                  Total noninterest expenses                    35,721       27,841             100,034       77,786
                                                            ------------------------         ------------------------

             Income before income taxes                         16,096       11,011              46,271       33,729
             Provision for federal and state income taxes        5,719        3,877              16,426       11,924
                                                            ------------------------         ------------------------
             Net income                                         10,377        7,134              29,845       21,805

             Dividends on preferred stocks                         141          141                 422          702
                                                            ========================         ========================
             Net income applicable to common stock             $10,236       $6,993             $29,423      $21,103
                                                            ========================         ========================

             Net income per common and common equivalent
               share:
                Primary                                          $0.62        $0.47               $1.79        $1.47
                                                            ------------------------         ------------------------
                Fully diluted                                    $0.60        $0.44               $1.74        $1.37
                                                            ------------------------         ------------------------
             Average common and common equivalent
               shares outstanding:
                Primary                                         16,592       14,860              16,449       14,343
                                                            ------------------------         ------------------------
                Fully diluted                                   17,227       15,915              17,177       15,816
                                                            ------------------------         ------------------------
             Cash dividends declared, common stock               $0.20        $0.17               $0.60        $0.49
                                                            ========================         ========================

                     Commerce Bancorp, Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                      (dollars in thousands)                                               1997             1996
-------------------------------------------------------------------------------------------------------------------
Operating activities  Net income                                                         $29,845         21,805
                      Adjustments to reconcile net income to net cash
                         provided by operating activities:
                            Provision for loan losses                                      4,094          2,548
                            Provision for depreciation, amortization and accretion        12,719         12,215
                            Gains on sales of securities available for sale               (1,717)          (855)
                            Proceeds from sales of mortgages held for sale                16,539         19,200
                            Originations of mortgages held for sale                      (19,150)       (15,012)
                            Net loan (chargeoffs)                                         (1,135)        (1,699)
                            Net (increase) in trading securities                           6,562          5,640
                            (Increase) decrease in other assets                           (8,958)         7,463
                            Increase in other liabilities                                  1,175          4,747
                  ---------------------------------------------------------------------------------------------
                              Net cash provided by operating activities                   39,974         56,052

Investing activities  Proceeds from the sales of securities available for sale           134,141         64,526
                      Proceeds from the maturity of securities available for sale         92,816         33,485
                      Proceeds from the maturity of securities held to maturity           91,055         85,360
                      Purchase of securities available for sale                         (589,301)      (341,660)
                      Purchase of securities held to maturity                           (238,766)       (69,918)
                      Net increase in loans                                             (132,974)      (183,408)
                      Proceeds from sales of loans                                         8,441          8,222
                      Purchases of premises and equipment                                (20,161)       (18,775)
                  ---------------------------------------------------------------------------------------------
                              Net cash provided by operating activities                 (654,749)      (422,168)

Financing activities  Net increase in demand and savings deposits                        282,660        197,337
                      Net increase in time deposits                                      122,884         97,349
                      Net increase in other borrowed money                               116,711         25,000
                      Dividends paid                                                      (9,152)        (6,966)
                      Proceeds from issuance of Trust Capital Securities                  57,500
                      Proceeds from issuance of common stock under
                           dividend reinvestment and other stock plans                     5,119          9,890

                      Other                                                                1,179         (1,099)
                  ---------------------------------------------------------------------------------------------
                              Net cash provided  by financing activities                 576,901        321,511

                      Decrease in cash and cash equivalents                              (37,874)       (44,605)
                      Cash and cash equivalents at beginning of year                     208,833        209,857
                  ---------------------------------------------------------------------------------------------
                      Cash and cash equivalents at end of period                        $170,959       $165,252
                  ---------------------------------------------------------------------------------------------

                      Supplemental  disclosures of cash flow  information:
                      Cash paid during the period for:
                          Interest                                                       $70,336        $55,178
                          Income taxes                                                    18,112         10,326
                  ---------------------------------------------------------------------------------------------

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

                  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report for the period ended December 31, 1996. The results for the three months ended September 30, 1997 and the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

C.       Employee Stock Ownership Plan (ESOP) Debt Guarantee

                  The Company has guaranteed a debt obligation of its Employee Stock Ownership Plan ("ESOP") which originated at $7,500,000 and has been reduced to $2,564,000 through principal reductions. Accordingly, the loan amount is reflected in the Company's consolidated balance sheet as a liability and an equal amount, representing deferred employee benefits, has been recorded as a deduction from stockholders' equity. The ESOP obtained the loan in 1990 to acquire a new class of Company Cumulative Convertible Preferred Stock (Series C) at a price of $18.00 per share. The loan was refinanced in 1994, and is payable in quarterly installments with the final payment due January 28, 2000. The loan bears interest at a variable rate, although the rate can be fixed at future repricing dates in accordance with the loan agreement. As the Company makes annual contributions to the ESOP, these contributions, plus dividends from the Company's Series C Preferred Stock held by the ESOP, will be used to repay the loan.

D.       Recent Accounting Statement

                           In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended September 30, 1997 and September 30, 1996 of $.03 and $.04 per share, respectively, and an increase in primary earnings per share for the nine months ended September 30, 1997 and September 30, 1996 of $.09 and $.11 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         Capital Resources

                  At September 30, 1997, stockholders' equity totaled $236.8 million or 6.16% of total assets, compared to $204.0 million or 6.31% of total assets at December 31, 1996.

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

                  The table below presents the Company's and Commerce NJ's risk-based and leverage ratios at September 30, 1997 and 1996:

                                                                                 Per Regulatory Guidelines
                                                Actual                      Minimum                 "Well Capitalized"
                                       Amount            Ratio       Amount          Ratio        Amount           Ratio
September 30, 1997
Company
   Risk based capital ratios:
     Tier 1                          $289,539           15.47%      $74,860           4.00%     $112,290            6.00%
     Total capital                    333,473           17.82       149,720           8.00       187,150           10.00
   Leverage ratio                     289,539            7.72       112,554           3.00       187,589            5.00

Commerce NJ
   Risk based capital ratios:
     Tier 1                          $156,643           12.60%      $49,723           4.00%      $74,584            6.00%
     Total capital                    170,294           13.70        99,445           8.00       124,307           10.00
   Leverage ratio                     156,643            6.29        74,742           3.00       124,570            5.00

September 30, 1996
Company
   Risk based capital ratios:
     Tier 1                          $198,329           12.65%      $62,693           4.00%      $94,040            6.00%
     Total capital                    238,192           15.20       125,387           8.00       156,734           10.00
   Leverage ratio                     198,329            6.56        90,640           3.00       151,066            5.00

Commerce NJ
   Risk based capital ratios:
     Tier 1                          $143,646           13.82%      $41,578           4.00%     $62,366             6.00%
     Total capital                    155,184           14.93        83,155           8.00       103,944           10.00
   Leverage ratio                     143,646            7.08        60,827           3.00       101,378            5.00

                At September 30, 1997, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes as of September 30, 1997, that the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

         Deposits

                  Total deposits at September 30, 1997 were $3.33 billion, up $501.3 million, or 18% over total deposits of $2.82 billion at September 30, 1996, and up by $405.5 million, or 14% from year-end 1996. Deposit growth during the first nine months of 1997 was largely from core deposits in all categories. In addition, the Company experienced "same-store core deposit growth" of 11.2% at September 30, 1997 as compared to deposits a year ago for those branches open for more than two years.

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

                  The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate 200 basis point change during the next year, with rates remaining constant in the second year. The Company's Asset/Liability Committee (ALCO) policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 15% of net income in the flat rate scenario in the first year and within 30% over the two year time frame. At September 30, 1997, the Company's income simulation model indicates an acceptable level of interest rate risk.

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

                  Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At September 30, 1997, the market value of equity model indicates an acceptable level of interest rate risk.

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

         Short-Term Borrowings

                  Short-term borrowings, or other borrowed money, consist primarily of securities sold under agreements to repurchase. During the first nine months of 1997, these borrowings were used as an additional source of funding for the investment portfolio and to fund loan growth. At September 30, 1997, short-term borrowings aggregated $186.7 million and had an average rate of 5.63%.

         Interest Earning Assets

                  For the nine month period ended September 30, 1997, interest earning assets increased $611.2 million from $2.92 billion to $3.53 billion. This increase was primarily in investment securities and the loan portfolio as described below.

         Loans

                  During the first nine months of 1997, loans increased $124.5 million from $1.27 billion to $1.39 billion. At September 30, 1997, loans represented 42% of total deposits and 36% of total assets.

                  The increase in the loan portfolio was due primarily to loans secured by 1-4 family residential properties (including home equity loans) and loans secured by commercial real estate properties.

         Investments

                In total, for the first nine months of 1997, securities increased $511.0 million from $1.62 billion to $2.13 billion. Deposit growth and other funding sources were used to increase the Company's investment portfolio. The available for sale portfolio rose $454.2 million to $1.22 billion from $767.5 million at year-end 1996, and the securities held to maturity portfolio increased $63.4 million to $901.0 million from $837.5 million. At September 30, 1997, the average life of the investment portfolio was approximately 5.6 years, and the duration was approximately 4.3 years. At September 30, 1997, total securities represented 55% of total assets.

         Net Income

                Net income for the third quarter of 1997 was $10.4 million, an increase of $3.3 million over the $7.1 million recorded for the third quarter of 1996. Net income for the first nine months of 1997 was $29.8 million, an increase of $8.0 million over the $21.8 million recorded in the first nine months of 1996. The 1996 results were impacted by a one-time charge to recapitalize the Savings Association Insurance fund
         (SAIF) which decreased net income and net income per share by $841 thousand and $.05 per share, respectively, in the third quarter of 1996. On a per share basis, primary net income for the third quarter of 1997 and the first nine months of 1997 were $.62 and $1.79 per common share compared to $.47 and $1.47 per common share for the respective 1996 periods.

                Return on average  assets  (ROA) and  return on  average  equity
         (ROE) for the third quarter of 1997 were 1.11% and 18.18%, respectively, compared to .95% and 15.76%, respectively, for the same 1996 period. ROA and ROE for the first nine months of 1997 were 1.14% and 18.51%, respectively, compared to 1.01% and 16.28% a year ago.

          Net Interest Income

                Net interest income totaled $37.6 million for the third quarter of 1997, an increase of $5.4 million or 17% from $32.2 million in the third quarter of 1996. Net interest income for the first nine months of 1997 totaled $108.5 million, up $16.8 million or 18% from the first nine months of 1996. The improvement in net interest income for both periods was due primarily to volume increases in the loan and investment portfolios.

         Noninterest Income

                Noninterest income totaled $15.4 million for the third quarter of 1997, an increase of $7.7 million or 101% from $7.7 million in the third quarter of 1996. The increase was due primarily to increased other operating income, which rose $4.6 million over the prior year, including $3.8 million of revenues from Commerce National Insurance Services, Inc. (Commerce Insurance), the insurance brokerage subsidiary formed in the fourth quarter of 1996. In addition, deposit charges and service fees increased $1.4 million from the third quarter of 1996 due to higher transaction volumes, and net investment securities gains were $1.7 million higher than the prior year.

                For the first nine months of 1997, noninterest income totaled $41.9 million, an increase of $19.6 million or 88% from $22.3 million in the first nine months of 1996. Other operating income rose $14.9 million over the first nine months of 1996, including $12.4 million of revenues from Commerce Insurance. Deposit charges and service fees rose $3.8 million over the prior year due to higher transaction volumes, and net investment securities gains increased by $862 thousand over the first nine months of 1996.

         Noninterest Expense

                  For the third quarter of 1997, noninterest expense totaled $35.7 million, an increase of $7.9 million or 28% over the same period in 1996. Contributing to this increase was new branch activity over the past twelve months, with the number of branches increasing from 62 at September 30, 1996 to 70 at September 30, 1997, and the formation of Commerce Insurance in the fourth quarter of 1996. With the addition of these new offices and the insurance business, staff, facilities, marketing, and related expenses rose accordingly. Audit and regulatory fees and assessments were $1.4 million lower than the third quarter of 1996, which resulted from the prior year reflecting the one-time charge to recapitalize the SAIF. Other noninterest expenses rose $1.4 million over the third quarter of 1996. This increase resulted primarily from higher bank card-related service charges and increased provisions for non-credit-related losses.

                  For the first nine months of 1997, noninterest expense totaled $100.0 million, an increase of $22.2 million or 29% over $77.8 million in the first nine months of 1996. Contributing to this increase was new branch activity and the formation of Commerce Insurance as noted above. Other noninterest expenses rose $3.0 million over the first nine months of 1996. This increase resulted primarily from higher bank card-related service charges, expenses associated with the acquisition of Independence Bancorp, and increased provisions for non-credit-related losses.

                  The Company's operating efficiency ratio (noninterest expenses, less other real estate, divided by net interest income plus noninterest income excluding non-recurring gains) was 66% for the first nine months of 1997 as compared to 67% for the same 1996 period. The Company's efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities and investments in technology.

          Loan and Asset Quality

                  Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at September 30, 1997 were $19.0 million, or .50% of total assets compared to $19.5 million or .60% of total assets at December 31, 1996 and $19.6 million or .64% of total assets at September 30, 1996.

                  Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at September 30, 1997 were $12.4 million or .89% of total loans compared to $11.2 million or .89% of total loans at December 31, 1996 and $11.3 million or .92% of total loans at September 30, 1996. At September 30, 1997, loans past due 90 days or more and still accruing interest amounted to $423 thousand compared to $259 thousand at December 31, 1996 and $632 thousand at September 30, 1996. Additional loans considered as potential problem loans by the Company's internal loan review department ($13.6 million at September 30, 1997) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

                  Other real estate (ORE) at September 30, 1997 totaled $6.7 million compared to $8.3 million at December 31, 1996 and $8.3 million at September 30, 1996. These properties have been written down to the lower of cost or fair value less disposition costs.

                  On pages 15 and 16 are tabular presentation showing detailed information about the Company's non-performing loans and assets and an analysis of the Company's allowance for loan losses and other related data for September 30, 1997, December 31, 1996, and September 30, 1996.

         Pending Acquisitions

         On September 23, 1997, Commerce Insurance, a wholly-owned subsidiary of Commerce Bancorp, Inc., reached agreement in principle to acquire Joseph J. Reinhart and Associates, Inc. (Reinhart), Cherry Hill, NJ, a risk/loss management and loss investigation consulting firm. On October 6, 1997, Commerce Insurance reached agreement in principle to acquire Associated Insurance Management, Inc. (AIM), Haddonfield, New Jersey, an employee and executive benefit consulting firm. Also, On November 4, 1997, Commerce Bancorp, Inc. reached agreement in principle to acquire
         A. H. Williams, Inc., Philadelphia, PA. a public finance investment firm. The acquisitions will be completed by the issuance of common stock of Commerce Bancorp, Inc. totaling approximately 525,000 shares. The acquisitions are intended to be tax-free reorganizations under appropriate provisions of the United States Internal Revenue Code and will be accounted for by the Company under the pooling-of-interests method. Subject to the execution of definitive agreements and to required approvals, the AIM and Reinhart acquisitions are expected to close on or about December 1, 1997, and the A. H. Williams acquisition is expected to close in the first quarter of 1998. The effect of these acquisitions on the Company's total consolidated assets, stockholders' equity, and net income is not expected to be material.

The following summary presents information regarding non-performing loans and assets as of September 30, 1997 and the preceding four quarters: (dollar amounts in thousands)

                                           September 30,    June 30,    March 31,  December 31, September 30,
                                                1997         1997         1997         1996         1996
                                              -------      -------      -------      -------      -------
Non-accrual loans:
  Commercial                                   $1,920       $1,057       $1,349       $1,595       $1,293
  Consumer                                        893        1,254        1,109          956        1,247
  Real Estate:
    Construction                                2,006        2,155        2,155        2,156        2,196
    Mortgage                                    7,533        5,818        6,074        6,005        6,032
                                              -------      -------      -------      -------      -------
      Total non-accrual loans                  12,352       10,284       10,687       10,712       10,768
                                              -------      -------      -------      -------      -------

Restructured loans
  Commercial                                       20           20           21           21           21
  Consumer                                                                                29           29
  Real Estate:
    Construction
    Mortgage                                                                             481          500
                                              -------      -------      -------      -------      -------
      Total restructured loans                     20           20           21          531          550
                                              -------      -------      -------      -------      -------

  Total non-performing loans                   12,372       10,304       10,708       11,243       11,318
                                              -------      -------      -------      -------      -------

Other real estate                               6,673        7,035        8,042        8,252        8,323
                                              -------      -------      -------      -------      -------

Total non-performing assets                    19,045       17,339       18,750       19,495       19,641
                                              -------      -------      -------      -------      -------

Loans past due 90 days or more
  and still accruing                              423          458          300          259          632
                                              -------      -------      -------      -------      -------

Total non-performing assets and
  loans past due 90 days or more              $19,468      $17,797      $19,050      $19,754      $20,273
                                              =======      =======      =======      =======      =======

Total non-performing loans as a
  percentage of total period-end
  loans                                          0.89%        0.76%        0.82%        0.89%        0.92%

Total non-performing assets as a
  percentage of total period-end assets          0.50%        0.48%        0.56%        0.60%        0.64%

Total non-performing assets and loans
  past due 90 days or more as a
  percentage of total period-end assets          0.51%        0.49%        0.57%        0.61%        0.66%

Allowance for loan losses as a
  percentage of total non-performing
  loans                                           169%         198%         183%         160%         149%

Allowance for loan losses as a percentage
  of total period-end loans                      1.50%        1.50%        1.50%        1.42%        1.38%

Total non-performing assets and loans
  past due 90 days or more as a
  percentage of stockholders' equity and
  allowance for loan losses                         8%           7%           9%           9%          10%

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data: (dollar amounts in thousands)

                                                                            Year
                                                Nine Months Ended           Ended
                                         ---------------------------
                                            09/30/97      09/30/96        12/31/96
                                         ------------  -------------   ------------
Balance at beginning of period                $17,975        $16,014        $16,014
Provisions charged to operating expenses        4,094          2,548          4,857
                                         ------------  -------------   ------------
                                               22,069         18,562         20,871
Recoveries on loans charged-off:
  Commercial                                      150            259            286
  Consumer                                        267            223            274
  Real estate                                     121             80             95
                                         ------------  -------------   ------------
Total recoveries                                  538            562            655

Loans charged-off:
  Commercial                                     (783)          (462)        (1,202)
  Consumer                                       (846)          (592)        (1,046)
  Real estate                                     (44)        (1,207)        (1,303)
                                         ------------  -------------   ------------
Total charged-off                              (1,673)        (2,261)        (3,551)
                                         ------------  -------------   ------------
Net charge-offs                                (1,135)        (1,699)        (2,896)
                                         ------------  -------------   ------------

Balance at end of period                      $20,934        $16,863        $17,975
                                         ============  =============   ============

Net charge-offs as a percentage of
average loans outstanding                        0.11%          0.20%          0.25%

                           PART II. OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibit 11 - Computation of Net Income Per Share

                  No reports on Form 8-K were filed during the third quarter ended September 30, 1997.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              COMMERCE BANCORP, INC.
                                                    (Registrant)










November 14, 1997
    (Date)                                    C. EDWARD JORDAN, JR.
                                             EXECUTIVE VICE PRESIDENT
                                           (PRINCIPAL FINANCIAL OFFICER)