Form 10-K405
period 1997-12-31
COMMERCE BANCORP INC /NJ/
filed 1998-03-30
CIK 715096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

        Registrant's telephone number, including area code: 609-751-9000
                         ------------------------------
  Securities registered pursuant to Section 12(b) of the Act:

         Common Stock                        New York Stock Exchange
        Title of Class             Name of Each Exchange on Which Registered


        Securities registered pursuant to Section 12(g) of the Act: None
                         ------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periodthat the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant is $757,008,600.(1)

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
                         ------------------------------
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock $1.5625 Par Value                          17,637,688
        Title of Class                  No. of Shares Outstanding as of 3/6/98
                         ------------------------------
DOCUMENTS INCORPORATED BY REFERENCE
     Parts II and IV incorporate certain information by reference from the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 (the "Annual Report"). Part III incorporatescertain information by reference from the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders.

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Registrant's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, and shareholders owning in excess of 10% of the Registrant's Common Stock multiplied by the last sale price for the Registrant's Common Stock on March 6, 1998. The information provided shall in no way be construed as an admission that the officer, director, or 10% shareholder in the Registrant may be deemed an affiliate of the Registrant or that he is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the recordkeeping purpose of the Securities and Exchange Commission.

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

Page
Part I
Item 1. Business ..........................................................59
Item 2. Properties ........................................................59
Item 3. Legal Proceedings .................................................65
Item 4. Submission  of Matters to a Vote of Security  Holders
         (This item is omitted since no matters were submitted for security vote during the fourth quarter of 1997.)

Part II
Item 5. Market for the Registrant's Common Stock and Related
        Stockholders Matters ..............................................28
Item 6. Selected Financial Data ............................................1
Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .........................................17
Item 7A.Quantitative and Qualitative Disclosures About Market Risk.........26
Item 8. Financial Statements and Supplementary Financial Data .............30
Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure
        (This item is omitted since it is not applicable)

Part III
Item 10.Directors and Executive Officers of the Registrant
Item 11.Executive Compensation
Item 12.Security Ownership of Certain Beneficial Owners and Management
Item 13.Certain Relationships and Related Transactions
         (The information required by the items in this
         part  has  been  omitted   since  it  will  be
         contained in the definitive proxy statement to be filed pursuant to Regulation 14A.)

Part IV
Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K ...56
        (a) (3) - Exhibits:
                2.1 Agreement and Plan of Reorganization, dated October 15, 1996 by and between Commerce Bancorp, Inc. and Independence Bancorp, Inc. The Schedules to this agreement are not filed as an exhibit hereto pursuant to Regulation S-K, Item 601 (b) (2); however, the Registrant will furnish a copy of these Schedules to the Commision upon its request. (K)
                2.2 Agreement and Plan of Merger, dated October 15, 1996 by and between Commerce Bancorp, Inc., and Independence Bancorp, Inc. (K)
                3.1 Restated Certificate of Incorporation of the Company, as amended. (I)
                3.2     Certificate of Amendment to the Restated  Certificate of
                        Incorporation   of  the  Company,   setting   forth  the
                        preferences, limitations and relative rights of the Company's Series C ESOP Cumulative Convertible Preferred Stock. (I)
                3.3     By-laws of the Company, as amended. (L)
                4.1 Form of Trust Indenture, dated July 15, 1993, between the Company and United Jersey Bank, with respect to the Company's $23,000,000 8 3/8% Subordinated Notes due July 15, 2003. (I)
                4.2 Form of Indenture between the Company and Wilmington Trust Company, as Debenture Trustee. (N)
                4.3     Certificate of Trust of Commerce Capital Trust I. (N)
                4.4 Form of Amended and Restated Declaration of Trust of Commerce Capital Trust I. (N)
                4.5 Form of Capital Security Certificate for Commerce Capital Trust I (included in Exhibit 4.4). (N)
                4.6     Form of Guarantee Agreement. (N)
               10.1 Ground lease, dated July 1, 1984, between Commerce NJ and Group Four Equities, relating to the branch office in Gloucester Township, New Jersey. (A)

                10.2    Ground lease, dated April 15, 1986, between Commerce NJ
                        and Mount Holly Equities, relating to Commerce NJ's
                        branch office in Mt. Holly, New Jersey. (C)
               *10.3    The Company's 1984 Incentive Stock Option Plan. (A)
               *10.4    The Company's Employee Stock Ownership Plan. (F)
                10.5    Lease, dated March 29, 1985, between Commerce PA and
                        Devon Properties (Ltd.), and lease dated September 4,
                        1985, between Commerce PA and Devon Properties (Ltd.),
                        relating to Commerce PA's branch office in Devon,
                        Pennsylvania. (B)
                10.6    Assignment of Lease and Assumption Agreement dated
                        November 30, 1987, between the Company and Commerce PA,
                        relating to Commerce PA's branch office in Devon,
                        Pennsylvania. (C)
                10.7    Lease between the Company and Astoria Associates,
                        relating to the Company's and Commerce NJ's headquarters
                        facilities. (B)
                10.8    Ground lease, dated April 15, 1986, between Commerce NJ
                        and U.S. Equities, relating to one of Commerce NJ's
                        branch offices in Washington Township, New Jersey. (D)
                10.9    Ground lease, dated February 1, 1988, between Commerce
                        NJ and Diversified Properties of New Jersey, relating to
                        one of Commerce NJ's branch offices in Washington
                        Township, New Jersey. (D)
                10.10   Ground lease, dated February 15, 1988, between Commerce
                        NJ and Diversified Properties of New Jersey, relating to
                        one of Commerce NJ's branch offices in Cherry Hill, New
                        Jersey. (D)
               *10.11   The Company's 1989 Stock Option Plan for Non-Employee
                        Directors. (E)
               *10.12   A copy of employment contracts with Vernon W. Hill, II,
                        C. Edward Jordan, Jr., and Peter Musumeci, Jr., dated
                        January 2, 1992. (G)
               *10.13   A copy of the Retirement Plan for Outside Directors of
                        Commerce Bancorp, Inc. (H)
               *10.14   The Company's 1994 Employee Stock Option Plan. (J)
                10.15   Term Loan Agreement between Commerce Bancorp, Inc.
                        Employee Stock Ownership Trust and Mellon Bank, N.A.
                        dated as of November 29, 1994. (J)
               *10.16   The Company's 1997 Employee Stock Option Plan. (M)
               *10.17   A copy of employment contracts with Dennis M. DiFlorio
                        and Robert D. Falese dated January 1, 1998.
                10.18   Ground lease,  dated June 1, 1994,  between  Commerce NJ
                        and  Absecon  Associates,  L.L.C.,  relating to Commerce
                        NJ's branch office in Absecon, New Jersey.
                10.19   Ground lease, dated September 11, 1995, between Commerce
                        Shore and Whiting Equities, L.L.C., relating to Commerce
                        Shore's  branch  office  in  Manchester  Township,   New
                        Jersey.
                10.20   Ground lease,  dated November 1, 1995,  between Commerce
                        NJ and Evesboro Associates, L.L.C., relating to Commerce
                        NJ's branch office in Evesham Township, New Jersey.
                10.21   Ground lease, dated October 1, 1996, between Commerce NJ
                        and Triad Equities,  L.L.C., relating to one of Commerce
                        NJ's branch offices in Gloucester Township, New Jersey.
                10.22   Ground lease,  dated October 11, 1996,  between Commerce
                        PA and Plymouth Equities,  L.L.C.,  relating to Commerce
                        PA's branch office in Plymouth Township, PA.
                11.1    Computation of Net Income Per Share .................44
                13.1    The  Registrant's  Annual Report to Shareholders for its
                        fiscal year ended December 31, 1997.
                21.1    Subsidiaries of the Company (incorporated by reference
                        from PART I, Item 1. "Business" of this Report
                        on Form 10-K.) ......................................59
                23.1    Consent of Ernst & Young LLP.
                27.1    The Registrant's Financial Data Schedule.
-----------------------------
                (A)     Incorporated    by   reference    from   the   Company's
                        Registration  Statement on Form S-1, and Amendments Nos.
                        1 and 2 thereto (Registration No. 2-94189).
                (B)     Incorporated    by   reference    from   the   Company's
                        Registration  Statement  on Form  S-2  (Registration  No
                        33-12603).
                (C)     Incorporated  by  reference  from the  Company's  Annual
                        Report on Form 10-K for the fiscal  year ended  December
                        31, 1987.
                (D)     Incorporated  by  reference  from the  Company's  Annual
                        Report on Form 10-K for the fiscal  year ended  December
                        31, 1988.

                (E) Incorporated by reference from the Company's Registration Statement on Form S-2, and Amendments Nos. 1 and 2 thereto (Registration No. 33-31042).
                (F) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
                (G) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
                (H) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
                (I) Incorporated by reference from the Company's Registration Statement on Form S-2 and Amendments Nos. 1 and 2 thereto (Registration No. 33-62702).
                (J) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
                (K) Incorporated by reference from the Company's Current Report on Form 8-K dated October 21, 1996 (Exhibits 3 and 4).
                (L) Incorporated by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-10771).
                (M) Incorporated by reference from the Company's Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, Exhibit A thereto.
                (N) Incorporated by reference from the Company's Registration Statement on Form S-3 (Registration No. 333-28311).
                    * Management contract or compensation plan or arrangement.

         (b) There were no reports on Form 8-K filed in the fourth quarter of 1997.
         (c)(d) Exhibits and Financial Statement Schedules - All other exhibits and schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

Item 15.        Signatures ..................................................66

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

     Effective January 21, 1997, the Company acquired Independence Bancorp, Inc., a bank holding company headquarted in Bergen County, New Jersey. Independence Bancorp, Inc.'s wholly-owned state-chartered bank subsidiary, Independence Bank of New Jersey, was subsequently renamed Commerce Bank/North ("Commerce North"). At the time of acquisition, Independence Bank of New Jersey had eight branches in Bergen and Passaic Counties, New Jersey, and had approximately $377 million in assets.

     On November 15, 1996, two insurance brokerage agencies, Keystone National Companies, Inc., Cherry Hill, New Jersey, and Morales, Potter & Buckelew, Inc., t/a Buckelew & Associates, Toms River, New Jersey, were acquired by the Company and thereafter merged to form Commerce National Insurance Services, Inc.
("Commerce Insurance"). Commerce Insurance is currently a wholly-owned subsidiary of Commerce North.

     Effective December 1, 1996, a third insurance brokerage agency, Chesley & Cline, Inc., Mount Holly, New Jersey was merged with and into Commerce Insurance. Effective January 1, 1997, a fourth insurance brokerage agency, Colkate, Inc., t/a The Morrissey Agency, Mt. Laurel, New Jersey, was merged with and into Commerce Insurance. Effective December 1, 1997, Joseph J. Reinhart and Associates, Inc., Cherry Hill, NJ, a risk/loss management and loss investigation consulting firm, and Associated Insurance Management, Inc., Haddonfield, NJ, an employee and executive benefit consulting firm, were merged with and into Commerce Insurance.

     On June 9, 1997, the Company issued $57,500,000 of 83/4% Trust Capital Securities through Commerce Capital Trust I, a newly formed Delaware business trust subsidiary of the Company.

     Except as otherwise indicated, all references herein to the Company include Commerce NJ, Commerce PA, Commerce Shore,Commerce North, Commerce Capital Trust I, and Commerce Insurance.

     The Company's principal executive offices are located at Commerce Atrium, 1701 Route 70 East, Cherry Hill, New Jersey 08034-5400, and its telephone number is (609) 751-9000.

     The total number of full-time equivalent persons employed by the Company was 2,160 as of December 31, 1997. The Company believes that its relationship with its employees is good.

Commerce NJ

     Commerce NJ provides retail and commercial banking services through 40 retail branch offices in Camden, Burlington, Gloucester, Atlantic, and Cape May Counties in Southern New Jersey. It currently has six offices in Cherry Hill, three offices in Washington Township, two offices each in Gloucester Township, Marlton, Medford and Moorestown, and one office each in Absecon, Atco, Bellmawr, Berlin, Brigantine, Cinnaminson, Evesham Township, Glassboro, Haddonfield, Hammonton, Lumberton, Marmora, Mount Holly, Mullica Hill, Northfield, Ocean City, Sicklerville, Somers Point, Stratford, Voorhees, West Deptford, Williamstown, and Woodbury. Commerce NJ's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

     As of December 31, 1997, Commerce NJ had total assets of $2.719 billion, total deposits of $2.177 billion, and total stockholders' equity of $163.4 million.

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

Commercial Banking Activities

     Commerce NJ offers a broad range of commercial banking services, including free checking accounts (subject to minimum balance), night depository facilities, money market accounts, certificates of deposit, short-term loans for seasonal or working capital purposes, term loans for fixed assets and expansion purposes, revolving credit plans and other commercial loans to fit the needs of its customers. Commerce NJ also finances the construction of business properties and makes real estate mortgage loans on completed buildings. Where the needs of a customer exceed Commerce NJ's legal lending limit for any one customer (approximately $26.3 million as of December 31, 1997), Commerce NJ may participate with other banks, including Commerce PA, Commerce Shore, and Commerce North, in making a loan.

Commerce PA

     In 1987, the Company acquired all of the issued and outstanding shares of capital stock of Commerce PA. As a result of this transaction, Commerce PA became a wholly-owned subsidiary of the Company.

     Commerce PA was organized as a national bank on December 28, 1983 and commenced operations on June 29, 1984. As of December 31, 1997, Commerce PA had total assets of $475.5 million, total deposits of $443.0 million and total stockholders' equity of $29.0 million.

     Commerce PA provides retail and commercial banking services through 16 retail branch offices in Philadelphia, Chester, Delaware and Montgomery Counties in Southeastern Pennsylvania. It currently has one office in Center City Philadelphia, one in West Philadelphia, one in South Philadelphia, and one office each in the Philadelphia suburbs of Brookhaven, Chichester, Collegeville, Devon, Haverford, Lawrence Park, Media, Newtown Square, Plymouth Township, Springfield, Trooper, Wayne and Whitpain. Commerce PA's deposits are insured by the FDIC.

     Commerce PA generally provides the same retail and commercial banking services and products as Commerce NJ, Commerce Shore, and Commerce North. Commerce PA offers trust services similar to those offered by Commerce NJ.

Commerce Shore

     In 1988, the Company acquired all of the issued and outstanding shares of capital stock of Commerce Shore. As a result of this transaction, Commerce Shore became a wholly-owned subsidiary of the Company.

     Commerce Shore was organized as a state-chartered bank on December 8, 1972 and commenced operations on January 29, 1973. In 1989, Commerce Shore converted to a national charter. As of December 31, 1997, Commerce Shore had total assets of $398.9 million, total deposits of $349.1 million and total stockholders' equity of $26.8 million.

     Commerce Shore provides retail and commercial banking services through 10 retail branch offices in Ocean County, New Jersey. It currently has two offices in Toms River, and one office each in Barnegat, Bayville, Forked River, Jackson Township, Long Beach Island, Manahawkin, Manchester Township, and Stafford. Commerce Shore's deposits are insured by the FDIC.

     Commerce Shore generally provides the same retail and commercial banking services and products as Commerce NJ, Commerce PA, and Commerce North. Commerce Shore does not offer trust services.

Commerce North

     In 1997, the Company acquired Independence Bancorp, Inc. As a result of this transaction, Independence Bancorp Inc.'s wholly-owned state-chartered bank subsidiary, Independence Bank of New Jersey, became a wholly-owned subsidiary of the Company, and was subsequently renamed Commerce North.

     Commerce North was organized as a state-chartered bank in 1974 and commenced operations in 1975. As of December 31, 1997, Commerce North had total assets of $516.9 million, total deposits of $467.4 million, and total stockholders' equity of $35.2 million.

     Commerce North provides retail and commercial banking services through 10 retail branch offices in Bergen and Passaic Counties, New Jersey. It currently has two offices in Ramsey, and one office each in Allendale, Hackensack, Hawthorne, Mahwah, Montvale, Park Ridge, Ridgewood, and Westwood. Commerce North's deposits are insured by the FDIC.

     Commerce North generally provides the same retail and commercial banking services and products as Commerce NJ, Commerce PA, and Commerce Shore. Commerce North does not offer trust services.

Commerce Insurance

     Commerce Insurance operates as a regional insurance brokerage firm concentrating on commercial property, casualty and surety as well as personal lines. In addition, Commerce Insurance offers a line of employee benefit programs including both group as well as individual medical, life, disability and pension. Commerce Insurance currently operates out of eight locations in New Jersey. Commerce Insurance places insurance for clients in multiple states, primarily New Jersey and Pennsylvania.

Commerce Capital Markets, Inc.

     In November, 1997, the Company reached an agreement in principle to acquire
A. H. Williams & Co., Inc., (Williams) Philadelphia, PA, a public finance investment firm. The Company anticipates the acquisition will close by March 31, 1998, and plans to combine Williams with Commerce Capital, the bank securities dealer division of Commerce NJ, to form Commerce Capital Markets, Inc., a wholly-owned nonbank subsidiary of the Company engaging in certain securities activities permitted under Section 20 of the Glass-Steagall Act. The acquisition will be completed by the issuance of common stock of the Company totaling approximately 330,000 shares. The transaction will be accounted for as a pooling of interests. However, the Company does not expect to restate the financial statements of the periods prior to the acquisition, as the changes, in the aggragate, would be immaterial.

Other Activities

     Commerce  NJ  Equities  Corporation,   a  New  Jersey  corporation,   is  a
wholly-owned subsidiary of Commerce NJ which purchases, holds and sells investments of Commerce NJ. Commerce Shore Equities Corporation, a New Jersey corporation, is a wholly-owned subsidiary of Commerce Shore which purchases, holds and sells investments of Commerce Shore. Independence Asset Management, a Delaware corporation, is a wholly-owned subsidiary of Commerce North which purchases, holds, and sells investments of Commerce North.

     As part of the Commerce Network, the Company has an equity investment in Commerce Bank/Harrisburg, Camp Hill, Pennsylvania (15.42% beneficial ownership). The Commerce Network provides certain marketing support and technical support services to its members.

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

     In commercial transactions, Commerce NJ's, Commerce PA's, Commerce Shore's, and Commerce

North's legal lending limit to a single borrower  (approximately  $26.3 million, $4.7 million, $4.3 million, and $5.8 million, respectively, as of December 31, 1997) enables them to compete effectively for the business of smaller and mid-sized businesses. However, these legal lending limits are considerably lower than that of various competing institutions and thus may act as a constraint on Commerce NJ's, Commerce PA's and Commerce Shore's effectiveness in competing for financing in excess of these limits.

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

Supervision and Regulation

     THE FOLLOWING DISCUSSION SETS FORTH CERTAIN OF THE MATERIAL ELEMENTS OF THE REGULATORY FRAMEWORK APPLICABLE TO BANK HOLDING COMPANIES AND THEIR SUBSIDIARIES AND PROVIDES CERTAIN SPECIFIC INFORMATION RELEVANT TO THE COMPANY. THE REGULATORY FRAMEWORK IS INTENDED PRIMARILY FOR THE PROTECTION OF DEPOSITORS, OTHER CUSTOMERS AND THE FEDERAL DEPOSIT INSURANCE FUNDS AND NOT FOR THE PROTECTION OF SECURITY HOLDERS. TO THE EXTENT THAT THE FOLLOWING INFORMATION DESCRIBES STATUTORY AND REGULATORY PROVISIONS, IT IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE PARTICULAR STATUTORY AND REGULATORY PROVISIONS. A CHANGE IN APPLICABLE STATUTES, REGULATIONS OR REGULATORY POLICY MAY HAVE A MATERIAL EFFECT ON THE BUSINESS OF THE COMPANY.

The Company

     The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("Holding Company Act"), and is therefore subject to supervision and regulation by the Board of Governors of the Federal Reserve System ("FRB"). The Company is also regulated by the New Jersey and Pennsylvania Departments of Banking.

     Under the Holding Company Act, the Company is required to secure the prior approval of the FRB before it can merge or consolidate with any other bank holding company or acquire all or substantially all of the assets of any bank or acquire direct or indirect ownership or control of any voting shares of any bank that is not already majority owned by it, if after such acquisition it would directly or indirectly own or control more than 5% of the voting shares of such bank. See "Interstate Banking."

     The Company is generally prohibited under the Holding Company Act from engaging in, or acquiring direct or indirect ownership or control or more than 5% of the voting shares of any company engaged in nonbanking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such a determination, the FRB considers whether the performance of these activities by a bank holding company can reasonably be expected to produce benefits to the public which outweigh the possible adverse effects. The FRB has by regulation determined that certain activities are closely related to banking within the meaning of the Holding Company Act. These activities include, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations, providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; and certain stock brokerage and investment advisory services.

     Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. All of the Company's subsidiary banks are currently rated "satisfactory" under the Community Reinvestment Act.

     In addition, under the Holding Company Act, the Company is required to file periodic reports of its operations with, and is subject to examination by, the FRB.

     The Company is under the jurisdiction of the Securities and Exchange Commission ("SEC") and various state securities commissions for matters relating to the offering and sale of its securities and is subject to the SEC's rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitation and insider trading.

     There are various legal restrictions on the extent to which the Company and its nonbank subsidiaries can borrow or otherwise obtain credit from its banking subsidiaries. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of the Company or such nonbank subsidiaries, to ten percent of the lending bank's capital stock and surplus, and as to the Company and all such nonbank subsidiaries in the aggregate, to 20 percent of such lending bank's capital stock and surplus. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") contains a "cross-guarantee" provision that could result in any insured depository institution owned by the Company being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by the Company. Also, under FRB policy, the Company is expected to act as a source of financial strength to each of its banking subsidiaries and to commit resources to support each such bank in circumstances where such bank might not be in a financial position to support itself.

     A discussion of capital guidelines and capital is included in the section entitled "Stockholders' Equity and Dividends" contained within Management's Discussion and Analysis of Financial Condition and Results of Operations on page 28 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, which page of the Annual Report appears elsewhere herein.

Commerce NJ, Commerce PA, Commerce Shore and Commerce North

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

     Commerce North, as a New Jersey state-chartered bank, is subject to the New Jersey Banking Act. Commerce North is also subject to the supervision of, is regularly examined by, the New Jersey Department of Banking and Insurance ("Department") and the FDIC, and is required to furnish quarterly reports to each agency. The Approval of the Department and FDIC is necessary for the establishment of any additional branch offices by any New Jersey state-chartered bank, subject to applicable state law restrictions.

     Under present New Jersey law, Commerce NJ, Commerce Shore and Commerce North would be permitted to operate offices at any location in New Jersey, subject to prior regulatory approval.

     Under present Pennsylvania law, Commerce PA would be permitted to operate offices within any county in Pennsylvania, subject to prior regulatory approval. Under the Community Reinvestment Act, as amended ("CRA"), a bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires that the applicable regulatory agency to assess an institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution's CRA rating and requires that the applicable regulatory agency provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. An institution's CRA rating is considered in determining, whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. In addition, under applicable regulations a bank having a less than satisfactory rating is not entitled to participate on the bid list for FDIC offerings. In 1997, Commerce NJ, Commerce PA, Commerce Shore and Commerce North each received a "satisfactory" rating.

     Commerce NJ, Commerce PA, Commerce Shore and Commerce North are also members of the FDIC and, except for Commerce North, members of the FRB and, therefore, are subject to additional regulation by these agencies. Some of the aspects of the lending and deposit business of Commerce NJ, Commerce PA, Commerce Shore and Commerce North which are regulated by these agencies include personal lending, mortgage lending and reserve requirements. The operation of Commerce NJ, Commerce PA, Commerce Shore and Commerce North are also subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

     Commerce NJ, Commerce PA, Commerce Shore and Commerce North are subject to certain limitations on the amount of cash dividends that they can pay. See Note 18 of the Company's Notes to Consolidated Financial Statements which appears elsewhere herein.

     The OCC has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any activity which, in the OCC's opinion, constitutes an unsafe or unsound practice in conducting their businesses. The Federal Reserve Board has similar authority with respect to the Company and the Company's non-bank subsidiaries. The FDIC has similar authority with respect to Commerce North.

     Substantially all of the deposits of the banking subsidiaries are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC and are subject to deposit insurance assessments to maintain the BIF. The insurance assessments are based upon a matrix that takes into account a bank's capital level and supervisory rating. Effective January 1, 1996, the FDIC reduced the insurance premiums it charged on bank deposits insured by the BIF to the statutory minimum of $2,000 annually for "well capitalized" banks. On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA reduced the amount of FDIC insurance premiums for savings association deposits acquired by banks to the same levels assessed for deposits insured by BIF. DIFA further provides for assessments to be imposed on all insured depository institutions with respect to deposits to pay for the cost of Financing Corporation bonds; however, banks are assessed for this purpose at only one-fifth the rate of the assessment on savings associations until December 31, 1999. As a result of these changes, the deposit insurance assessment for banks and for thrifts has been nearly equalized and will be identical for comparably rated institutions after January 1, 2000, at which time banks will share equally in the FICO assessment and the BIF and SAIF funds will be merged.

Interstate  Banking

     On September 29, 1994, the President signed into law the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Act"). Among other things, the Interstate Act permits bank holding companies to acquire banks in any state after September 29, 1995. Beginning June 1, 1997, a bank may merge with a bank in another state so long as both states have not opted out of interstate branching between the date of enactment of the Interstate Act and May 31, 1997. States may enact laws opting out of interstate branching before June 1, 1997, subject to certain conditions. States may also enact laws permitting interstate merger transactions before June 1, 1997, and host states may impose conditions on a branch resulting from an interstate merger transaction that occurs before June 1, 1997, if the conditions do not discriminate against out-of-state banks, are not preempted by Federal law and do not apply or require performance after May 31, 1997. New Jersey and Pennsylvania have enacted laws opting in immediately to interstate merger and interstate branching transactions. Interstate acquisitions and mergers would both be subject, in general, to certain concentration limits and state entry rules relating to the age of the bank.

     Under the Interstate Act, the Federal Deposit Insurance Act is amended to permit the responsible Federal regulatory agency to approve the acquisition of a branch of an insured bank by an out-of-state bank or bank holding company without the acquisition of the entire bank or the establishment of a "de novo" branch only if the law of the state in which the branch is located permits out-of-state banks to acquire a branch of a bank without acquiring the bank or permits out-of-state banks to establish "de novo" branches. Pennsylvania and New Jersey have each passed such a law. However, the New Jersey law does not authorize establishment of interstate branches other than by means of acquiring such branches from another institution.

Commerce Insurance/Commerce  Capital Markets

     Commerce Insurance, a nonbank subsidiary of Commerce North, is currently subject to supervision, regulation and examination by the New Jersey Department of Banking and Insurance. Commerce Capital Markets, a nonbank subsidiary of the Company, engages in certain securities activities permitted to bank holding company subsidiaries under Section 20 of the Glass-Steagall Act and is regulated by the SEC. Commerce Capital Markets is also subject to rules and regulations promulgated by the National Association of Securities Dealers, Inc., the Securities Investors Protection Corporation and various state securities commissions and with respect to public finance activities the Municipal Securities Rulemaking Board.

     Both Commerce Insurance and Commerce Capital Markets are also subject to various state laws and regulations in which they do business. These laws and regulations are primarily intended to benefit clients and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, censures and fines.

National Monetary Policy

     In addition to being affected by general economic conditions, the earnings and growth of the Company, Commerce NJ, Commerce PA, Commerce Shore, and Commerce North are affected by the policies of regulatory authorities, including the OCC, the FRB and the FDIC. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, setting the discount rate, and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

     The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of the Company, Commerce NJ, Commerce PA, Commerce Shore, and Commerce North cannot be predicted.

Legal  Proceedings

     Other than routine litigation incidental to its business, none of the Company, Commerce NJ, Commerce PA, Commerce Shore, Commerce North, Commerce Capital Trust I, Commerce National Insurance Services, or Commerce Capital Markets, Inc., or any of their properties is subject to any material legal proceedings, nor are any such proceedings known to be contemplated.

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

     The Company's Board of Directors approved the creation of a new series of cumulative convertible preferred stock known as "Series C ESOP Cumulative Convertible Preferred Stock." On January 31, 1990, the ESOP borrowed $7.5 million from another financial institution to complete the purchase of 417,000 shares of Series C ESOP Cumulative Convertible Preferred Stock from the Company, at $18.00 per share, with an annual dividend rate of $1.35. This loan was guaranteed by the Company. During 1994, the loan was refinanced with another financial institution, also with the guarantee of the Company. The balance of the loan at December 31, 1997 was $2,308,000.

     Effective March 1, 1998, the Trustees of the ESOP exercised their right to convert all 417,000 shares of Series C ESOP Cumulative Convertible Preferred Stock held by the ESOP into 646,904 shares of the Company's common stock. The unallocated shares of common stock the ESOP Trust held of record as of March 1, 1998 was approximately 1.13% of the Company's common stock.

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

Date: March 30, 1998


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                                             Date
        /s/     Vernon W. Hill, II      Chairman of the Board and President               March 30, 1998
                Vernon W. Hill, II      (Principal Executive Officer)

        /s/     C. Edward Jordan Jr.    Executive Vice President and Director             March 30, 1998
                C. Edward Jordan Jr.    (Principal Financial and Accounting Officer)

        /s/     Robert C. Beck          Secretary and Director                            March 30, 1998
                Robert C. Beck

        /s/     David Baird, IV         Director                                          March 30, 1998
                David Baird, IV

        /s/     Jack R Bershad          Director                                          March 30, 1998
                Jack R Bershad

        /s/     Morton N. Kerr          Director                                          March 30, 1998
                Morton N. Kerr

        /s/     Steven M. Lewis         Director                                          March 30, 1998
                Steven M. Lewis

        /s/     Daniel J. Ragone        Director                                          March 30, 1998
                Daniel J. Ragone

        /s/     Joseph T. Tarquini Jr.  Director                                          March 30, 1998
                Joseph T. Tarquini Jr.

        /s/     Joseph Buckelew         Director                                          March 30, 1998
                Joseph Buckelew