Form 10-K/A
period 1997-12-31
COMMERCE BANCORP INC /NJ/
filed 1998-04-30
CIK 715096

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

         The aggregate market value of voting stock held by non-affiliates of Registrant is $963,030,000. (1)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Common Stock, $1.5625 Par Value                          17,985,767
      (Title of Class)                            No. of Shares Outstanding
                                                        as of 4/24/98


                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and IV incorporate certain information by reference from the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 (the "Annual Report").

--------
(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Registrant's common stock outstanding, reduced by the amount of Registrant's common stock held by officers, directors and shareholders owning in excess of 10% of the Registrant's common stock, multiplied by the last sale price for the Registrant's common stock on April 24, 1998. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Registrant may be deemed an affiliate of the Registrant or that he is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the record-keeping purposes of the Securities and Exchange Commission.

                                EXPLANATORY NOTE

                This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998 (the "1997 10-K"), is being filed to provide the disclosure required by Items 10 through 13 of Form 10-K which the Registrant had incorporated into the 1997 10-K by reference to its Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders. Since the Registrant will not file its definitive Proxy Statement within 120 days after the end of the fiscal year covered by the 1997 10-K, the information required by Items 10 through 13 of Form 10-K is accordingly set forth below.

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.

Directors

          Directors of Commerce Bancorp, Inc. ("Bancorp" or the "Company") hold office for one year and until their respective successors have been duly elected and qualified. The following information regarding Bancorp's directors is based, in part, on information furnished by the directors.


Name                                  Age            Positions with Bancorp and Subsidiaries
----                                  ---            ---------------------------------------
Vernon W. Hill, II                    52             Chairman and President of Bancorp; Chairman and President of
                                                     Commerce  NJ; Chairman and President of Commerce PA;
                                                     Chairman of Commerce Shore and Commerce North

C. Edward Jordan, Jr.                 54             Executive Vice President and Director of Bancorp; Executive
                                                     Vice President and Director of Commerce NJ; Director of
                                                     Commerce PA

Robert C. Beck                        62             Secretary and Director of Bancorp; Secretary and Director of
                                                     Commerce NJ; Director of Commerce PA

David Baird, IV                       61             Director of Bancorp, Commerce NJ and Commerce PA

Jack R. Bershad                       67             Director of Bancorp, Commerce NJ and Commerce PA

Joseph E. Buckelew                    69             Director of Bancorp, Commerce Shore and Commerce PA;
                                                     President of Commerce Shore; Chairman of Commerce National
                                                     Insurance Services, Inc.

Morton N. Kerr                        67             Director of Bancorp, Commerce NJ and Commerce PA

Steven M. Lewis                       48             Director of Bancorp, Commerce NJ and Commerce PA

Daniel J. Ragone                      70             Director of Bancorp, Commerce NJ and Commerce PA

William A. Schwartz, Jr.              57             Director of Bancorp, Commerce NJ and Commerce PA

Joseph T. Tarquini, Jr.               62             Director of Bancorp, Commerce NJ and Commerce PA

Frank C. Videon                       75             Director of Bancorp, Commerce NJ and Commerce PA

         Mr. Hill, a director of Commerce NJ since 1973 and Bancorp since 1982, has been Chairman and/or President of Commerce NJ since 1973 and Chairman and President of Bancorp since 1982. Mr. Hill has been Chairman and/or President of Site Development, Inc., Cherry Hill, New Jersey, a developer of real estate, since 1968. Mr. Hill has been Chairman of the Board of Directors of Commerce PA from June 1984 to June 1986 and from January 1987 to the present, President of Commerce PA since June 1994, a director of Commerce Bank/Harrisburg, Camp Hill, Pennsylvania since 1985, Chairman of Commerce Shore since January, 1989 and Chairman of Commerce North since January, 1997.

         Mr. Jordan, a director of Commerce NJ since 1974, Bancorp since 1982 and Commerce PA since June, 1997, has been Executive Vice President of Commerce NJ since 1974 and Executive Vice President of Bancorp since 1982.

         Mr. Beck, a director of Commerce NJ since 1973, Bancorp since 1982 and Commerce PA since June, 1997, has been Secretary of Commerce NJ since 1973 and Secretary of Bancorp since 1982. Mr. Beck has been a partner of the law firm of Parker, McCay & Criscuolo, Marlton, New Jersey since 1987.

         Mr. Baird, a director of Bancorp and Commerce NJ since 1988 and Commerce PA since June, 1997, has been President of Haddonfield Lumber Company, Inc., Cherry Hill, New Jersey since 1962.

         Mr. Bershad, a director of Commerce PA since 1984 and Bancorp and Commerce NJ since 1987, has been a partner of the law firm of Blank Rome Comisky & McCauley LLP, Philadelphia, Pennsylvania and Cherry Hill, New Jersey, since 1964 and its Chairman since 1990.

         Mr. Buckelew has been a director of Bancorp and Chairman of Commerce National Insurance Services, Inc., the wholly-owned insurance brokerage subsidiary of Bancorp, since November, 1996 and has been a director of Commerce Shore since 1993 and Commerce NJ and Commerce PA since June, 1997. Mr. Buckelew was elected President of Commerce Shore in 1998. Mr. Buckelew was the President of Morales, Potter & Buckelew, Inc. t/a Buckelew & Associates, Toms River, New Jersey from 1959 to November 1996, when this insurance agency was acquired by Bancorp.

         Mr. Kerr, a director of Commerce NJ since 1973, Bancorp since 1982 and Commerce PA since June, 1997, has been President of Markeim-Chalmers, Inc., Realtors, Cherry Hill, New Jersey, since 1965.

         Mr. Lewis, a director of Commerce PA since 1984 and a director of Bancorp and Commerce NJ since 1988, has been President of U.S. Restaurants, Inc., Blue Bell, Pennsylvania since 1985 and President of S. J. Dining, Inc. since 1986.

         Mr. Ragone, a director of Commerce NJ since 1981, Bancorp since 1982 and Commerce PA since June, 1997, has been Chairman and President of Ragone, Raible, Lacatena & Beppel, C.P.A., Haddonfield, New Jersey, and its predecessor firms, since 1960.

         Mr. Schwartz, a director of Commerce PA since 1984 and a director of Bancorp and Commerce NJ since June, 1997, has been Chairman, President and Chief Executive Officer of U.S. Vision, Glendora, New Jersey, or its predecessor firms, since 1967.

         Mr. Tarquini, a director of Commerce NJ since 1973, Bancorp since 1982 and Commerce PA since June, 1997, has been President of The Tarquini Organization, A.I.A., Camden, New Jersey, since 1980. Prior thereto, he had been a partner in its predecessor firms.

         Mr. Videon, a director of Commerce PA since 1991 and a director of Bancorp and Commerce NJ since June, 1997, has been the owner of Frank C. Videon Funeral Home, Broomall, Pennsylvania since 1982.


Director Compensation

         Directors of Bancorp, Commerce NJ and Commerce PA were paid an annual fee of $10,000 plus $750 for each meeting of the Board of Directors and committee meeting attended in 1997 and will be paid the same annual fee and meeting fee for each meeting of the Board of Directors and committee meeting attended in 1998. When meetings of the Board of Directors of Bancorp, Commerce NJ and Commerce PA occur on the same day, only one fee is paid. Directors of Commerce Shore are paid a fee of $400 for each meeting of the Board of Directors and committee meeting attended, and directors of Commerce North are paid a fee of $300 for each meeting of the Board of Directors and committee meeting attended. No fees are paid to directors who are also operating officers of Bancorp, Commerce NJ, Commerce PA, Commerce Shore or Commerce North. Each director of Bancorp is provided with $100,000 of permanent life insurance.

         A retirement plan for outside directors, i.e., directors who are not officers or employees of Bancorp on the date their service as a Bancorp director ends, provides that outside directors with five or more years of service as a Bancorp director are entitled to receive annually, for ten years or the number of years served as a director, whichever is less, commencing upon such director's attainment of age 65 and retirement from the Bancorp Board or upon such director's disability, payments equal to the highest 1099 Compensation (as such term is defined in the plan) in effect at any time during the five year period immediately preceding such director's retirement or, if earlier, death or disability. This plan further provides that, in the event a director dies before receiving all benefits to which he or she is entitled, such director's surviving spouse is entitled to receive all benefits not received by the deceased director commencing upon such director's death. Upon a change in control of Bancorp (as such term is defined in the plan), the plan provides that each director then sitting on the Bancorp Board, notwithstanding the length of time served as a director, becomes entitled to receive annually, for ten years, or twice the number of years served as a director, whichever is less, payments equal to the higher of the director's 1099 Compensation at the time of the director's termination of Board service and the highest 1099 Compensation in effect at any time during the five year period immediately preceding the change in control commencing on the latest to occur of the termination of the director's Board service, attainment of age 65 or any date designated by the director at any time and from time to time. This plan became effective January 1, 1993, as amended.

1989 Stock Option Plan For Non-Employee Directors

         Effective April 24, 1989 (and as amended in 1994), Bancorp adopted the 1989 Stock Option Plan for Non-Employee Directors (the "1989 Plan") which provides for the purchase of a total of not more than 232,700 shares (as adjusted for all stock splits and dividends through April 24, 1998) of Bancorp Common Stock by members of the Boards of Directors of Bancorp and its subsidiary corporations. Options granted pursuant to the 1989 Plan may be exercised beginning on the earlier to occur of (i) one year after the date of their grant or (ii) a "change in control" of Bancorp, as such term is defined in the 1989 Plan. No further options may be granted under the 1989 Plan.

         Each non-employee director of Bancorp or any Bancorp subsidiary corporation who on or after May 1, 1989 is elected or reelected as a director of Bancorp or any subsidiary corporation at any annual or special meeting of shareholder(s) of Bancorp or any Bancorp subsidiary corporation was, as of the date of such election or reelection, automatically granted an option to purchase 500 shares of Bancorp's Common Stock; however, no non-employee director could receive an option or options to purchase more than 1,000 shares of Common Stock in any one calendar year. The maximum number of shares of Bancorp Common Stock as to which options could be granted to any non-employee director under the 1989 Plan was 10,000 shares.

         The 1989 Plan is administered by the Board of Directors of Bancorp, including non-employee directors. Options granted under the 1989 Plan are not "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended. Option prices were intended to equal 100% of the fair market value of Bancorp's Common Stock on the date of the election or re-election of the non-employee directors.

         For the year ended December 31, 1997, Messrs. Baird, Beck, Bershad, Kerr, Lewis, Ragone, Schwartz, Tarquini and Videon each received options under the 1989 Plan to purchase 1,050 shares of Bancorp Common Stock (as adjusted to reflect the 5% stock dividend declared on December 16, 1997). Such options were not exercisable in 1997.

Executive Officers

             The executive officers of Bancorp and its banking subsidiaries, as of April 24, 1998, are set forth below.

                                                     Position with Bancorp, Commerce NJ, Commerce PA,
                                                        Commerce Shore and Commerce North
       Name                      Age                             Principal Occupation
------------------               ---         ---------------------------------------------------------------------
Vernon W. Hill, II               52          Chairman and President of Bancorp since 1982; Chairman and/or President of Commerce NJ since 1973; Chairman of Commerce PA from June 1984 to
                                             June 1986 and from January 1987 to present; President of Commerce PA from June 1994 to present; Chairman of Commerce Shore since 1989 and
                                             Commerce North since 1997.

C. Edward Jordan, Jr.            54          Executive Vice President and Director of Bancorp since 1982; Executive
                                             Vice President and Director of Commerce NJ since 1974; Director of
                                             Commerce PA since 1997.

Peter M. Musumeci, Jr.           47          Executive Vice President and Senior Credit Officer of Bancorp since
                                             1986 and Treasurer and Assistant Secretary of Bancorp since 1984;
                                             Executive Vice President of Commerce NJ since 1986; Director of
                                             Commerce Shore since 1989.

Robert D. Falese, Jr.            51          Executive Vice President and Senior Loan Officer of Commerce NJ since
                                             1992.

Dennis M. DiFlorio               44          Executive Vice President of Commerce NJ since January, 1996; Director of Commerce North since 1997. Prior thereto Mr. DiFlorio was Senior
                                             Vice President of Commerce NJ since 1988.

David Wojcik                     45          Senior Vice President of Bancorp since 1988.

Thomas J. Sukay                  44          Senior Vice President of Bancorp since 1989.


Section 16(a) Beneficial Ownership Reporting Compliance

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

         Based solely on review of the copies of such reports furnished to Bancorp and written representations that no other reports were required during the fiscal year ended December 31, 1997, Bancorp believes all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were timely complied with.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

         The following table is a summary of certain information concerning the compensation during the last three fiscal years awarded or paid to, or earned by, Bancorp's chief executive officer and each of Bancorp's other four most highly compensated executive officers during Bancorp's last fiscal year.

                                                                                               Long Term
                                           Annual Compensation                                Compensation
                                    --------------------------------                          ------------
                                                                                               Securities
                                                                               Other           Underlying        All
                                                                               Annual         Stock Option      Other
         Name/Title                 Year         Salary      Bonus         Compensation(1)      Grants(2)   Compensation(3)
-------------------------------     ----         ------      -----         --------------     ------------  --------------
Vernon W. Hill, II                  1997       $550,000    $150,000            $67,213          105,000        $32,265
Chairman and President of           1996        480,000     150,000             62,377          144,979         37,381
Bancorp; Chairman and President     1995        441,000     125,000             50,779           36,465         37,925
of Commerce NJ and Commerce PA;
Chairman of Commerce Shore and
Commerce North

C. Edward Jordan, Jr.               1997       $260,000    $ 25,000                               5,250        $24,336
Executive Vice President of         1996        240,000      60,000                              45,203         29,654
Bancorp; Executive Vice             1995        225,000      60,000                              24,310         30,269
President of Commerce NJ

Peter M. Musumeci, Jr.              1997       $265,000    $ 60,000                              21,000        $20,751
Executive Vice President and        1996        240,000      60,000                              45,203         26,426
Senior Credit Officer,              1995        225,000      60,000                              24,310         26,757
Treasurer and Assistant
Secretary of Bancorp; Executive
Vice President of Commerce NJ

Robert D. Falese, Jr.               1997       $275,000    $ 80,000                              26,250        $ 7,056
Executive Vice President and        1996        240,000      80,000                              50,715         15,908
Senior Loan Officer of Commerce     1995        225,000      75,000                              24,310         15,319
NJ

Dennis M. DiFlorio                  1997       $275,000    $ 80,000                              26,250        $ 7,056
Executive Vice President of         1996        200,000      80,000                              50,715         10,609
Commerce NJ                         1995        175,000      75,000                              24,310         10,760


-----------------
(1) The total in this column reflects personal use of a company car (1997, $4,517; 1996, $4,517; 1995, $5,389), expense allowances (1997, $54,996;
         1996, $50,600; 1995, $36,600) and country club dues (1997, $7,700;
         1996, $7,260; 1995, $8,790). The value of such other annual compensation did not exceed the lesser of $50,000 or 10% of salary and bonus for any individual in any year except Mr. Hill.

(2) The stock option grants reflected in this column have been adjusted for the 5% stock dividends declared on December 16, 1997, December 19, 1996, January 2, 1996 and December 13, 1994. The original grant was adjusted based on the unexercised option shares outstanding on the date of the stock dividend.

(3) The totals in this column reflect (i) premiums on life insurance (for 1997, Mr. Hill, $24,032; Mr. Jordan, $17,344; and Mr. Musumeci, $13,738; for 1996, Mr. Hill, $25,128; Mr. Jordan, $18,218; and Mr.
         Musumeci, $14,275; and for 1995, Mr. Hill, $25,613; Mr. Jordan, $18,685; and Mr. Musumeci, $14,516); (ii) long-term disability policies (for 1997, Mr. Hill $2,355; Mr. Jordan, $1,114; Mr. Musumeci, $1,135;
         Mr. Falese, $1,178; and Mr. DiFlorio, $1,178; for 1996, Mr. Hill, $5,179; Mr. Jordan, $4,362; Mr. Musumeci, $5,074; Mr. Falese, $8,834;
         and Mr. DiFlorio, $3,535; and for 1995, Mr. Hill, $4,738; Mr. Jordan, $4,010; Mr. Musumeci, $4,667; Mr. Falese, $7,745; and

         Mr. DiFlorio, $3,186); and (iii) contributions to Bancorp's ESOP (in 1997, $5,878 each for all five individuals; in 1996, $7,074 each for all five individuals; and in 1995, $7,574 each for all five individuals).

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

         Under the terms of the Employment Agreement, Mr. Hill's "base salary" shall not be less than $620,000. The Employment Agreement provides that Mr. Hill will participate in any benefit or compensation programs in effect which are generally made available from time to time to executive officers of Bancorp and provides for all other fringe benefits as in effect from time to time which are generally available to Bancorp's salaried officers including, without limitation, medical and hospitalization coverage, life insurance coverage and disability coverage.

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

         The Employment Agreements for Messrs. Jordan, Musumeci, Falese and DiFlorio are substantially similar to that of Mr. Hill's except that: Mr. Jordan will serve as Executive Vice President of Bancorp and Commerce NJ, Mr. Musumeci will serve as Executive Vice President/Senior Credit Officer of Bancorp and Commerce NJ, Mr. Falese will serve as Executive Vice President and Senior Loan Officer of Bancorp and Commerce NJ, and Mr. DiFlorio will serve as Executive Vice President of Bancorp and Commerce NJ. The term of each Employment Agreement is three years and the lump sum death benefit is each equal to two times their respective average annual base salary in effect during the twenty-four month period preceding death. Mr. Jordan's "base salary" under his Employment Agreement is $250,000, Mr. Musumeci's "base salary" under his Employment Agreement is $280,000, Mr. Falese's "base salary" under his Employment Agreement is $300,000 and Mr. DiFlorio's "base salary" under his Employment Agreement is $300,000.

Employee Stock Option Plans

         Effective April, 1984, Bancorp adopted the Commerce Bancorp, Inc. Incentive Stock Option Plan (the "1984 Plan") which provided for the purchase of a total of not more than 1,415,623 shares of Bancorp Common Stock (as adjusted for all stock splits and stock dividends through April 24, 1998) by officers and key employees. Options granted under the 1984 Plan were intended to constitute "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). No further options may be granted under the 1984 Plan. As of April 24, 1998, 405,741 options (as adjusted for all stock splits and stock dividends through April 24, 1998) remain outstanding under the 1984 Plan.

         Effective May, 1994, Bancorp adopted the Commerce Bancorp, Inc. 1994 Employee Stock Option Plan (the "1994 Plan") which provided for the purchase of a total of not more than 1,214,904 shares of Bancorp Common Stock (as adjusted for all stock splits and stock dividends through April 24, 1998) by officers and key employees. Pursuant to the 1994 Plan, stock options may be granted which qualify under the Code as incentive stock options as well as stock options that do not qualify as incentive stock options. No further options may be granted under the 1994 Plan. As of April 24, 1998, 927,418 options (as adjusted for all stock splits and stock dividends through April 24, 1998) remain outstanding under the 1994 Plan.

         Effective May, 1997, Bancorp adopted the Commerce Bancorp, Inc. 1997 Employee Stock Option Plan (the "1997 Plan") which provides for the purchase of a total of not more than 2,625,000 shares of Bancorp Common Stock (as adjusted for all stock splits and stock dividends through April 24, 1998) by officers and key employees. Pursuant to the 1997 Plan, stock options may be granted which qualify under the Code as incentive stock options as well as stock options that do not qualify as incentive stock options. All officers and key employees of Bancorp or any current or future subsidiary corporation are eligible to receive options under the 1997 Plan. As of April 24, 1998, 723,911 options (as adjusted for all stock splits and stock dividends through April 24, 1998) had been granted under the 1997 Plan and 1,901,089 options (as adjusted for all stock splits and stock dividends through April 24, 1998) were available for grant. Options may continue to be granted under the 1997 Plan through December 31, 2006.

         (The 1984 Plan, 1994 Plan and 1997 Plan are collectively referred to as the "Employee Plans.")

         The purpose of the Employee Plans is to provide additional incentive to employees of Bancorp by encouraging them to invest in Bancorp's Common Stock and thereby acquire a proprietary interest in Bancorp and an increased personal interest in Bancorp's continued success and progress.

         The Employee Plans are administered by the Personnel Committee ("Committee") which is appointed by the Board of Directors and consists only of Directors who are not eligible to receive options under the Employee Plans. The Committee determines, among other things, which officers and key employees receive an option or options under the Employee Plans, the type of option (incentive stock options or non-qualified stock options, or both) to be granted, the number of shares subject to each option, the rate of option exercisability, and, subject to certain other provisions to be discussed below, the option price and duration of the option. Under the 1997 Plan, no individual may be granted a number of options that is more than 50% of the total number of shares of Bancorp Common Stock authorized for issuance under the 1997 Plan and incentive stock options first exercisable by an employee in any one year under the 1997 Plan (and all other Employee Plans of Bancorp) may not exceed $100,000 in value (determined at the time of grant). The Committee may, in its discretion, modify or amend any of the option terms hereafter described, provided that if an incentive option is granted, the option as modified or amended continues to be an incentive stock option.

         In the event of any change in the capitalization of Bancorp, such as by stock dividend, stock split or what the Board of Directors deems in its sole discretion to be similar circumstances, the aggregate number and kind of shares which may be issued under the Employee Plans will be appropriately adjusted in a manner determined in the sole discretion of the Board of Directors. Reacquired shares of Bancorp's Common Stock, as well as unissued shares, may be used for the purpose of the 1997 Plan. Common Stock of Bancorp subject to options which have terminated unexercised, either in whole or in part, will be available for future options granted under the 1997 Plan. The option price for options issued under the 1997 Plan must be at least equal to 100% of the fair market value of the Common Stock as of the date the option is granted.

         Options granted pursuant to the Employee Plans are not exercisable until one year after the date of grant and then are exercisable pursuant to a schedule based on years of service or option holding period. Under the 1994 Plan and 1997 Plan, but not the 1984 Plan, in the event of a "change in control" of Bancorp, as defined in the 1994 Plan and 1997 Plan, each optionee may exercise the total number of shares then subject to the option. The Committee has the authority to provide for a different rate of option exercisability for any optionee.

         Options granted under the 1984 Plan and 1994 Plan are not transferable other than by will or by the laws of descent and distribution. Except as otherwise authorized by the Committee with respect to non-qualified stock options only, options granted pursuant to the 1997 Plan are not transferable, except by will or the laws of descent and distribution in the event of death.

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

         Under the 1994 Plan and 1997 Plan, unless terminated earlier by the option's terms, both incentive stock options and non-qualified stock options expire ten years after the date they are granted. Options terminate three months after the date on which employment is terminated (whether such termination be voluntary or involuntary), other than by reason of death or disability. The option terminates one year from the date of termination due to death or disability (but not later than the scheduled termination date). During an optionee's lifetime, the option is exercisable only by the optionee, including, for this purpose, the optionee's legal guardian or custodian in the event of disability, except that under the 1997 Plan, if specifically permitted by the Committee or Board of Directors, non-qualified stock options are transferrable.

         During 1997, Bancorp granted stock options to purchase an aggregate of 605,745 shares (as adjusted for all stock splits and stock dividends through April 24, 1998) of Bancorp's Common Stock at $44.41 per share (as adjusted for all stock splits and stock dividends through April 24, 1998) under the 1997 Plan. During 1997, a total of 308,392 options were exercised under the 1984 Plan and 1994 Plan.

Stock Option Tables

         The following table sets forth certain information regarding options granted during 1997 to each of the executive officers named in the Summary Compensation Table.

                                                                                                      GRANT DATE
                                              INDIVIDUAL OPTION GRANTS IN FISCAL 1997                   VALUE
                            ---------------------------------------------------------------        ----------------

                             Number of        % of Total
                            Securities          Options
                            Underlying        Granted to                                             Black-Scholes
                              Options        Employees in       Exercise         Expiration           Grant Date
Name                        Granted(1)         Fiscal Year     Price (1)           Date             Present Value (2)
----                        ----------         -----------     ---------           ----            -----------------
Vernon W. Hill, II           105,000             17.3%          $44.41       December 16, 2007         $1,096,200

C. Edward Jordan, Jr.          5,250              0.9%           44.41       December 16, 2007             54,810

Peter M. Musumeci, Jr.        21,000              3.5%           44.41       December 16, 2007            219,240

Robert D. Falese, Jr.         26,250              4.3%           44.41       December 16, 2007            274,050

Dennis M. DiFlorio            26,250              4.3%           44.41       December 16, 2007            274,050

-----------------
(1) The stock option grants and exercise price reflected in these columns have been adjusted for the 5% stock dividends declared on December 16, 1997.

(2) In accordance with Securities and Exchange Commission rules, the Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table. Bancorp's use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about future movement of the stock price. The assumptions used in the model were expected volatility of .289, risk-free rate of return of 5.59%, dividend yield of 3%, and weighted average expected life of four years. The real value of the options in this table depends upon the actual performance of Bancorp's Common Stock during the applicable period.

        The following table sets forth certain information regarding individual exercises of stock options during 1997 by each of the executive officers named in the Summary Compensation Table.


   AGGREGATED STOCK OPTION EXERCISES IN 1997 AND YEAR-END STOCK OPTION VALUES
   --------------------------------------------------------------------------

                                                           Number of Securities
                                                          Underlying Unexercised         Value of Unexercised in the
                            Shares                            Stock Options at                Money Stock Options
                         Acquired on         Value           Year-End 1997 (1)                at Year-End 1997
       Name                Exercise        Realized     Exercisable     Unexercisable   Exercisable     Unexercisable
---------------------      --------        --------     -----------     -------------   -----------     -------------
Vernon W. Hill, II           1,532         $40,782       272,194          105,000        $8,046,578        $437,653
C. Edward Jordan, Jr.       13,457         280,770       144,657            5,250         4,758,367          21,883
Peter M. Musumeci, Jr.      81,766       1,839,807        69,513           21,000         1,960,521          87,531
Robert D. Falese, Jr.        2,500          62,813        81,727           57,686         2,630,029         953,985
Dennis M. DiFlorio           9,075         319,156       116,771           26,250         3,686,220         109,413

--------------
(1) The stock options reflected in this column have been adjusted for the 5% stock dividend declared on December 16, 1997.


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

        In January 1990, the ESOP Trust purchased 417,000 shares of Series C ESOP Cumulative Convertible Preferred Stock ("ESOP Shares") from Bancorp for an aggregate purchase price of $7,500,000. The ESOP Trust borrowed the purchase price for the ESOP Shares from an unaffiliated bank, which loan was refinanced with another unaffiliated bank in 1994 (the "Loan"). The Loan is guaranteed by Bancorp and its subsidiaries, and is secured by the pledge of the ESOP Shares obtained with the proceeds of the Loan. Bancorp has agreed to contribute to the ESOP amounts sufficient to permit the ESOP to make principal and interest payments on the Loan. Pursuant to the loan agreement with the ESOP's bank lender, a portion of the ESOP Shares pledged by the ESOP for repayment of the Loan will be released from the pledge according to a formula based on the portion of principal and interest which has been repaid each year. As of December 31, 1997, the outstanding principal balance on the Loan was $2,308,000.

        Effective March 1, 1998, the Trustees of the ESOP exercised their right to convert all 417,000 ESOP Shares held by the ESOP into 646,904 shares of Bancorp Common Stock. As of April 24, 1998, the ESOP Trust held of record 722,531 shares of Common Stock. As of April 24, 1998, approximately 523,600 shares of Common Stock held by the ESOP Trust were allocated to individual participant accounts. The unallocated shares of common stock the ESOP held of record as of April 24, 1998 was approximately 1.11% of Bancorp's Common Stock.

        The co-trustees of the ESOP are Vernon W. Hill, II and C. Edward Jordan, Jr. Each participant may direct the trustees of the ESOP's trust as to the manner in which shares of voting stock allocated to his account are to be voted. Each participant in the ESOP will become entitled to direct the trustees as to the voting of the shares of Common Stock which are released from the pledge and which are allocated to his account under the ESOP. The enclosed form of Proxy also serves as the voting instruction card for the trustees of the ESOP with respect to the shares of Common Stock which have been allocated to the accounts of participants under the ESOP. Shares which have not been allocated to the account of any participant will be voted by the co-trustees in accordance with such procedures as Bancorp, as the Plan Administrator, shall direct. Shares which have been allocated to the accounts of participants but for which no voting directions are received will be voted as the trustees direct in the exercise of their independent judgment. For the Plan Year ended December 31, 1997, Bancorp contributed $1,177,000 to the ESOP.

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

Personnel Committee Interlocks and Insider Participation

         The Personnel Committee members are Morton N. Kerr, Daniel J. Ragone and Jack R Bershad.

         Mr. Kerr, a director and nominee for director of Bancorp, is the President of Markeim-Chalmers, Inc. which in 1997 received $183,000 in fees for real estate related services, primarily real estate appraisals.

         Mr. Bershad, a director and nominee for director of Bancorp, is a member of a law firm which Bancorp and its subsidiaries have retained during Bancorp's last fiscal year and which Bancorp and its subsidiaries intend to retain during its current fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth, as of April 24 1998, the beneficial ownership of Bancorp's Common Stock by (i) each director of the Company, (ii) each of the executive officers of the Company named in the Summary Compensation Table and (iii) all the directors and executive officers of the Company as a group. No person is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock. Unless otherwise specified, all persons listed below have sole voting and investment power with respect to their shares.

                                                                                   COMMON STOCK
                                                                    ---------------------------------------------

                      Name of                                       Number of Shares             Percent of
               Beneficial Owner or                                    Beneficially                 Class
                Identity of Group                                       Owned(1)             Beneficially Owned(1)
-----------------------------------------------------                --------------          ---------------------
David Baird, IV .....................................                   79,691 (2)                      *
Robert C. Beck.......................................                  125,001 (3)                      *
Jack R Bershad.......................................                   39,868 (4)                      *
Joseph E. Buckelew...................................                  175,307 (5)                      *
Vernon W. Hill, II...................................                  755,773 (6)                    4.14
C. Edward Jordan, Jr.................................                  218,590 (7)                    1.21
Morton N. Kerr.......................................                   52,404 (8)                      *
Steven M. Lewis .....................................                  159,358 (9)                      *
Daniel J. Ragone.....................................                   59,660 (10)                     *
William A. Schwartz, Jr..............................                   13,588 (11)                     *
Joseph T. Tarquini, Jr...............................                  185,490 (12)                   1.03
Frank C. Videon......................................                   60,725 (13)                     *
Peter M. Musumeci, Jr ...............................                  141,237 (14)                     *
Robert D. Falese, Jr.................................                   87,179 (15)                     *
Dennis M. DiFlorio...................................                  141,003 (16)                     *

All Directors, Nominees for Directors
and Executive Officers of the Company
as a Group (17 Persons)..............................                2,352,835(17)                   12.49

-----------------------------

* less than 1%

(1) The securities "beneficially owned" are determined in accordance with the definitions of "beneficial ownership" as set forth in the regulations of the Securities and Exchange Commission and, accordingly, may include securities owned by or for, among others, the wife and/or minor children of the individual and any other relative who has the same residence as such individual as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after April 24, 1998. Shares subject to outstanding stock options which an individual has the right to acquire within 60 days after April 24, 1998 are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such individual or any group including such individual only. Beneficial ownership may be disclaimed as to certain of the securities.

(2) Includes 8,541 shares of Common Stock issuable upon the exercise of stock options granted under the Company's 1989 Stock Option Plan for Non-Employee Directors.

(3) Includes 8,686 shares of Common Stock issuable upon the exercise of stock options granted under the Company's 1989 Stock Option Plan for Non-Employee Directors.

(4) Includes 14,318 shares of Common Stock held by Mr. Bershad's wife and 11,575 shares of Common Stock issuable upon the exercise of stock options granted under the Company's 1989 Stock Option Plan for Non-Employee Directors.

(5) Includes 3,308 shares of Common Stock held by Mr. Buckelew's wife, 1,736 shares held by Buckelew & Lane Investments and 2,376 shares of Common Stock issuable upon the exercise of stock options granted under the Company's 1989 Stock Option Plan for Non-Employee Directors. Mr. Buckelew is a partner of Buckelew & Lane Investments.

(6) Includes 37,617 shares held by Site Development Inc., 19,474 shares held by the wife of Mr. Hill, 52,805 shares held by S. J. Dining, Inc., 49,940 shares held by U.S. Restaurants, Inc., 46,695 shares held by J.V. Properties, 12,971 shares held by InterArch, Inc., 44,626 shares held by the Hill Family Trust and 10,681 shares allocated to Mr. Hill by the Company's ESOP. Mr. Hill is the Chairman of the Board of Site Development, Inc., a shareholder of S. J. Dining, Inc., a shareholder of U.S. Restaurants, Inc., a partner in J.V. Properties, a co-trustee and beneficiary of the Hill Family Trust and a co-trustee and beneficiary of the Company's ESOP Trust. InterArch, Inc., is a company own by Mr. Hill's wife. This amount also includes 272,182 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Hill under the Company's 1984 and 1994 Employee Stock Option Plans. This amount does not include any unallocated shares of Common Stock held by the Company's ESOP as to which Mr. Hill is a co-trustee.

(7) Includes 144,655 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Jordan under the Company's 1984 and 1994 Employee Stock Option Plans, 9,069 shares allocated to Mr. Jordan by the Company's ESOP, of which Mr. Jordan is a co-trustee and beneficiary, and 1,664 shares held in trust for Mr. Jordan's minor children. This amount does not include any unallocated shares of Common Stock held by the Company's ESOP as to which Mr. Jordan is a co-trustee.

(8) Includes 154 shares of Common Stock held by Mr. Kerr's wife, 50,548 shares held by the Markeim-Chalmers, Inc. Pension Plan and 1,050 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Kerr under the Company's 1989 Stock Option Plan for Non-Employee Directors. Markeim-Chalmers, Inc. is a company owned by Mr. Kerr.

(9) Includes 52,805 shares held by S. J. Dining, Inc., 49,940 shares held by U.S. Restaurants, Inc. and 11,575 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Lewis under the Company's 1989 Stock Option Plan for Non-Employee Directors. Mr. Lewis is President of S. J. Dining, Inc. and President of U.S. Restaurants, Inc. This amount also includes 2,506 shares held in trust for Mr. Lewis' minor children.

(10) Includes 19,167 shares held by Mr. Ragone's wife, 13,386 shares held jointly with Mr. Ragone's wife and 3,007 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Ragone under the Company's 1989 Stock Option Plan for Non-Employee Directors.

(11) Includes 263 shares held by Mr. Schwartz's wife, 5,359 shares held jointly with Mr. Schwartz's wife and 6,315 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Schwartz under the Company's 1989 Stock Option Plan for Non-Employee Directors.

(12) Includes 14,774 shares held by Mr. Tarquini's wife, 16,708 shares held by The Tarquini Organization Profit Sharing Plan, 1,785 shares held by The Tarquini Foundation and 11,575 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Tarquini under the Company's 1989 Stock Option Plan for Non-Employee Directors. Mr. Tarquini is the President of The Tarquini Organization.

(13) Includes 20,773 shares held jointly with Mr. Videon's wife, 6,000 shares held by Mr. Videon's wife, 9,428 shares held by Frank C. Videon, Inc., Profit Sharing Trust, 2,879 shares held by Videon Chevrolet Profit Sharing Plan, 10,777 shares held by the Videon Dodge, Inc., Employee Profit Sharing Trust, 5,556 shares held by the Frank C. Videon Funeral Home Profit Sharing Plan, 2,228 shares held in Trust for Mr. Videon's minor grandchildren and 3,424 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Videon under the Company's 1989 Stock Option Plan for Non-Employee Directors. Mr. Videon is president of Frank C. Videon, Inc., Vice President of Videon Chevrolet, President of Videon Dodge, Inc., and Owner of Videon Funeral Home.

(14) Includes 62,832 shares held jointly with Mr. Musumeci's wife, 69,511 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Musumeci under the Company's 1984 and 1994 Employee Stock Option Plans and 8,583 shares of Common Stock allocated to Mr. Musumeci under the Company's ESOP.

(15) Includes 71,825 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Falese under the Company's 1984 and 1994 Employee Stock Option Plans and 1,516 shares of Common Stock allocated to Mr. Falese under the Company's ESOP, 9,736 shares held by Mr. Falese's wife, 653 shares held jointly with Mr. Falese's wife, 2,675 shares held by Mr. Falese's wife in trust for their minor daughter.

(16) Includes 102,489 shares of Common Stock issuable upon the exercise of stock options granted to Mr. DiFlorio under the Company's 1984 and 1994 Employee Stock Option Plans and 4,748 shares of Common Stock allocated to Mr. DiFlorio under the Company's ESOP.

(17) Includes an aggregate of 846,023 shares of Common Stock issuable upon the exercise of stock options granted to directors and certain executive officers of the Company under the Company's Stock Option Plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Certain directors and executive officers of Bancorp, Commerce NJ, Commerce PA, Commerce Shore and Commerce North, certain of their immediate family members and certain corporations or organizations with which they are affiliated have had and expect to continue to have loan and other banking transactions with Commerce NJ, Commerce PA, Commerce Shore and Commerce North. All such loans and other banking transactions were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions for unrelated parties, and did not involve more than the normal risk of uncollectibility or present other unfavorable features.

         The Board of Directors of Bancorp approves all transactions in which an officer or director of Bancorp or any of its subsidiaries has an interest. In the case of a transaction involving a director of Bancorp, such director does not vote on the transaction.

         Mr. Kerr, a director and nominee for director of Bancorp, is the President of Markeim-Chalmers, Inc. which in 1997 received $183,000 in fees for real estate related services, primarily real estate appraisals.

         Messrs. Beck and Bershad, directors and nominees for directors of Bancorp, are members of law firms which Bancorp and its subsidiaries have retained during Bancorp's last fiscal year and which Bancorp and its subsidiaries intend to retain during its current fiscal year.

         Bancorp leases from limited partnerships in which Mr. Hill is a partner or in which a corporation owned by Mr. Hill is a partner under separate operating lease agreements the land on which it has constructed ten branch offices. The aggregate annual rental under these leases for 1997 was approximately $375,000. These leases expire periodically through 2017 but are renewable through 2037. Aggregate annual rentals escalate to $501,000 in 2007.

         Bancorp leases land to a limited partnership partially comprised of the directors of Bancorp including Messrs. Bershad, Hill and Lewis and a corporation owned by Mr. Hill. The initial lease term is 25 years, with two successive 10-year options. As of December 31, 1997, the future minimum lease payments to be received by Bancorp amount to approximately $55,000 for each of the next two years and $432,000 thereafter for the remainder of the initial lease term. In accordance with the provision of the land lease, the limited partnership constructed and owns the office building located on the land. Commerce PA leases the building as a branch facility. The initial lease term expires in 2010.

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

         During 1997, Commerce NJ, Commerce PA, Commerce Shore and Commerce North obtained interior design, facilities management and general contractor services in the amount of $916,000 from a business corporation of which Shirley Hill, wife of Vernon W. Hill, II, is a principal shareholder and the president. Additionally, during 1997 the business received commissions of $1,464,000 on furniture and facility purchases made directly by Commerce NJ, Commerce PA, Commerce Shore and Commerce North. These expenditures related primarily to the furnishing and related design services of the opening and/or refurbishing of certain offices during the period. In the opinion of management, such expenses were substantially equivalent to those that would have been paid to unaffiliated companies for similar furniture and services.

                                    SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report of Form 10-K for the year ended December 31, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.


                                             COMMERCE BANCORP, INC.




Date:        April 28, 1998                  By: /s/ Douglas J. Pauls
                                                 -----------------------------
                                                 Douglas J. Pauls
                                                 Vice President and Controller