Form 10-Q
period 1998-03-31
COMMERCE BANCORP INC /NJ/
filed 1998-05-14
CIK 715096

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1998

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

                       Yes   X                No  _______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.




         Common Stock                                    18,011,327
         (Title of Class)                       (No. of Shares Outstanding
                                                       as of  5/08/98)

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page


PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets (unaudited)
                           March 31, 1998 and December 31, 1997

                  Consolidated  Statements  of Income  (unaudited)
                           Three months ended March 31, 1998 and
                           March 31, 1997

                  Consolidated Statements of Cash Flows (unaudited)
                           Three months ended March 31, 1998 and
                           March 31, 1997

                  Notes to Consolidated Financial Statements (unaudited)

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operation

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                         PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                     Commerce Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)

-----------------------------------------------------------------------------------------------------------------
                                                                                       March 31,      December 31,
                                                                                   ------------------------------
                 (dollars in thousands)                                                  1998             1997
-----------------------------------------------------------------------------------------------------------------
Assets           Cash and due from banks                                               $180,406         $167,900
                 Federal funds sold                                                      10,900
                                                                                   ------------------------------
                                Cash and cash equivalents                               191,306          167,900
                 Mortgages held for sale                                                 13,489            7,260
                 Trading securities                                                       9,798            7,911
                 Securities available for sale                                        1,289,115        1,315,120
                 Securities held to maturity                                          1,028,760          874,032
                  (market value 1998-$1,026,745; 1997-$869,815)
                 Loans                                                                1,468,800        1,411,289
                              Less allowance for loan losses                             21,976           21,261
                                                                                   ------------------------------
                                                                                      1,446,824        1,390,028
                 Bank premises and equipment, net                                       116,020          111,759
                 Other assets                                                            63,358           64,957
                                                                                   ------------------------------
                                                                                     $4,158,670       $3,938,967
                                                                                   ==============================

Liabilities      Deposits:
                              Demand:
                                Interest-bearing                                     $1,178,372       $1,111,302
                                Noninterest-bearing                                     778,895          762,843
                              Savings                                                   751,192          705,906
                              Time                                                    1,042,986          789,353
                                                                                   ------------------------------
                                Total deposits                                        3,751,445        3,369,404

                 Other borrowed money                                                    25,000          223,300
                 Other liabilities                                                       27,218           12,695
                 Obligation to Employee Stock Ownership Plan (ESOP)                       2,051            2,308
                 Trust Capital Securities - Commerce Capital Trust I                     57,500           57,500
                 Long-term debt                                                          23,000           23,000
                                                                                   ------------------------------
                                                                                      3,886,214        3,688,207

Stockholders'    Common stock, 18,068,447 shares issued (16,999,824 shares in 1997)      28,232           25,309
Equity           Series C preferred stock, 417,000 shares in 1997                                          7,506
                 Capital in excess of par or stated value                               212,139          167,529
                 Retained earnings                                                       28,695           50,592
                 Accumulated other comprehensive income                                   7,065            3,756
                                                                                   ------------------------------
                                                                                        276,131          254,692
                 Less commitment to ESOP                                                  2,051            2,308
                 Less treasury stock, at cost, 100,159 shares in 1998
                              (100,159 in 1997)                                           1,624            1,624
                                                                                   ------------------------------
                                Total stockholders' equity                              272,456          250,760
                                                                                   ------------------------------
                                                                                     $4,158,670       $3,938,967
                                                                                   ==============================


                            See accompanying notes.

                     Commerce Bancorp, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)

--------------------------------------------------------------------------------------
                                                                   Three Months Ended
                                                                        March 31,
                                                              ------------------------
             (dollars in thousands, except per share amounts)       1998         1997
--------------------------------------------------------------------------------------
Interest     Interest and fees on loans                           $31,141      $28,113
income       Interest on investments                               36,396       26,814
             Other interest                                           354          412
                                                              ------------------------
                  Total interest income                            67,891       55,339
                                                              ------------------------

Interest     Interest on deposits:
expense         Demand                                              7,264        5,471
                Savings                                             4,414        3,770
                Time                                               12,670       10,666
                                                              ------------------------
                  Total interest on deposits                       24,348       19,907
             Interest on other borrowed money                       2,001          460
             Interest on long-term debt                             1,782          506
                                                              ------------------------
                  Total interest expense                           28,131       20,873
                                                              ------------------------

             Net interest income                                   39,760       34,466
             Provision for loan losses                              1,210        1,626
                                                              ------------------------
             Net interest income after provision for loan losses   38,550       32,840

Noninterest  Deposit charges and service fees                       8,083        6,198
income       Other operating income                                11,805        6,751
             Net investment securities gains
                                                              ------------------------
                  Total noninterest income                         19,888       12,949
                                                              ------------------------

Noninterest  Salaries                                              16,011       11,902
expense      Benefits                                               3,281        2,746
             Occupancy                                              3,922        3,334
             Furniture and equipment                                5,366        4,041
             Office                                                 4,106        3,089
             Audit and regulatory fees and assessments                502          375
             Marketing                                              1,848        1,239
             Other real estate (net)                                  420          469
             Other                                                  5,239        4,011
                                                              ------------------------
                  Total noninterest expenses                       40,695       31,206
                                                              ------------------------

             Income before income taxes                            17,743       14,583
             Provision for federal and state income taxes           6,296        5,149
                                                              ------------------------
             Net income                                            11,447        9,434

             Dividends on preferred stocks                                         141
                                                              ========================
             Net income applicable to common stock                $11,447       $9,293
                                                              ========================

             Net income per common and common equivalent share:
                Basic                                               $0.65        $0.57
                                                              ------------------------
                Diluted                                             $0.61        $0.53
                                                              ------------------------
             Average common and common equivalent shares outstanding:
                Basic                                              17,509       16,363
                                                              ------------------------
                Diluted                                            18,750       17,684
                                                              ------------------------
             Cash dividends declared, common stock                  $0.24        $0.19
                                                              ========================

                            See accompanying notes.

                     Commerce Bancorp, Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                              --------------------------
                        (dollars in thousands)                                                     1998            1997
----------------------------------------------------------------------------------------------------------------------------
Operating activities    Net income                                                                $11,447         9,434
                        Adjustments to reconcile net income to net cash
                           provided by operating activities:
                              Provision for loan losses                                             1,210         1,626
                              Provision for depreciation, amortization and accretion                5,221         4,113
                              Proceeds from sales of mortgages held for sale                        7,702         3,492
                              Originations of mortgages held for sale                             (13,931)       (3,996)
                              Net loan (chargeoffs)                                                  (495)          (57)
                              Net (increase) decrease in trading securities                        (1,887)        7,162
                              Decrease in other assets                                               (446)       (5,739)
                              Increase in other liabilities                                        14,523         5,212
                        ----------------------------------------------------------------------------------------------------
                                               Net cash provided by operating activities           23,345        21,247

Investing activities    Proceeds from the sales of securities available for sale                  102,174
                        Proceeds from the maturity of securities available for sale                61,621        44,655
                        Proceeds from the maturity of securities held to maturity                  43,739        24,461
                        Purchase of securities available for sale                                (133,028)      (20,336)
                        Purchase of securities held to maturity                                  (199,105)     (135,039)
                        Net increase in loans                                                     (59,871)      (41,637)
                        Proceeds from sales of loans                                                2,360         2,713
                        Purchases of premises and equipment                                        (8,251)       (4,561)
                        ----------------------------------------------------------------------------------------------------
                                               Net cash used by investing activities             (190,361)     (129,744)

Financing activities    Net increase in demand and savings deposits                               128,408       100,801
                        Net increase in time deposits                                             253,633        51,988
                        Net decrease in other borrowed money                                     (198,300)      (45,000)
                        Dividends paid                                                             (3,914)       (2,612)
                        Issuance of common stock                                                    8,257
                        Proceeds from issuance of common stock under
                             dividend reinvestment and other stock plans                            2,290         1,837
                        Other                                                                          49           218
                        ----------------------------------------------------------------------------------------------------
                                               Net cash provided  by financing activities         190,423       107,232

                        Increase (decrease) in cash and cash equivalents                           23,406        (1,265)
                        Cash and cash equivalents at beginning of year                            167,900       208,833
                        ----------------------------------------------------------------------------------------------------
                        Cash and cash equivalents at end of period                               $191,306      $207,568
                        ----------------------------------------------------------------------------------------------------

                        Supplemental disclosures of cash flow information:  Cash
                          paid during the period for:
                            Interest                                                              $26,286       $19,877
                            Income taxes                                                              125           535
                          Other noncash activities:
                            Transfer of securities to securities available for sale                              82,933
                        ----------------------------------------------------------------------------------------------------

                            See accompanying notes.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A.       Consolidated Financial Statements

                  The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. Certain amounts in prior periods have been reclassified for comparative purposes.

                  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report for the period ended December 31, 1997. The results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

                  The consolidated financial statements include the accounts of Commerce Bancorp, Inc. (the Company) and all of its subsidiaries, including Commerce Bank, N.A. (Commerce NJ), Commerce
         Bank/Pennsylvania, N.A., Commerce Bank/Shore, N.A., Commerce Bank/North, Commerce Capital Trust I, and Commerce Capital Markets, Inc. (CCMI). All material intercompany transactions have been eliminated.

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

C.       Employee Stock Ownership Plan (ESOP) Debt Guarantee

                  The Company has guaranteed a debt obligation of its Employee Stock Ownership Plan (ESOP) which originated at $7,500,000 and has been reduced to $2,051,000 through principal reductions. Accordingly, the loan amount is reflected in the Company's consolidated balance sheet as a liability and an equal amount, representing deferred employee benefits, has been recorded as a deduction from stockholders' equity. The ESOP obtained the loan in 1990 to acquire a new class of Company Cumulative Convertible Preferred Stock (Series C) at a price of $18.00 per share. The loan was refinanced in 1994, and is payable in quarterly installments with the final payment due January 28, 2000. The loan bears interest at a variable rate, although the rate can be fixed at future repricing dates in accordance with the loan agreement. Effective March 1, 1998, the Trustees of the ESOP exercised their right to convert all 417,000 shares of the Series C stock into 646,904 shares of the Company's common stock, a portion of which is pledged as security for the loan. As the Company makes annual contributions to the ESOP, these contributions, plus dividends from the Company's common stock held by the ESOP, will be used to repay the loan.

D.       Recent Accounting Statements

                  As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes new standards for reporting comprehensive income, which includes net income as well as certain other items which result in a change to equity during the period. Prior period financial statements have been reclassified to conform to the requirements of FAS 130. The adoption of FAS 130 had no impact on the Company's financial position or results of operations. During the first quarter of 1998 and 1997, total comprehensive income, which for the Company included net income and unrealized gains and losses on the Company's available for sale securities, amounted to $14.8 million and $701 thousand, respectively.

                  In June, 1997, the Financial Accounting Standards Board issued Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information" (FAS 131). FAS 131 requires disclosure of financial and descriptive information about an enterprise's operating segments that meet certain quantitative thresholds. This statement is effective for fiscal years beginning after December 15, 1997, but is not required to be applied for interim reporting in the initial year of application. The Company is currently evaluating the impact of FAS 131 on the disclosures included in its annual financial statements.

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

F.       Commerce Capital Markets, Inc.

                  In the first quarter of 1998, the Company completed the acquisition of A. H. Williams & Co. (Williams), Philadelphia, PA, a public finance investment firm, and combined Williams with Commerce Capital, the bank securities dealer division of Commerce NJ, to form Commerce Capital Markets, Inc., a wholly-owned nonbank subsidiary of the Company engaging in certain securities activities permitted under
         Section 20 of the Glass-Steagall Act. The acquisition was completed by the issuance of common stock of the Company totaling approximately 316,000 shares. The transaction was accounted for as a pooling of interests. However, financial statements of the periods prior to the acquisition have not been restated, as the changes, in the aggregate, would be immaterial.

G.       Earnings Per Share

         The calculation of earnings per share follows (in thousands, except for per share amounts):

                                                        Three Months Ended
                                                             March 31
                                                         1998        1997
                                                       -------     -------

          Basic:
          Net income                                   $11,447      $9,434
          Preferred stock dividends                                    141
                                                       -------     -------
          Net income applicable to common stock        $11,447      $9,293
                                                       =======     =======

          Average common shares outstanding             17,509      16,363
                                                       =======     =======

          Net income per common share - basic            $0.65       $0.57
                                                       =======     =======

          Diluted:
          Net income                                   $11,447      $9,434
          Additional ESOP contribution under the
                   if-converted method                                  11
                                                       -------     -------
          Net income applicable to common stock
                   on a diluted basis                  $11,447      $9,423
                                                       =======     =======

          Average common shares outstanding             17,509      16,363
          Additional shares considered in diluted
                   computation assuming:
                     Exercise of stock options             817         674
                     Conversion of preferred stock         424         647
                                                       -------     -------
          Average common shares outstanding
                   on a diluted basis                   18,750      17,684
                                                       =======     =======

          Net income per common share - diluted          $0.61       $0.53
                                                       =======     =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         Capital Resources

                  At March 31, 1998, stockholders' equity totaled $272.5 million or 6.55% of total assets, compared to $250.8 million or 6.37% of total assets at December 31, 1997.

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

                  The table below presents the Company's and Commerce NJ's risk-based and leverage ratios at March 31, 1998 and 1997:

                                                                                       Per Regulatory Guidelines
                                                        Actual                     Minimum                "Well Capitalized"
                                               Amount           Ratio       Amount           Ratio      Amount            Ratio

March 31, 1998
Company
   Risk based capital ratios:
     Tier 1                                   $317,704           15.87%     $80,086           4.00%    $120,129            6.00%
     Total capital                             358,080           17.88      160,172           8.00      200,215           10.00
   Leverage ratio                              317,704            7.86      121,280           3.00      202,133            5.00

Commerce NJ Risk based capital ratios:
     Tier 1                                   $177,218           13.08%     $54,185           4.00%     $81,278            6.00%
     Total capital                             191,617           14.15      108,371           8.00      135,464           10.00
   Leverage ratio                              177,218            6.50       81,760           3.00      136,267            5.00

March 31, 1997
Company
   Risk based capital ratios:
     Tier 1                                   $212,974           12.65%     $67,369           4.00%    $101,054            6.00%
     Total capital                             255,518           15.17      134,739           8.00      168,424           10.00
   Leverage ratio                              212,974            6.58       97,133           3.00      161,888            5.00

Commerce NJ Risk based capital ratios:
     Tier 1                                   $149,347           13.44%     $44,463           4.00%     $66,694            6.00%
     Total capital                             161,923           14.57       88,926           8.00      111,157           10.00
   Leverage ratio                              149,347            7.01       63,918           3.00      106,530            5.00

                At March 31, 1998, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes as of March 31, 1998, that the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

         Deposits

                  Total deposits at March 31, 1998 were $3.75 billion, up $679.0 million, or 22% over total deposits of $3.07 billion at March 31, 1997, and up by $382.0 million, or 11% from year-end 1997. Deposit growth during the first three months of 1998 included core deposit growth in all categories as well as growth from the public sector. The Company experienced "same-store core deposit growth" of 13.1% at March 31, 1998 as compared to deposits a year ago for those branches open for more than two years.

         Interest Rate Sensitivity and Liquidity

                  The Company's risk of loss arising from adverse changes in the fair market value of financial instruments, or market risk, is composed primarily of interest rate risk. The primary objective of the Company's asset/liability management activities is to maximize net interest income, while maintaining acceptable levels of interest rate risk. The Company's Asset/Liability Committee (ALCO) is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with these policies. The guidelines established by ALCO are reviewed by the Company's Board of Directors.

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

                  The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate 200 basis point change during the next year, with rates remaining constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 15% of net income in the flat rate scenario in the first year and within 30% over the two year time frame. At March 31, 1998, the Company's income simulation model indicates net income would decrease by 1.31% and 4.03% in the first year and over a two year time frame, respectively, if rates decreased as described above. The model projects that net income would decrease by 6.69% and 9.25% in the first year and over a two year time frame, respectively, if rates increased as described above. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

                  In the event the Company's interest rate risk models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings.

                  Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At March 31, 1998, the market value of equity model indicates an acceptable level of interest rate risk.

                  Liquidity involves the Company's ability to raise funds to support asset growth or decrease assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company's liquidity needs are primarily met by growth in core deposits, its cash and federal funds sold position, cash flow from its amortizing investment and loan portfolios, as well as the use of short-term borrowings, as required.

         Short-Term Borrowings

                  Short-term  borrowings,   or  other  borrowed  money,  consist
         primarily of securities sold under agreements to repurchase. In 1997, short-term borrowings were used to meet short term funding needs. During the first three months of 1998, the Company significantly reduced its short-term borrowings, primarily through increased deposits. At March 31, 1998, short-term borrowings aggregated $25.0 million and had an average rate of 5.78%.

         Interest Earning Assets

                  For the three month period ended March 31, 1998, interest earning assets increased $205.3 million from $3.62 billion to $3.82 billion. This increase was primarily in investment securities and the loan portfolio as described below.

         Loans

                  During the first three months of 1998, loans increased $57.5 million from $1.41 billion to $1.47 billion. At March 31, 1998, loans represented 39% of total deposits and 35% of total assets. The increase in the loan portfolio was due primarily to loans secured by commercial real estate properties.

         Investments

                In total, for the first three months of 1998, securities increased $130.6 million from $2.20 billion to $2.33 billion. Deposit growth and other funding sources were used to increase the Company's investment portfolio. The available for sale portfolio decreased $26.0 million to $1.29 billion from $1.32 billion at December 31, 1997, and the securities held to maturity portfolio increased $154.7 million to $1.03 billion at March 31, 1998 from $874.0 million at year-end 1997. At March 31, 1998, the average life of the investment portfolio was approximately 5.5 years, and the duration was approximately 4.2 years. At March 31, 1998, total securities represented 56% of total assets.

         Net Income

                Net income for the first quarter of 1998 was $11.4 million, an increase of $2.0 million or 21% over the $9.4 million recorded for the first quarter of 1997. On a per share basis, diluted net income for the first quarter of 1998 was $.61 per common share, up 15% over the $.53 per common share for the respective 1997 period.

                Return on average  assets  (ROA) and  return on  average  equity
         (ROE) for the first quarter of 1998 were 1.13% and 17.29%, respectively, compared to 1.17% and 18.26%, respectively, for the same 1997 period.

          Net Interest Income

                Net interest income totaled $39.8 million for the first quarter of 1998, an increase of $5.3 million or 15% from $34.5 million in the first quarter of 1997. The improvement in net interest income was due primarily to volume increases in the loan and investment portfolios.

         Noninterest Income

                Noninterest income totaled $19.9 million for the first quarter of 1998, an increase of $6.9 million or 54% from $12.9 million in the first quarter of 1997. The increase was due primarily to increased other operating income, which rose $5.1 million over the prior year, including increased revenues of $1.5 million and $2.6 million from Commerce National Insurance Services, Inc., the Company's insurance brokerage subsidiary, and CCMI, respectively. In addition, deposit charges and service fees increased $1.9 million from the first quarter of 1997 primarily due to higher transaction volumes.

         Noninterest Expense

                For the first quarter of 1998, noninterest expense totaled $40.7 million, an increase of $9.5 million or 30% over the same period in 1997. Contributing to this increase was new branch activity over the past twelve months, with the number of branches increasing from 68 at March 31, 1997 to 76 at March 31, 1998, and the formation of CCMI in the first quarter of 1998. With the addition of these new offices and CCMI, staff, facilities, marketing, and related expenses rose accordingly. Other noninterest expenses rose $1.2 million over the first quarter of 1997. This increase resulted primarily from higher bank card-related service charges, increased business development expenses, and higher legal fees.

                The Company's operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 67.52% for the first three months of 1998 as compared to 64.83% for the same 1997 period. The Company's efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

          Loan and Asset Quality

                  Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at March 31, 1998 were $17.0 million, or 0.41% of total assets compared to $17.4 million or 0.44% of total assets at December 31, 1997 and $18.8 million or 0.56% of total assets at March 31, 1997.

                  Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at March 31, 1998 were $11.0 million or 0.75% of total loans compared to $11.6 million or 0.82% of total loans at December 31, 1997 and $10.7 million or 0.82% of total loans at March 31, 1997. At March
         31, 1998, loans past due 90 days or more and still accruing interest amounted to $308 thousand compared to $226 thousand at December 31, 1997 and $300 thousand at March 31, 1997. Additional loans considered as potential problem loans by the Company's internal loan review department ($12.2 million at March 31, 1998) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

                  Other real estate (ORE) at March 31, 1998 totaled $6.0 million compared to $5.8 million at December 31, 1997 and $8.0 million at March 31, 1997. These properties have been written down to the lower of cost or fair value less disposition costs.

                  On pages 13 and 14 are tabular presentation showing detailed information about the Company's non-performing loans and assets and an analysis of the Company's allowance for loan losses and other related data for March 31, 1998, December 31, 1997, and March 31, 1997.

         Year 2000

                  The  Company  began the  process  of  preparing  its  computer systems and applications for the Year 2000 in 1996. The process includes directing its external service providers to take the appropriate action to ensure Year 2000 compliance, as well as, to a lesser extent, modifying or replacing certain hardware and software maintained by the Company. The Company expects to have substantially all of the necessary changes in place before the end of 1998, and believes it is taking the appropriate steps to address all Year 2000 issues. The Company estimates the total cost of the Year 2000 compliance process, including internal and external personnel and any required hardware and software modifications, will not exceed $1.0 million.

The following summary presents information regarding non-performing loans and assets as of March 31, 1998 and the preceding four quarters: (dollar amounts in thousands)

                                              March 31,   December 31, September 30,  June 30,    March 31,
                                                1998         1997          1997        1997         1997
Non-accrual loans:
  Commercial                                   $1,764       $1,816       $1,920       $1,057       $1,349
  Consumer                                        944          703          893        1,254        1,109
  Real Estate:
    Construction                                  393        1,345        2,006        2,155        2,155
    Mortgage                                    7,742        7,706        7,533        5,818        6,074
                                              -------      -------      -------      -------      -------
      Total non-accrual loans                  10,843       11,570       12,352       10,284       10,687
                                              -------      -------      -------      -------      -------

Restructured loans
  Commercial                                       19           19           20           20           21
  Consumer
  Real Estate:
    Construction
    Mortgage                                      114
                                              -------      -------      -------      -------      -------
      Total restructured loans                    133           19           20           20           21
                                              -------      -------      -------      -------      -------

  Total non-performing loans                   10,976       11,589       12,372       10,304       10,708
                                              -------      -------      -------      -------      -------

Other real estate                               6,029        5,845        6,673        7,035        8,042
                                              -------      -------      -------      -------      -------

Total non-performing assets                    17,005       17,434       19,045       17,339       18,750
                                              -------      -------      -------      -------      -------

Loans past due 90 days or more
  and still accruing                              308          226          423          458          300
                                              -------      -------      -------      -------      -------

Total non-performing assets and
  loans past due 90 days or more              $17,313      $17,660      $19,468      $17,797      $19,050
                                              =======      =======      =======      =======      =======

Total non-performing loans as a
  percentage of total period-end
  loans                                          0.75%        0.82%        0.89%        0.76%        0.82%

Total non-performing assets as a
  percentage of total period-end assets          0.41%        0.44%        0.50%        0.48%        0.56%

Total non-performing assets and loans
  past due 90 days or more as a
  percentage of total period-end assets          0.42%        0.45%        0.51%        0.49%        0.57%

Allowance for loan losses as a
  percentage of total non-performing
  loans                                           200%         183%         169%         198%         183%

Allowance for loan losses as a percentage
  of total period-end loans                      1.50%        1.51%        1.50%        1.50%        1.50%

Total non-performing assets and loans
  past due 90 days or more as a
  percentage of stockholders' equity and
  allowance for loan losses                         6%           6%           8%           7%           9%

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data: (dollar amounts in thousands)

                                                                                              Year
                                                               Three Months Ended             Ended
                                                        ------------------------------
                                                         03/31/98          03/31/97         12/31/97
                                                        ------------     -------------     ------------
            Balance at beginning of period                  $21,261           $17,975          $17,975
            Provisions charged to operating expenses          1,210             1,626            4,668
                                                        ------------     -------------     ------------
                                                             22,471            19,601           22,643
            Recoveries on loans charged-off:
              Commercial                                         45                53              348
              Consumer                                           94                72              406
              Real estate                                         9                18              144
                                                        ------------     -------------     ------------
            Total recoveries                                    148               143              898

            Loans charged-off:
              Commercial                                       (189)              (42)            (964)
              Consumer                                         (271)             (158)          (1,170)
              Real estate                                      (183)                0             (146)
                                                        ------------     -------------     ------------
            Total charged-off                                  (643)             (200)          (2,280)
                                                        ------------     -------------     ------------
            Net charge-offs                                    (495)              (57)          (1,382)
                                                        ------------     -------------     ------------

            Balance at end of period                        $21,976           $19,544          $21,261
                                                        ============     =============     ============

            Net charge-offs as a percentage of
            average loans outstanding                          0.14%             0.02%            0.10%

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

                See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Interest Rate Sensitivity and Liquidity.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


         No reports on Form 8-K were filed during the first quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  COMMERCE BANCORP, INC.
                                                       (Registrant)




 May 14, 1998
  (Date)                                           C. EDWARD JORDAN, JR.
                                                 EXECUTIVE VICE PRESIDENT
                                               (PRINCIPAL FINANCIAL OFFICER)