Form 10-K/A
period 1997-12-31
COMMERCE BANCORP INC /NJ/
filed 1998-07-14
CIK 715096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-2

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

- --------
(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Registrant's common stock outstanding, reduced by the amount of Registrant's common stock held by officers, directors and shareholders owning in excess of 10% of the Registrant's common stock, multiplied by the last sale price for the Registrant's common stock on April 24, 1998. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Registrant may be deemed an affiliate of the Registrant or that he is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the record-keeping purposes of the Securities and Exchange Commission.

                                EXPLANATORY NOTE

     This Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998 and as first amended on April 30, 1997, is being filed to provide the financial disclosure required by the Securities and Exchange Commission Form 11-K for the Commerce Bancorp, Inc. 401(K) Retirement Plan.


                              Financial Statements
                           and Supplemental Schedules

                             Commerce Bancorp, Inc.
                             401(k) Retirement Plan

                 Period from April 1, 1997 to December 31, 1997
                       with Report of Independent Auditors

                             Commerce Bancorp, Inc.
                             401(k) Retirement Plan

                              Financial Statements
                           and Supplemental Schedules

                 Period from April 1, 1997 to December 31, 1997






                                    Contents


Report of Independent Auditors.................................................1

Audited Financial Statements

Statement of Assets Available for Benefits, with Fund Information..............2
Statement of Changes in Assets Available for Benefits,
    with Fund Information......................................................3
Notes to Financial Statements..................................................4


Supplemental Schedules

Line 27a--Assets Held for Investment Purposes..................................9
Line 27d--Reportable Transactions.............................................10

                         Report of Independent Auditors

The Board of Directors
Commerce Bancorp, Inc.

We have audited the accompanying statement of assets available for benefits of the Commerce Bancorp, Inc. 401(k) Retirement Plan as of December 31, 1997, and the related statement of changes in assets available for benefits for the period from April 1, 1997 to December 31, 1997. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for benefits of the Plan at December 31, 1997 and the changes in its assets available for benefits for the period from April 1, 1997 to December 31, 1997, in conformity with generally accepted accounting principles.

Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes as of December 31, 1997 and reportable transactions for the period from April 1, 1997 to December 31, 1997, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in our audit of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Ernst & Young LLP
July 6, 1998

                             Commerce Bancorp, Inc.
                             401(k) Retirement Plan

        Statement of Assets Available for Benefits, with Fund Information

                                December 31, 1997

                                             Most
                                  Stable    Conser-    Moderate                            Commerce    Self-
                                  Value     vative      Growth      Growth    Aggressive     Stock    Directed  Loan
                                  Fund       Fund        Fund        Fund        Fund        Fund     Accounts  Fund        Total
                                ----------------------------------------------------------------------------------------------------
Assets Investments at fair
 value:
  Mutual funds                  $1,842,692  $527,035  $  749,477  $1,434,826  $1,163,890                                  $5,717,920
  Commerce Bancorp, Inc.
     common stock                                                                         $  830,578  $457,024             1,287,602
  Other common stock                                                                                   334,243               334,243
  Participant notes receivable                                                                                  $72,315       72,315
                                ----------------------------------------------------------------------------------------------------
Total investments                1,842,692   527,035     749,477   1,434,826   1,163,890     830,578   791,267   72,315    7,412,080

Contributions receivable               359     2,687       8,158      17,146      12,399       5,837     1,158                47,744
                                ----------------------------------------------------------------------------------------------------

Assets available for benefits   $1,843,051  $529,722  $  757,635  $1,451,972  $1,176,289  $  836,415  $792,425  $72,315   $7,459,824
                                ====================================================================================================

See accompanying notes.

                             Commerce Bancorp, Inc.
                             401(k) Retirement Plan

  Statement of Changes in Assets Available for Benefits, with Fund Information

                 Period from April 1, 1997 to December 31, 1997

                                              Most
                                   Stable    Conser-    Moderate                            Commerce   Self-
                                    Value    vative      Growth      Growth     Aggressive    Stock   Directed   Loan
                                    Fund      Fund        Fund        Fund         Fund       Fund    Accounts   Fund       Total
                                 ---------------------------------------------------------------------------------------------------
Additions to assets
 attributed to:
  Contributions:
    Participants                 $    7,022  $ 63,547  $  170,830  $  356,977  $  288,195  $144,389  $ 32,959           $ 1,063,919
  Transfers in from other plans   6,236,242                                                                    $ 74,446   6,310,688


  Investment income:
    Net realized and unrealized
      appreciation (depreciation)
      in fair value of investments               (894)    (16,792)    (37,947)    (54,045)  200,022   102,811               193,155
    Interest and dividends           64,610     3,675       7,993      17,834      15,612     1,706     1,747       955     114,132


Deductions from assets
 attributed to:
  Benefits paid to participants    (142,916)   (5,639)    (22,538)    (22,418)    (17,158)  (11,401)                       (222,070)
                                 --------------------------------------------------------------------------------------------------

Net increase prior to interfund
 transfers                        6,164,958    60,689     139,493     314,446     232,604   334,716   137,517    75,401   7,459,824

Interfund transfers (net)        (4,321,907)  469,033     618,142   1,137,526     943,685   501,699   654,908    (3,086)
                                 --------------------------------------------------------------------------------------------------
Net increase                      1,843,051   529,722     757,635   1,451,972   1,176,289   836,415   792,425    72,315   7,459,824

Assets available for benefits:
   Beginning of period
                                 --------------------------------------------------------------------------------------------------
   End of period                 $1,843,051  $529,722  $  757,635  $1,451,972  $1,176,289  $836,415  $792,425  $ 72,315  $7,459,824
                                 ==================================================================================================

See accompanying notes.

                             Commerce Bancorp, Inc.
                             401(k) Retirement Plan

                          Notes to Financial Statements

                 Period from April 1, 1997 to December 31, 1997

1.   Description of Plan

The following description of the Commerce Bancorp, Inc. 401(k) Retirement Plan (the "Plan") provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

General

The Plan, established April 1, 1997, is a defined contribution plan covering all eligible employees of Commerce Bancorp, Inc. (the "Company") who have at least one year of service and are age twenty-one or older. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). On February 12, 1998, the Plan filed for qualification status with the Internal Revenue Service.

Participants of four employee benefit plans became eligible to participate in the Plan as a result of the acquisitions by the Company of Independence Bancorp, Inc., Keystone National Companies, Inc., Morales, Potter & Buckelew, Inc. t/a Buckelew & Associates, Inc., and Chesley & Cline, Inc. The net assets of the following plans were transferred into the Plan in 1997:

Independence Bancorp, Inc. Salary Savings Plan                     $ 1.2 million
Keystone National Companies, Inc. Savings & Investment Plan           .5 million
Buckelew & Associates Retirement Savings Plan                        1.7 million
Chesley & Cline, Inc. Incentive/Savings Plan                         2.9 million

Contributions

Each Period, participants may contribute up to 15% of pretax annual compensation (maximum $9,500 for 1997), as defined in the Plan. Participants may also contribute amounts representing distributions from other qualified retirement plans. The Company may, but is not obligated to, contribute a matching contribution for the plan year as determined by the Board of Directors of Commerce Bancorp, Inc. The Company did not contribute to the Plan during the period ended December 31, 1997.

At the inception of the Plan, due to administrative delays on the part of the Plan's Trustee and administrative service provider, participant contributions for two payroll periods were not segregated timely as required by Department of Labor Regulation 2510.3-102. The Company does not believe these delays resulted in a prohibited use of Plan assets, as defined by ERISA.

                             Commerce Bancorp, Inc.
                             401(k) Retirement Plan

                    Notes to Financial Statements (continued)


1.   Description of Plan (continued)

Participant Accounts

Each participant's account is credited with the participant's contributions and Plan earnings and is charged with an allocation of administrative expenses if any costs are paid by the Plan. Allocations are based on participant earnings or account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

Vesting

Participants are immediately vested in their contributions and all investment earnings thereon that have been allocated to their accounts.

Participants vest in the Company matching contributions (if any) based on the following:

     Participant's Years of Service                       Vested Percentage
     ----------------------------------------------------------------------
     Less than 3                                                 None
     3 but fewer than 4                                           20%
     4 but fewer than 5                                           40
     5 but fewer than 6                                           60
     6 but fewer than 7                                           80
     7 years or more                                             100%

Loans

Participants may borrow funds from the Plan subject to requirements of the Plan. The loans are secured by the balance in the participant's account and bear interest at a rate commensurate with local prevailing rates as determined by the Plan administrator. Principal and interest is paid ratably through payroll deductions.

Payment of Benefits

Benefits are payable upon retirement, death, disability, or termination of employment. Benefits are distributed to the participant or beneficiary in a lump-sum payment as provided in the provisions of the Plan. Included in assets available for benefits at December 31, 1997 is $42,023, which represents amounts due to participants who have requested withdrawals.

                             Commerce Bancorp, Inc.
                             401(k) Retirement Plan

                    Notes to Financial Statements (continued)

1.   Description of Plan (continued)

Investment Options

The Mentor Trust Company (Wheat First Union) serves as Trustee for the Plan. Participants may direct employer and employee contributions in any of six investment fund options offered by the Plan or they may elect to open accounts that allow participant-directed investments. The available fund options are as follows;

A.   Stable Value Fund invests in Dreyfus Certus Stable Value Fund;

B. Most Conservative Fund invests in T. Rowe Price New Income Fund, Vanguard Bond Index Fund: Total Bond Market Portfolio, Vanguard US Growth Portfolio, Neuberger & Berman Guardian Fund, MFS Emerging Growth Fund A, Royce Fund:
     Premier Fund, Scudder  International  Fund, and T. Rowe Price International
     Fund: Stock Fund;

C. Moderate Growth Fund invests in T. Rowe Price New Income Fund, Vanguard Bond Index Fund: Total Bond Market Portfolio, Dreyfus Appreciation Fund, Vanguard US Growth Portfolio, MAS Funds: Value Portfolio/Institutional, Neuberger & Berman Guardian Fund, MFS Emerging Growth Fund A, Royce Fund:
     Premier Fund, Scudder  International  Fund, and T. Rowe Price International
     Fund: Stock Fund;

D.   Growth Fund invests in T. Rowe Price New Income Fund,  Vanguard  Bond Index
     Fund: Total Bond Market Portfolio, Dreyfus Appreciation Fund, Vanguard US Growth Portfolio, MAS Funds: Value Portfolio/Institutional, Neuberger & Berman Guardian Fund, MFS Emerging Growth Fund A, Royce Fund: Premier Fund, Scudder International Fund, and T. Rowe Price International Fund: Stock Fund;

E. Aggressive Fund invests in Dreyfus Appreciation Fund, MAS Funds: Value Portfolio/Institutional, Vanguard US Growth Portfolio, Neuberger & Berman Guardian Fund, Alliance Quasar Fund/Advisor, MFS Emerging Growth Fund A, Kemper-Dreman Small Cap Value Fund A, Royce Fund: Premier Fund, Scudder International Fund, and T. Rowe Price International Fund: Stock Fund;

F.   Commerce Stock Fund invests in common stock of Commerce Bancorp, Inc.

                             Commerce Bancorp, Inc.
                             401(k) Retirement Plan

                    Notes to Financial Statements (continued)

1. Description of Plan (continued)

Plan Termination

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, participants will become 100% vested in previously unvested Company contributions.

Administrative Costs

Administrative costs of the Plan are paid by the Company, unless the Company elects to have such costs paid by the Plan.

2.   Summary of Significant Accounting Policies

Investment Valuation

The Plan's investments are stated at fair value which is based on net asset value of shares at the end of the period for mutual funds and the last available quoted market price for shares of common stock. The participant notes receivable are valued at their outstanding balances, which approximate fair value. Purchases and sales of securities are recorded on a trade-date basis. The cost of investments sold is determined on an average historical cost basis. Interest income is recorded on the accrual basis.
Dividends are recorded on the ex-dividend date.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                             Commerce Bancorp, Inc.
                             401(k) Retirement Plan

                    Notes to Financial Statements (continued)

3.   Investments

The Plan's investments are held by Mentor Trust Company (Wheat First Union). During the period, the Plan's investments appreciated (depreciated) in fair value as follows:


                                                              Net Appreciation
                                                               (Depreciation)
                                        Fair Value at       In Fair Value During
                                      December 31, 1997          the Period
     -------------------------------------------------------------------------
     *Stable Value Fund                 $1,842,692               $       --
     *Most Conservative Fund               527,035                     (894)
     *Moderate Growth Fund                 749,477                  (16,792)
     *Growth Fund                        1,434,826                  (37,947)
     *Aggressive Fund                    1,163,890                  (54,045)
     *Commerce Stock Fund                  830,578                  200,022
     *Self-Directed Accounts               791,267                  102,811
     Loan Fund                              72,315                       --
                                        -----------------------------------
                                        $7,412,080               $  193,155
                                        ===================================

* Indicates an investment which represents 5% or more of the fair value of assets available for benefits at period end.

                             Supplemental Schedules

                             Commerce Bancorp, Inc.
                             401(k) Retirement Plan

                  Line 27a--Assets Held for Investment Purposes

                                December 31, 1997

                                               Shares
Identity of Issue                             or Units  Average Cost  Fair Value
--------------------------------------------------------------------------------

Stable Value Fund*                                      $ 1,842,692  $ 1,842,692
Most Conservative Fund*                                     529,340      527,035
Moderate Growth Fund*                                       767,568      749,477
Growth Fund*                                              1,472,403    1,434,826
Aggressive Fund*                                          1,218,266    1,163,890
Commerce Stock Fund*+                                       630,555      830,578
CRT Government Securities                       95,478       95,478       95,478
Commerce Bancorp, Inc.*+                         8,961      294,602      457,024
Intel Corp.                                        350       28,658       24,588
Campbell Soup                                      156        8,516        9,068
Home Depot                                         167        9,952        9,831
Johnson & Johnson                                  155       10,014       10,211
Merck & Co.                                        102        9,879       10,812
ADC Telecomm, Inc.                                  50        1,695        2,088
Citicorp                                            21        2,690        2,655
Compaq Computer Corp.                              100        3,224        2,825
Invacare Corporation                               100        2,361        2,175
MBNA Corp.                                         100        2,680        2,731
Air Products & Chemicals, Inc.                     400       15,686       16,450
American International Group, Inc.                 200       20,949       21,750
General Electric Company                           200       14,761       14,675
Microsoft Corp.                                    710       50,835       45,884
Travelers Group, Inc.                              200       10,736       10,775
Circus Circus Enterprise, Inc.                     400        8,586        8,200
Nike, Inc. Class B                                 350       16,158       13,672
RJR Nabisco Holdings                               450       16,349       16,875
Selective Insurance Group                          500       13,411       13,500
Loans receivable from participants, with
interest rates ranging from 6.9% to 10.0%                        --       72,315
                                                        ------------------------
                                                        $ 7,098,044   $7,412,080
                                                        ========================

* Indicates an investment which represents 5% or more of the fair value of assets available for benefits at period end.

+    Represents party-in-interest to the Plan.

                             Commerce Bancorp, Inc.
                             401(k) Retirement Plan

                        Line 27d--Reportable Transactions

                         Period ended December 31, 1997

 Identity of Parties                                     Purchase         Selling          Cost of         Net Gain
      Involved             Description of Assets          Price            Price         Assets Sold        (Loss)
----------------------------------------------------------------------------------------------------------------------
Category I - Individual transactions in excess of 5% of plan assets

Stable Value Fund          Purchased interest in
                              Stable Value Fund          $ 4,033,205     $        --     $        --     $        --
Stable Value Fund          Purchased interest in
                              Stable Value Fund            1,756,988              --              --              --
Stable Value Fund          Sold interest in Stable
                              Value Fund                          --       3,121,819       3,121,819              --
Stable Value Fund          Sold interest in Stable
                              Value Fund                          --       2,829,518       2,829,518              --
Stable Value Fund          Purchased interest in
                              Stable Value Fund            1,111,636              --              --              --
Stable Value Fund          Purchased interest in
                              Stable Value Fund              803,114              --              --              --

Category III--A series of transactions in a security issue aggregating in excess of 5% of plan assets

Stable Value Fund          47 purchase transactions;
                           15 sales transactions           8,414,863       6,571,263              --              --

Most Conservative Fund     219 purchase transactions;
                           40 sales transactions             689,945         155,949         154,538           1,411

Moderate Growth Fund       270 purchase transactions;
                           47 sales transactions             957,977         174,241         172,942           1,299

Growth Fund                286 purchase transactions;
                           52 sales transactions           1,665,412         142,862         143,232            (370)

Aggressive Fund            259 purchase transactions;
                           50 sales transactions           1,335,028          88,405          88,073             332

Commerce Stock Fund        21 purchase transactions          586,364              --              --              --

Commerce Bancorp, Inc.
Common Stock               9 purchase transactions           209,758              --              --              --

There were no category II or IV transactions during the period.

* Indicates party-in-interest to the plan.

                                    SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this Amendment No. 2 to its Annual Report of Form 10-K for the year ended December 31, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.


                                             COMMERCE BANCORP, INC.




Date:  July 13, 1998                         By: /s/ Douglas J. Pauls
                                                 -----------------------------
                                                 Douglas J. Pauls
                                                 Vice President and Controller