Form 10-Q
period 1998-06-30
COMMERCE BANCORP INC /NJ/
filed 1998-08-13
CIK 715096

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1998

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

                           Yes  X                No  ______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.




         Common Stock                                 22,592,854
         (Title of Class)                    (No. of Shares Outstanding
                                                    as of  8/07/98)

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES



                                      INDEX

                                                                            Page


PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets (unaudited)
                           June 30, 1998 and December 31, 1997

                  Consolidated  Statements  of Income  (unaudited)
                           Three months ended June 30, 1998 and
                           June 30, 1997, and six months ended June
                           30, 1998 and June 30, 1997

                  Consolidated Statements of Cash Flows  (unaudited)
                           Six months ended June 30, 1998 and
                           June 30, 1997

                  Notes to Consolidated Financial Statements (unaudited)

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operation

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

                     Commerce Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)

-------------------------------------------------------------------------------------------------------------
                                                                                  June 30,       December 31,
                                                                                 ----------------------------
                 (dollars in thousands)                                             1998            1997
-------------------------------------------------------------------------------------------------------------
Assets           Cash and due from banks                                            $223,172        $167,900
                 Federal funds sold                                                        0               0
                                                                                 ----------------------------
                                Cash and cash equivalents                            223,172         167,900
                 Mortgages held for sale                                               3,348           7,260
                 Trading securities                                                   35,098           7,911
                 Securities available for sale                                     1,304,742       1,315,120
                 Securities held to maturity                                       1,039,730         874,032
                  (market value 1998-$1,037,962; 1997-$869,815)
                 Loans                                                             1,661,607       1,411,289
                              Less allowance for loan losses                          23,331          21,261
                                                                                 ----------------------------
                                                                                   1,638,276       1,390,028
                 Bank premises and equipment, net                                    127,031         111,759
                 Other assets                                                         78,300          64,957
                                                                                 ----------------------------
                                                                                  $4,449,697      $3,938,967
                                                                                 ============================

Liabilities      Deposits:
                              Demand:
                                Interest-bearing                                  $1,225,937      $1,111,302
                                Noninterest-bearing                                  874,714         762,843
                              Savings                                                833,697         705,906
                              Time                                                   928,242         789,353
                                                                                 ----------------------------
                                Total deposits                                     3,862,590       3,369,404

                 Other borrowed money                                                189,519         223,300
                 Other liabilities                                                    33,270          12,695
                 Obligation to Employee Stock Ownership Plan (ESOP)                    1,795           2,308
                 Trust Capital Securities - Commerce Capital Trust I                  57,500          57,500
                 Long-term debt                                                       23,000          23,000
                                                                                 ----------------------------
                                                                                   4,167,674       3,688,207

Stockholders'    Common stock, 22,629,161 shares issued (21,500,804 shares in 1997)   28,325          25,309
Equity           Series C preferred stock, 417,000 shares in 1997                                      7,506
                 Capital in excess of par or stated value                            213,915         167,529
                 Retained earnings                                                    36,528          50,592
                 Accumulated other comprehensive income                                6,674           3,756
                                                                                 ----------------------------
                                                                                     285,442         254,692
                 Less commitment to ESOP                                               1,795           2,308
                 Less treasury stock, at cost, 100,159 shares in 1998
                              (100,159 in 1997)                                        1,624           1,624
                                                                                 ----------------------------
                                Total stockholders' equity                           282,023         250,760
                                                                                 ----------------------------

                                                                                  $4,449,697      $3,938,967
                                                                                 ============================

See accompanying notes

                     Commerce Bancorp, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended                Six Months Ended
                                                                    June 30,                         June 30,
                                                            ------------------------         ------------------------
             (dollars in thousands, except per share amounts)  1998         1997                1998         1997
---------------------------------------------------------------------------------------------------------------------
Interest     Interest and fees on loans                        $34,061      $29,819             $65,202      $57,932
income       Interest on investments                            37,349       29,010              73,745       55,824
             Other interest                                        144          319                 498          731
                                                            ------------------------         ------------------------
                  Total interest income                         71,554       59,148             139,445      114,487
                                                            ------------------------         ------------------------

Interest     Interest on deposits:
expense         Demand                                           8,272        5,838              15,536       11,309
                Savings                                          4,431        4,108               8,845        7,878
                Time                                            13,225       10,926              25,895       21,592
                                                            ------------------------         ------------------------
                  Total interest on deposits                    25,928       20,872              50,276       40,779
             Interest on other borrowed money                      942        1,004               2,943        1,464
             Interest on long-term debt                          1,782          818               3,564        1,324
                                                            ------------------------         ------------------------
                  Total interest expense                        28,652       22,694              56,783       43,567
                                                            ------------------------         ------------------------

             Net interest income                                42,902       36,454              82,662       70,920
             Provision for loan losses                           1,569        1,326               2,779        2,952
                                                            ------------------------         ------------------------
             Net interest income after provision for
                loan losses                                     41,333       35,128              79,883       67,968

Noninterest  Deposit charges and service fees                    8,415        6,463              16,498       12,661
income       Other operating income                             11,377        7,108              23,182       13,859
             Net investment securities gains                       920            0                 920            0
                                                            ------------------------         ------------------------
                  Total noninterest income                      20,712       13,571              40,600       26,520
                                                            ------------------------         ------------------------

Noninterest  Salaries                                           16,985       12,669              32,996       24,571
expense      Benefits                                            3,697        2,949               6,978        5,695
             Occupancy                                           3,726        3,260               7,648        6,594
             Furniture and equipment                             5,620        4,440              10,986        8,481
             Office                                              4,210        3,305               8,316        6,394
             Audit and regulatory fees and assessments             494          379                 996          754
             Marketing                                           1,717        1,421               3,565        2,660
             Other real estate (net)                               405          492                 825          961
             Other                                               6,460        4,192              11,699        8,203
                                                            ------------------------         ------------------------
                  Total noninterest expenses                    43,314       33,107              84,009       64,313
                                                            ------------------------         ------------------------

             Income before income taxes                         18,731       15,592              36,474       30,175
             Provision for federal and state income taxes        6,584        5,558              12,880       10,707
                                                            ------------------------         ------------------------
             Net income                                         12,147       10,034              23,594       19,468

             Dividends on preferred stocks                                      140                              281
                                                            ========================         ========================
             Net income applicable to common stock             $12,147       $9,894             $23,594      $19,187
                                                            ========================         ========================

             Net income per common and common equivalent share:
                Basic                                            $0.54        $0.47               $1.06        $0.92
                                                            ------------------------         ------------------------
                Diluted                                          $0.51        $0.44               $1.00        $0.86
                                                            ------------------------         ------------------------
             Average common and common equivalent shares outstanding:
                Basic                                           22,508       20,992              22,260       20,929
                                                            ------------------------         ------------------------
                Diluted                                         23,690       22,482              23,574       22,422
                                                            ------------------------         ------------------------
             Cash dividends declared, common stock               $0.19        $0.15               $0.38        $0.30
                                                            ========================         ========================

See accompanying notes

                     Commerce Bancorp, Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

----------------------------------------------------------------------------------------------------------------------
                                                                                                  Six Months Ended
                                                                                                       June 30,
                                                                                             -------------------------
                        (dollars in thousands)                                                    1998          1997
----------------------------------------------------------------------------------------------------------------------
Operating activities    Net income                                                               $23,594       19,468
                        Adjustments to reconcile net income to net cash
                           provided by operating activities:
                              Provision for loan losses                                            2,779        2,952
                              Provision for depreciation, amortization and accretion              11,079        8,124
                              Gains on securities available for sale                                (920)
                              Proceeds from sales of mortgages held for sale                      21,373       10,598
                              Originations of mortgages held for sale                            (17,461)     (11,959)
                              Net loan (chargeoffs)                                                 (709)        (556)
                              Net increase in trading securities                                 (27,187)     (10,350)
                              Increase in other assets                                           (15,334)     (11,145)
                              Increase in other liabilities                                       20,575        3,542
                        ----------------------------------------------------------------------------------------------
                                          Net cash provided by operating activities               17,789       10,674

Investing activities    Proceeds from the sales of securities available for sale                 264,306
                        Proceeds from the maturity of securities available for sale              136,369       60,692
                        Proceeds from the maturity of securities held to maturity                103,311       53,481
                        Purchase of securities available for sale                               (385,823)    (151,963)
                        Purchase of securities held to maturity                                 (270,638)    (234,236)
                        Net increase in loans                                                   (256,580)    (101,598)
                        Proceeds from sales of loans                                               6,262        6,569
                        Purchases of premises and equipment                                      (23,367)     (12,141)
                        ----------------------------------------------------------------------------------------------
                                          Net cash used by investing activies                   (426,160)    (379,196)

Financing activities    Net increase in demand and savings deposits                              354,297      216,506
                        Net increase in time deposits                                            138,889       51,103
                        Net decrease in other borrowed money                                     (33,781)      20,000
                        Dividends paid                                                            (8,228)      (5,730)
                        Proceeds from issuance of Trust Capital Securities                                     57,500
                        Issuance of common stock                                                   8,257
                        Proceeds from issuance of common stock under
                             dividend reinvestment and other stock plans                           4,209        3,103
                        Other                                                                                   1,144
                        ----------------------------------------------------------------------------------------------
                                          Net cash provided by financing activities              463,643      343,626

                        Increase (decrease) in cash and cash equivalents                          55,272      (24,896)
                        Cash and cash equivalents at beginning of year                           167,900      208,833
                        ----------------------------------------------------------------------------------------------
                        Cash and cash equivalents at end of period                              $223,172     $183,937
                        ----------------------------------------------------------------------------------------------

                        Supplemental disclosures of cash flow information:  Cash
                          paid during the period for:
                            Interest                                                             $54,996      $44,088
                            Income taxes                                                          13,789       11,547
                          Other noncash activities:
                            Transfer of securities to securities available for sale                            83,773
                        ----------------------------------------------------------------------------------------------

See accompanying notes

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


A.       Consolidated Financial Statements

                  The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. Certain amounts in prior periods have been reclassified for comparative purposes. All common stock per share information has been adjusted for the 5-for-4 stock split in the form of a 25% stock dividend declared on June 29, 1998, and payable July 24, 1998 to shareholders of record July 13, 1998.

                  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report for the period ended December 31, 1997. The results for the three months ended June 30, 1998 and the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

C.       Employee Stock Ownership Plan (ESOP) Debt Guarantee

                  The Company has guaranteed a debt obligation of its Employee Stock Ownership Plan (ESOP) which originated at $7,500,000 and has been reduced to $1,795,000 through principal reductions. Accordingly, the loan amount is reflected in the Company's consolidated balance sheet as a liability and an equal amount, representing deferred employee benefits, has been recorded as a deduction from stockholders' equity. The ESOP obtained the loan in 1990 to acquire a new class of Company Cumulative Convertible Preferred Stock (Series C) at a price of $18.00 per share. The loan was refinanced in 1994, and is payable in quarterly installments with the final payment due January 28, 2000. The loan bears interest at a variable rate, although the rate can be fixed at future repricing dates in accordance with the loan agreement. Effective March 1, 1998, the Trustees of the ESOP exercised their right to convert all 417,000 shares of the Series C stock into 808,630 shares of the Company's common stock, a portion of which is pledged as security for the loan. As the Company makes annual contributions to the ESOP, these contributions, plus dividends from the Company's common stock held by the ESOP, will be used to repay the loan.

D.       Recent Accounting Statements

                  As of January 1, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 130 "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes new standards for reporting comprehensive income, which includes net income as well as certain other items which result in a change to equity during the period. Prior period financial statements have been reclassified to conform to the requirements of FAS 130. The adoption of FAS 130 had no impact on the Company's financial position or results of operations. During the second quarter of 1998 and 1997, total comprehensive income, which for the Company included net income and unrealized gains and losses on the Company's available for sale securities, amounted to $11.7 million and $17.8 million, respectively. For the six months ended June 30, 1998 and 1997, total comprehensive income was $26.5 million and $18.7 million, respectively.

                  In June, 1997, the FASB issued Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information" (FAS 131). FAS 131 requires disclosure of financial and descriptive information about an enterprise's operating segments that meet certain quantitative thresholds. This statement is effective for fiscal years beginning after December 15, 1997, but is not required to be applied for interim reporting in the initial year of application. The Company is currently evaluating the impact of FAS 131 on the disclosures included in its annual financial statements.

                  In June, 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is required to be adopted in years beginning after June 15, 1999. Management does not anticipate the adoption of FAS 133 will have a significant effect on earnings or the financial position of the Company.

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

 F.      Commerce Capital Markets, Inc.

                  In the first quarter of 1998, the Company completed the acquisition of A. H. Williams & Co. (Williams), Philadelphia, PA, a public finance investment firm, and combined Williams with Commerce Capital, the bank securities dealer division of Commerce NJ, to form Commerce Capital Markets, Inc., a wholly-owned nonbank subsidiary of the Company engaging in certain securities activities permitted under
         Section 20 of the Glass-Steagall Act. The acquisition was completed by the issuance of common stock of the Company totaling approximately 395,000 shares. The transaction was accounted for as a pooling of interests. However, financial statements of the periods prior to the acquisition have not been restated, as the changes, in the aggregate, would be immaterial.

G.       Earnings Per Share

         The calculation of earnings per share follows (in thousands, except for per share amounts):

                                               Three Months Ended        Six Months Ended
                                                     June 30                 June 30
                                                1998         1997        1998       1997
     Basic:
     Net income                                $12,147     $10,034     $23,594     $19,468
     Preferred stock dividends                                 140                     281
                                               -------     -------     -------     -------

     Net income applicable to common stock     $12,147      $9,894     $23,594     $19,187
                                               =======     =======     =======     =======

     Average common shares outstanding          22,508      20,992      22,260      20,929
                                               =======     =======     =======     =======

     Net income per common share - basic         $0.54       $0.47       $1.06       $0.92
                                               =======     =======     =======     =======

     Diluted:
     Net income                                   $12,147     $10,034     $23,594     $19,468
     Additional ESOP contribution under the
              if-converted method                                  12                      23
                                                  -------     -------     -------     -------
     Net income applicable to common stock
              on a diluted basis                  $12,147     $10,022     $23,594     $19,445
                                                  =======     =======     =======     =======

     Average common shares outstanding             22,508      20,992      22,260      20,929
     Additional shares considered in diluted
              computation assuming:
                Exercise of stock options           1,182         843       1,103         846
                Conversion of preferred stock                     647         211         647
                                                  -------     -------     -------     -------

     Average common shares outstanding
              on a diluted basis                   23,690      22,482      23,574      22,422
                                                  =======     =======     =======     =======

     Net income per common share - diluted          $0.51       $0.44       $1.00       $0.86
                                                  =======     =======     =======     =======

H.       Subsequent Event

                  On August 12, 1998, the Company reached an agreement to acquire Tinton Falls State Bank through the acquisition of its parent company, Community First Banking Company (OTCBB Symbol: CFST). Tinton Falls State Bank, headquartered in Tinton Falls, New Jersey, with $192 million in assets and $180 million in deposits, serves Monmouth County, New Jersey through the operation of seven branch offices. The Company will issue approximately 1.3 million shares to complete the acquisition, which is expected to close in the fourth quarter of 1998. The transaction will be accounted for as a pooling of interests.

                  Unaudited pro forma combined financial information for the Company and Tinton Falls State Bank at or for the year ended December 31, 1997 includes the following (dollars in thousands):

          Assets                      $4,104,000
          Deposits                     3,521,000
          Stockholders' equity           263,000
          Net interest income            156,000
          Net income                      42,000

                  Diluted net income per common share will not differ materially from the $1.78 reported by the Company for 1997 after adjusting for the 5-for-4 stock split in the form of a 25% stock dividend declared on June 29, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         Capital Resources

                  At June 30, 1998, stockholders' equity totaled $282.0 million or 6.34% of total assets, compared to $250.8 million or 6.37% of total assets at December 31, 1997.

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

                  The table below presents the Company's and Commerce NJ's risk-based and leverage ratios at June 30, 1998 and 1997:

                                                                                     Per Regulatory Guidelines
                                                       Actual                      Minimum                 "Well Capitalized"
                                               Amount           Ratio       Amount           Ratio       Amount           Ratio
June 30, 1998
Company
   Risk based capital ratios:
     Tier 1                                   $327,788           14.83%     $88,414           4.00%    $132,621            6.00%
     Total capital                             374,119           16.93      176,828           8.00      221,035           10.00
   Leverage ratio                              327,788            7.68      128,115           3.00      213,525            5.00

Commerce NJ Risk based capital ratios:
     Tier 1                                   $185,102           12.86%     $57,569           4.00%     $86,353            6.00%
     Total capital                             200,314           13.92      115,137           8.00      143,922           10.00
   Leverage ratio                              185,102            6.50       85,464           3.00      142,441            5.00

June 30, 1997
Company
   Risk based capital ratios:
     Tier 1                                   $280,148           15.58%     $71,914           4.00%    $107,872            6.00%
     Total capital                             323,519           17.99      143,829           8.00      179,786           10.00
   Leverage ratio                              280,148            8.14      103,237           3.00      172,062            5.00

Commerce NJ Risk based capital ratios:
     Tier 1                                   $152,428           12.70%     $48,020           4.00%     $72,030            6.00%
     Total capital                             165,604           13.79       96,040           8.00      120,051           10.00
   Leverage ratio                              152,428            6.74       67,878           3.00      113,130            5.00

                At June 30, 1998, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes as of June 30, 1998, that the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

         Deposits

                  Total deposits at June 30, 1998 were $3.86 billion, up $675.3 million, or 21% over total deposits of $3.19 billion at June 30, 1997, and up by $493.2 million, or 15% from year-end 1997. Deposit growth during the first six months of 1998 included core deposit growth in all categories as well as growth from the public sector. The Company experienced "same-store core deposit growth" of 15.8% at June 30, 1998 as compared to deposits a year ago for those branches open for more than two years.

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

                  The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate 200 basis point change during the next year, with rates remaining constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 15% of net income in the flat rate scenario in the first year and within 30% over the two year time frame. At June 30, 1998, the Company's income simulation model indicates net income would decrease by 2.74% and 8.06% in the first year and over a two year time frame, respectively, if rates decreased as described above. The model projects that net income would decrease by 2.85% and 2.81% in the first year and over a two year time frame, respectively, if rates increased as described above. All of these net income projections are within an acceptable level of interest rate risk pursuant to the policy established by ALCO.

                  In the event the Company's interest rate risk models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings.

                  Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At June 30, 1998, the market value of equity model indicates an acceptable level of interest rate risk.

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

         Short-Term Borrowings

                  Short-term borrowings, or other borrowed money, consist primarily of securities sold under agreements to repurchase, and are used to meet short term funding needs. At June 30, 1998, short-term borrowings aggregated $189.5 million and had an average rate of 6.38%.

         Interest Earning Assets

                  For the six month period ended June 30, 1998, interest earning assets increased $428.9 million from $3.62 billion to $4.04 billion. This increase was primarily in investment securities and the loan portfolio as described below.

         Loans

                  During the first six months of 1998, loans increased $250.3 million from $1.41 billion to $1.66 billion. At June 30, 1998, loans represented 43% of total deposits and 37% of total assets. All segments of the loan portfolio experienced growth in the first six months of 1998, including loans secured by commercial real estate properties, commercial loans, and consumer loans.

         Investments

                In total, for the first six months of 1998, securities increased $182.5 million from $2.20 billion to $2.38 billion. Deposit growth and other funding sources were used to increase the Company's investment portfolio. The available for sale portfolio decreased $10.4 million to $1.30 billion from $1.32 billion at December 31, 1997, the securities held to maturity portfolio increased $165.7 million to $1.04 billion at June 30, 1998 from $874.0 million at year-end 1997, and the portfolio of trading securities increased $27.2 million from year-end 1997 to $35.1 million at June 30, 1998. At June 30, 1998, the average life of the investment portfolio was approximately 5.0 years, and the duration was approximately 3.9 years. At June 30, 1998, total securities represented 53% of total assets.

         Net Income

                Net income for the second quarter of 1998 was $12.1 million, an increase of $2.1 million or 21% over the $10.0 million recorded for the second quarter of 1997. Net income for the first six months of 1998 was $23.6 million, an increase of $4.1 million or 21% over the $19.5 million recorded in the first six months of 1997. On a per share basis, diluted net income for the second quarter of 1998 and the first six months of 1998 were $0.51 and $1.00 per common share compared to $0.44 and $0.86 per common share for the respective 1997 periods.

                Return on average  assets  (ROA) and  return on  average  equity
         (ROE) for the second quarter of 1998 were 1.13% and 17.58%, respectively, compared to 1.17% and 19.15%, respectively, for the same 1997 period. ROA and ROE for the first six months of 1998 were 1.14% and 17.57%, respectively, compared to 1.17% and 18.71% a year ago.

          Net Interest Income

                Net interest income totaled $42.9 million for the second quarter of 1998, an increase of $6.4 million or 18% from $36.5 million in the second quarter of 1997. Net interest income for the first six months of 1998 totaled $82.7 million, up $11.7 million or 17% from the first six months of 1997. The improvement in net interest income for both periods was due primarily to volume increases in the loan and investment portfolios.

         Noninterest Income

                Noninterest income totaled $20.7 million for the second quarter of 1998, an increase of $7.1 million or 53% from $13.6 million in the second quarter of 1997. The increase was due primarily to increased other operating income, which rose $4.3 million over the prior year, including increased revenues of $1.8 million from both Commerce National Insurance Services, Inc. (Commerce Insurance), the Company's insurance brokerage subsidiary, and CCMI. In addition, deposit charges and service fees increased $2.0 million from the second quarter of 1997 primarily due to higher transaction volumes, and the Company recorded $920 thousand in net investment securities gains in the second quarter of 1998.

                For the first six months of 1998, noninterest income totaled $40.6 million, an increase of $14.1 million or 53% from $26.5 million in the first six months of 1997. Other operating income rose $9.3 million over the first six months of 1997, including increased revenues of $3.3 million from Commerce Insurance and $4.4 million from CCMI, respectively. Deposit charges and service fees rose $3.8 million over the prior year primarily due to higher transaction volumes, and the Company recorded $920 thousand in net investment securities gains in 1998.

         Noninterest Expense

                  For the second quarter of 1998, noninterest expense totaled $43.3 million, an increase of $10.2 million or 31% over the same period in 1997. Contributing to this increase was new branch activity over the past twelve months, with the number of branches increasing from 69 at June 30, 1997 to 76 at June 30, 1998, the expansion of Commerce Insurance, and the formation of CCMI in the first quarter of 1998. With the addition of these new offices and CCMI, staff, facilities, marketing, and related expenses rose accordingly. Other noninterest expenses rose $2.3 million over the second quarter of 1997. This increase resulted primarily from higher bank card-related service charges, increased business development expenses, and increased provisions for non-credit-related losses.

         For the first six months of 1998, noninterest expense totaled $84.0 million, an increase of $19.7 million or 31% over $64.3 million in the first six months of 1997. Contributing to this increase was new branch activity, the expansion of Commerce Insurance, and the formation of CCMI as noted above. Other noninterest expenses rose $3.5 million over the first six months of 1997. This increase resulted primarily from higher bank card-related service charges, increased business development expenses, higher legal fees, and increased provisions for non-credit-related losses.

                  The Company's operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 67.99% for the first six months of 1998 as compared to 65.02% for the same 1997 period. The Company's efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

          Loan and Asset Quality

                  Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at June 30, 1998 were $13.3 million, or 0.30% of total assets compared to $17.4 million or 0.44% of total assets at December 31, 1997 and $17.3 million or 0.48% of total assets at June 30, 1997.

                  Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at June 30, 1998 were $7.6 million or 0.46% of total loans compared to $11.6 million or 0.82% of total loans at December 31, 1997 and $10.3 million or 0.76% of total loans at June 30, 1997. At June 30, 1998, loans past due 90 days or more and still accruing interest amounted to $259 thousand compared to $226 thousand at December 31, 1997 and $458 thousand at June 30, 1997. Additional loans considered as potential problem loans by the Company's internal loan review department ($12.3 million at June 30, 1998) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

                  Other real estate (ORE) at June 30, 1998 totaled $5.6 million compared to $5.8 million at December 31, 1997 and $7.0 million at June 30, 1997. These properties have been written down to the lower of cost or fair value less disposition costs.

                  On pages 15 and 16 are tabular presentation showing detailed information about the Company's non-performing loans and assets and an analysis of the Company's allowance for loan losses and other related data for June 30, 1998, December 31, 1997, and June 30, 1997.

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

The following summary presents information regarding non-performing loans and assets as of June 30, 1998 and the preceding four quarters: (dollar amounts in thousands)

                                              June 30      March 31,   December 31, September 30,  June 30,
                                                1998         1998         1997         1997         1997
                                              -------      -------      -------      -------      -------
Non-accrual loans:
  Commercial                                   $1,070       $1,764       $1,816       $1,920       $1,057
  Consumer                                        835          944          703          893        1,254
  Real Estate:
    Construction                                  394          393        1,345        2,006        2,155
    Mortgage                                    5,215        7,742        7,706        7,533        5,818
                                              -------      -------      -------      -------      -------
      Total non-accrual loans                   7,514       10,843       11,570       12,352       10,284
                                              -------      -------      -------      -------      -------

Restructured loans
  Commercial                                       18           19           19           20           20
  Consumer
  Real Estate:
    Construction
    Mortgage                                      109          114
                                              -------      -------      -------      -------      -------
      Total restructured loans                    127          133           19           20           20
                                              -------      -------      -------      -------      -------

  Total non-performing loans                    7,641       10,976       11,589       12,372       10,304
                                              -------      -------      -------      -------      -------

Other real estate                               5,649        6,029        5,845        6,673        7,035
                                              -------      -------      -------      -------      -------

Total non-performing assets                    13,290       17,005       17,434       19,045       17,339
                                              -------      -------      -------      -------      -------

Loans past due 90 days or more
  and still accruing                              259          308          226          423          458
                                              -------      -------      -------      -------      -------

Total non-performing assets and
  loans past due 90 days or more              $13,549      $17,313      $17,660      $19,468      $17,797
                                              =======      =======      =======      =======      =======

Total non-performing loans as a
  percentage of total period-end
  loans                                          0.46%        0.75%        0.82%        0.89%        0.76%

Total non-performing assets as a
  percentage of total period-end assets          0.30%        0.41%        0.44%        0.50%        0.48%

Total non-performing assets and loans
  past due 90 days or more as a
  percentage of total period-end assets          0.30%        0.42%        0.45%        0.51%        0.49%

Allowance for loan losses as a
  percentage of total non-performing
  loans                                           305%         200%         183%         169%         198%

Allowance for loan losses as a percentage
  of total period-end loans                      1.40%        1.50%        1.51%        1.50%        1.50%

Total non-performing assets and loans
  past due 90 days or more as a
  percentage of stockholders' equity and
  allowance for loan losses                         4%           6%           6%           8%           7%

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data: (dollar amounts in thousands)

                                                                                              Year
                                                              Six Months Ended                Ended
                                                        ------------------------------
                                                         06/30/98          06/30/97         12/31/97
                                                        ------------     -------------     ------------
            Balance at beginning of period                  $21,261           $17,975          $17,975
            Provisions charged to operating expenses          2,779             2,952            4,668
                                                        ------------     -------------     ------------
                                                             24,040            20,927           22,643
            Recoveries on loans charged-off:
              Commercial                                        165               104              348
              Consumer                                          182               134              406
              Real estate                                        14                42              144
                                                        ------------     -------------     ------------
            Total recoveries                                    361               280              898

            Loans charged-off:
              Commercial                                       (191)             (369)            (964)
              Consumer                                         (633)             (432)          (1,170)
              Real estate                                      (246)              (35)            (146)
                                                        ------------     -------------     ------------
            Total charged-off                                (1,070)             (836)          (2,280)
                                                        ------------     -------------     ------------
            Net charge-offs                                    (709)             (556)          (1,382)
                                                        ------------     -------------     ------------

            Balance at end of period                        $23,331           $20,371          $21,261
                                                        ============     =============     ============


            Net charge-offs as a percentage of
            average loans outstanding                          0.09%             0.08%            0.10%



Item 3:     Quantitative and Qualitative Disclosures About Market Risk

            See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation, Interest Rate Sensitivity and Liquidity.

                           PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Securities Holders

                  The Annual Meeting of the Registrant's Shareholders was held on June 29, 1998. The only items of business acted upon at the Annual Meeting were (i) the election of 12 directors for one year terms; and (ii) approval of the Commerce Bancorp, Inc. 1998 Stock Option Plan for Non-Employee Directors. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes was as follows:

                  (i)     Election of directors:

                  Name of                                 (Withhold Authority)
                  Nominee                          For           Against
                  -----------                    ------           ------
                  Vernon W. Hill II            15,617,255         94,973
                  C. Edward Jordan, Jr         15,618,944         93,284
                  David Baird, IV              15,629,483         82,745
                  Robert C. Beck               15,617,390         94,838
                  Jack R Bershad               15,565,736        146,492
                  Joseph M. Buckelew           15,611,321        100,907
                  Steven M. Lewis              15,621,542         90,686
                  Morton N. Kerr               15,607,084        105,269
                  Daniel J. Ragone             15,620,651         91,577
                  Joseph T. Tarquini, Jr       15,629,786         82,442
                  Frank C. Videon, Sr          15,619,321         92,907
                  William A. Schwartz, Jr      15,629,750         82,478

                  (ii) Approval of the Commerce Bancorp, Inc. 1998 Stock Option Plan for Non-Employee Directors:

                                                                      Broker
                         For           Against        Abstain        Non-Vote

                     13,949,042       1,247,049       190,849        325,288

Item 5.           Other Information

                  Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934, as amended, the Company's stockholders are notified that the deadline for providing the Company timely notice of any stockholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Company's 1999 Annual Meeting of Stockholders (the "Annual Meeting") will be April 3, 1999. As to all such matters which the Company does not have notice on or prior to April 3, 1999, discretionary authority shall be granted to the designated persons in the proxy solicited on behalf of the Company's Board of Directors in the Company's proxy statement for the Annual Meeting.

                  Proposals from stockholders intended to be presented at the 1999 Annual Meeting within the Rule 14a-8 process must still be received by the Company for inclusion in the Company's proxy statement by February 1, 1999.

Item 6.           Exhibits and Reports on Form 8-K


                  No reports on Form 8-K were filed during the second quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             COMMERCE BANCORP, INC.
                                                  (Registrant)










 August 13, 1998
     (Date)                                    C. EDWARD JORDAN, JR.
                                             EXECUTIVE VICE PRESIDENT
                                           (PRINCIPAL FINANCIAL OFFICER)