Form 10-K/A
period 1997-12-31
COMMERCE BANCORP INC /NJ/
filed 1998-10-27
CIK 715096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-3

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

----------
(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Registrant's common stock outstanding, reduced by the amount of Registrant's common stock held by officers, directors and shareholders owning in excess of 10% of the Registrant's common stock, multiplied by the last sale price for the Registrant's common stock on April 24, 1998. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Registrant may be deemed an affiliate of the Registrant or that he is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the record-keeping purposes of the Securities and Exchange Commission.

                                EXPLANATORY NOTE

     This Amendment No. 3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998 and as amended on April 30, 1998, and July 14, 1998, is being filed to reflect the June 29, 1998 Board of Directors Declaration of a five-for-four stock split in the form of a 25% stock dividend payable July 24, 1998 to shareholders of record on July 13, 1998. Payment of this stock dividend resulted in the issuance fo 4,500,980 additional common shares and cash of $47,154 in lieu of fractional shares. Therefore, the following items of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 are being amended:


Part II
Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8. Financial Statements and Supplementary Financial Data

Item 6. Selected Financial Data

Commerce Bancorp, Inc. and Subsidiaries

-----------------------------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data     1997          1996           1995           1994               1993
-----------------------------------------------------------------------------------------------------------------------

Income Statement Data:
  Net interest income                         $147,140       $125,413       $109,899       $102,997           $81,432
  Provision for loan losses                      4,668          4,857          2,774          5,224             8,616
  Noninterest income                            57,374         32,776         23,623         19,591            20,677
  Noninterest expense                          137,929        109,031         89,316         82,734            68,785
  Income before income taxes                    61,917         44,301         41,432         34,630            24,708
  Net income                                    40,325         28,250         26,652         22,145            15,824

Balance Sheet Data:

  Total assets                              $3,938,967     $3,232,152     $2,738,587     $2,571,704        $2,291,545
  Loans (net)                                1,390,028      1,248,880      1,032,801        916,437           811,580
  Securities available for sale              1,315,120        767,487        571,553        126,437           191,881
  Securities held to maturity                  874,032        837,512        772,999      1,257,551         1,001,040
  Trading securities                             7,911         15,327          8,843
  Federal funds sold                                           26,975         42,370         18,300            23,675
  Deposits                                   3,369,404      2,919,670      2,529,186      2,099,247         1,989,598
  Long-term debt                                25,308         26,333         27,359         28,385            28,954
  Trust preferred securities                    57,500
  Stockholders' equity                         250,760        203,964        179,695        126,582           112,810

Per Share Data:

  Net income-basic                               $1.89          $1.45          $1.38          $1.27             $0.89
  Net income-diluted                              1.78           1.33           1.30           1.18              0.87
  Cash dividends                                  0.60           0.50           0.44           0.41              0.31
  Book value                                     11.47           9.68           9.36           7.29              6.15

  Average shares outstanding:

    Basic                                       21,055         18,875         18,511         16,215            15,313
    Diluted                                     22,599         21,197         20,367         18,588            17,928

Selected Ratios:
  Performance
  Return on average assets                        1.13%          0.96%          1.01%          0.89%             0.79%
  Return on average equity                       18.18          15.43          16.57          18.54             15.55
  Net interest margin                             4.55           4.72           4.58           4.51              4.50

   Liquidity and Capital
   Average loans to average deposits             42.42%         42.84%         41.92%         43.24%            44.23%
   Dividend payout                               31.89          34.57          32.19          32.15             34.64
   Stockholders' equity to total assets           6.37           6.31           6.56           4.92              4.92

   Risk-based capital:
     Tier 1                                      15.66          12.57          12.64          10.04              9.13
     Total                                       17.73          15.09          15.49          13.08             12.20
   Leverage capital                               7.81           6.46           6.43           4.93              4.59

   Asset Quality
    Non-performing assets to total
     year-end assets                              0.44%          0.60%          0.81%          1.05%             1.48%
   Net charge-offs to average loans
     outstanding                                  0.10           0.25           0.14           0.35              1.19
   Non-performing loans to total
     year-end loans                               0.82           0.89           0.97           1.64              1.44
    Allowance for loan losses to total
     year-end loans                               1.51           1.42           1.53           1.58              1.52
    Allowance for loan losses to non-
     performing loans                           183.46         159.88         156.72          96.26            105.53

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company's consolidated balance sheets and statements of income. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes. The former Independence Bancorp Inc. (Independence), Bergen County, New Jersey, was merged into the Company on January 21, 1997 and its wholly-owned subsidiary bank, Independence Bank of New Jersey, was thereafter renamed Commerce Bank/North. The transaction was accounted for as a pooling of interests. The Company's originally reported results of operations have been restated herein to include Commerce North's results of operations for all periods presented.

1997 Overview

In 1997, the Company posted increases in net income, deposits, loans, and assets. The increase in net income was due to increases in net interest income and noninterest income, which offset increased noninterest expenses. Loan growth totaled 11% for 1997, and deposit growth totaled 15%. At December 31, 1997, the Company had total assets of $3.9 billion, total loans of $1.4 billion, total investment securities of $2.2 billion, and total deposits of $3.4 billion.

Average Balances and Net Interest Income

The table on page 19 sets forth balance sheet items on a daily average basis for the years ended December 31, 1997, 1996, and 1995 and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. During 1997, average interest earning assets totaled $3.27 billion, an increase of $583.8 million, or 22% over 1996. This increase resulted primarily from the increase in the average balance of loans, which rose $187.3 million, and the average balance of investment securities, which rose $425.4 million during 1997. The growth in the average balance of interest earning assets was funded primarily by an increase in the average balance of deposits (including noninterest-bearing demand deposits) of $468.3 million. The growth in interest earning assets was also partly funded by an increase in other borrowed money, which rose $66.5 million to $91.3 million during 1997, and an increase in long-term debt, which rose $32.5 million to $55.5 million, reflecting the issuance of $57.5 million of Trust Capital Securities in June, 1997.

Net Interest Income and Net Interest Margin

Net interest margin on a tax-equivalent basis was 4.55% for 1997, a decrease of 17 basis points from 1996.

Net interest income on a tax-equivalent basis (which adjusts for the tax-exempt status of income earned on certain loans and investments to express such income as if it were taxable) for 1997 was $148.5 million, an increase of $22.0 million, or 17%, over 1996. Interest income on a tax-equivalent basis increased to $245.5 million from $203.8 million, or 20%. This increase was primarily related to volume increases in the loan and investment portfolios. Interest expense for 1997 rose $19.7 million to $97.0 million, from $77.3 million in 1996. This increase was primarily related to increases in the Company's interest-bearing liabilities.

The tax-equivalent yield on interest earning assets during 1997 was 7.52%, a decrease of eight basis points from 7.60% in 1996. The decrease resulted primarily from lower yields in the loan portfolio due to the level and timing of changes in general market interest rates during 1997 as compared to 1996.

The cost of interest-bearing liabilities increased 15 basis points in 1997 to 3.63% from 3.48% in 1996. The increase resulted primarily from increased levels of other borrowed money and long-term debt, which bear interest at higher rates than the Company's deposits. The cost of total funding sources increased nine basis points in 1997 to 2.97% from 2.88%.

The following table presents the major factors that contributed to the changes in net interest income for the years ended December 31, 1997 and 1996 as compared to the respective previous periods.


                                 1997 vs. 1996                           1996 vs. 1995
                              Increase (Decrease)                      Increase (Decrease)
                              Due to Changes in (1)                   Due to Changes in (1)
                      Volume        Rate           Total       Volume             Rate      Total
(dollars in thousands)
Interest on
investments:
  Taxable            $26,681        $610          $27,291      $4,663            $(806)     $3,857
  Tax-exempt             983        (416)             567       1,556               (7)      1,549
  Trading                 49         (91)             (42)        132               49         181
  Federal
   funds sold         (1,577)        197           (1,380)       (121)            (475)       (596)
Interest on
loans:
  Mortgage &
   construction        6,337        (713)           5,624       6,489           (1,678)      4,811
  Commercial           3,233          53            3,286       4,025             (856)      3,169
  Consumer             6,704        (616)           6,088       5,559           (1,049)      4,510
  Tax-exempt             297          (2)             295        (301)             (17)       (318)
-----------------------------------------------------------------------------------------------------
Total interest
  income              42,707        (978)          41,729      22,002           (4,839)     17,163
-----------------------------------------------------------------------------------------------------
Interest expense:
  Regular
   savings             2,260       1,252            3,512         928             (630)        298
  N.O.W
   accounts           (5,843)        535           (5,308)     (1,257)          (1,028)     (2,285)
  Money
   market plus        10,796        (506)          10,290       5,173           (1,055)      4,118
  Time
   deposits            1,404         192            1,596       3,643              454       4,097
  Public funds         3,388        (415)           2,973         452             (534)        (82)
  Other borrowed
   money               3,735          55            3,790      (4,122)            (921)     (5,043)
  Long-term
   debt                2,860           2            2,862
-----------------------------------------------------------------------------------------------------
Total interest
   expense            18,600       1,115           19,715       4,817           (3,714)      1,103
-----------------------------------------------------------------------------------------------------
Net increase         $24,107     $(2,093)         $22,014     $17,185          $(1,125)    $16,060
-----------------------------------------------------------------------------------------------------

(1) Changes due to both volume and rate have been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.

Noninterest  Income

For 1997, noninterest income totaled $57.4 million, an increase of $24.6 million or 75% from 1996. The increase was due primarily to increased other operating income, which rose $18.7 million from 1996, including an increase of $15.3 million in revenues (to $16.5 million in 1997) from Commerce National Insurance Services, Inc. (Commerce Insurance), the insurance brokerage subsidiary formed in the fourth quarter of 1996. In addition, deposit charges and service fees increased $5.3 million over 1996 due to higher transaction volumes, and net investment securities gains were $610 thousand higher in 1997 than the prior year.

Noninterest  Expenses

Noninterest expenses totaled $137.9 million for 1997, an increase of $28.9 million, or 27% over 1996. Contributing to this increase was the addition of nine new branches during 1997, and the formation of Commerce Insurance. With the addition of these new offices and the insurance business, staff, facilities, marketing, and related expenses rose accordingly. Audit and regulatory fees and assessments were $1.6 million lower in 1997 than the prior year, which resulted primarily from 1996 reflecting the one-time special assessment to recapitalize the Savings Association Insurance Fund (SAIF) of approximately $1.3 million. Other noninterest expenses rose $3.5 million to $17.8 million in 1997. This increase resulted primarily from higher bank-card related service charges, increased legal expenses, and increased provisions for non-credit-related losses.

A key industry productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (excluding other real estate expenses and, in 1996, the SAIF assessment) to net interest income plus noninterest income (excluding non-recurring gains). Over the last three years, this ratio equaled 67.31%, 66.95% and 64.81% in 1997, 1996 and 1995, respectively. The Company's efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities and investments in technology.

Commerce Bancorp, Inc. and Subsidiaries Average Balances and Net Interest Income

                                                                        Year Ended December 31,
                                                   1997                            1996                              1995
(dollars in thousands)                Average             Average     Average              Average      Average             Average
Earning Assets                        Balance    Interest    Rate     Balance     Interest    Rate      Balance    Interest   Rate
Investment securities
        Taxable                     $1,831,692   $120,792    6.59%  $1,427,098    $ 93,501    6.55%   $1,355,932   $ 89,644   6.61%
        Tax-exempt                      50,940      2,532    4.97       31,163       1,965    6.31         6,494        416   6.41
        Trading                          6,766        321    4.74        5,740         363    6.32         3,649        182   4.99
-----------------------------------------------------------------------------------------------------------------------------------
Total investment securities          1,889,398    123,645    6.54    1,464,001      95,829    6.55     1,366,075     90,242   6.61
Federal funds sold                      27,206      1,487    5.47       56,050       2,867    5.12        58,420      3,463   5.93
Loans
        Mortgage and construction      694,405     62,653    9.02      624,168      57,029    9.14       553,144     52,218   9.44
        Commercial                     248,958     23,432    9.41      214,604      20,146    9.39       171,732     16,977   9.89
        Consumer                       395,769     33,271    8.41      316,017      27,183    8.60       251,385     22,673   9.02
        Tax-exempt                      10,193      1,035   10.15        7,269         740   10.18        10,230      1,058  10.34
-----------------------------------------------------------------------------------------------------------------------------------
Total loans                          1,349,325    120,391    8.92    1,162,058     105,098    9.04       986,491     92,926   9.42
-----------------------------------------------------------------------------------------------------------------------------------
Total earning assets                $3,265,929   $245,523    7.52%  $2,682,109    $203,794    7.60%   $2,410,986   $186,631   7.74%
-----------------------------------------------------------------------------------------------------------------------------------
Sources of Funds
Interest-bearing liabilities
        Regular savings               $670,074   $ 16,419    2.45%    $577,824    $ 12,907    2.23%    $ 536,289   $ 12,609   2.35%
        N.O.W. accounts                112,421      2,569    2.29      368,120       7,877    2.14       426,846     10,162   2.38
        Money market plus              880,357     22,255    2.53      453,284      11,965    2.64       257,299      7,847   3.05
        Time deposits                  590,866     30,587    5.18      563,752      28,991    5.14       492,920     24,894   5.05
        Public funds                   273,445     15,194    5.56      212,468      12,221    5.75       204,617     12,303   6.01
-----------------------------------------------------------------------------------------------------------------------------------
Total deposits                       2,527,163     87,024    3.44    2,175,448      73,961    3.40     1,917,971     67,815   3.54

Other borrowed money                    91,308      5,126    5.61       24,782       1,336    5.39       101,240      6,379   6.30
Long-term debt                          55,452      4,887    8.81       23,000       2,025    8.80        23,000      2,025   8.80
-----------------------------------------------------------------------------------------------------------------------------------
Total deposits and interest-
     bearing liabilities             2,673,923     97,037    3.63    2,223,230      77,322    3.48     2,042,211     76,219   3.73
Noninterest-bearing
     funds (net)                       592,006                         458,879                           368,775
-----------------------------------------------------------------------------------------------------------------------------------
Total sources to fund
     earning assets                 $3,265,929     97,037    2.97   $2,682,109      77,322    2.88    $2,410,986     76,219   3.16
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income and
     margin tax-equivalent basis                  148,486    4.55                  126,472    4.72                  110,412   4.58
Tax-exempt adjustment                               1,345                            1,059                              513
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income and margin                   $147,141    4.51%                $125,413    4.68%                $109,899   4.56%
-----------------------------------------------------------------------------------------------------------------------------------
Other Balances
Cash and due from banks            $   154,375                        $147,768                          $130,693
Other assets                           168,818                         141,848                           122,913
Total assets                         3,568,566                       2,954,851                         2,648,625
Demand deposits
    (noninterest-bearing)              653,626                         537,079                           435,311
Other liabilities                       19,153                          11,488                            10,302
Stockholders' equity                   221,864                         183,055                           160,801
-----------------------------------------------------------------------------------------------------------------------------------

Notes--Weighted average yields on tax-exempt obligations have been computed on a tax-equivalent  basis assuming a federal tax rate of 35%.
     --Non-accrual loans have been included in the average loan balance. --Investment securities includes investments available for sale.
     --Mortgage and construction loans include mortgage loans held for sale.

Income Taxes

The provision for federal and state income taxes for 1997 was $21.6 million compared to $16.1 million in 1996 and $14.8 million in 1995.

The increase in 1997 total tax expense was the result of an increase in income before income taxes. The effective tax rate was 34.9%, 36.2% and 35.7% in 1997, 1996, and 1995, respectively.

Net Income

Net income for 1997 was $40.3 million, an increase of $12.0 million, or 43% over the $28.3 million recorded for 1996. The increase in net income was due to increases in net interest income and noninterest income, which offset increased noninterest expenses.

Diluted net income per share of common stock for 1997 was $1.78, or 34% above the $1.33 per common share for 1996.

Return on Average Equity and Average Assets

Two industry measures of the performance by a banking institution are its return on average assets and return on average equity. Return on average assets ("ROA") measures net income in relation to total average assets and indicates a company's ability to employ its resources profitably. For 1997, the Company's ROA was 1.13%, compared to .96% in 1996. Return on average equity ("ROE") is determined by dividing annual net income by average stockholders' equity and indicates how effectively a company can generate net income on the capital invested by its stockholders. For 1997, the Company's ROE was 18.18% compared to 15.43% for 1996.

Loan Portfolio

The following table summarizes the loan portfolio of the Company by type of loan as of December 31, for each of the years 1993 through 1997.

                                                December 31,
                           1997         1996         1995        1994          1993
(dollars in thousands)
Commercial real estate:
    Owner-occupied      $221,788     $167,702     $149,258     $151,420     $157,452
    Other                287,510      288,733      250,782      215,063      171,282
    Construction          57,182       52,372       52,593       53,792       49,811
------------------------------------------------------------------------------------
                         566,480      508,807      452,633      420,275      378,545
Commercial:
    Term                 152,115      153,793      126,120      106,536      117,649
    Line of credit       101,134       91,418       68,372       54,379       41,329
    Demand                   442          529          407          766        1,118
------------------------------------------------------------------------------------
                         253,691      245,740      194,899      161,681      160,096
Consumer:
    Mortgages
      (1-4 family
       residential)      167,979      153,615      133,893      111,689       92,049
    Installment           63,448       54,548       44,781       32,447       28,012
    Home equity          347,903      293,591      212,845      195,362      155,206
    Credit lines          11,788       10,554        9,764        9,649       10,187
------------------------------------------------------------------------------------
                         591,118      512,308      401,283      349,147      285,454
------------------------------------------------------------------------------------
Total loans           $1,411,289   $1,266,855   $1,048,815     $931,103     $824,095
------------------------------------------------------------------------------------


The Company manages risk associated with its loan portfolio through diversification, underwriting policies and procedures which are reviewed and updated on at least an annual basis, and ongoing loan monitoring efforts. The commercial real estate portfolio includes owner-occupied (owner occupies greater than 50% of the property), other commercial real estate, and construction loans. Owner-occupied and other commercial real estate loans generally have five year call provisions and bear the personal guarantees of the principals involved. Construction loans are primarily used for single family residential properties. Financing is provided against firm agreements of sale, with speculative construction limited to one sample per project. The commercial loan portfolio is comprised primarily of amortizing loans to small businesses in the New Jersey/Southeastern Pennsylvania market area. These loans are generally secured by business assets, personal guarantees, and/or personal assets of the borrower. The consumer loan portfolio is comprised primarily of loans secured by first and second mortgage liens on residential real estate. Such loans comprised approximately 87% of consumer loans at December 31, 1997.

The maturity ranges of the loan portfolio and the amount of loans with predetermined interest rates and floating rates in each maturity range, as of December 31, 1997, are summarized in the following table.

                                                December 31, 1997
                                Due in One  Due in One to  Due in Over
                               Year or Less   Five Years   Five Years     Total
(dollars in thousands)
Real estate:
        Commercial                $93,270     $359,443      $56,585     $509,298
        Construction               44,607       12,575                    57,182
--------------------------------------------------------------------------------
                                  137,877      372,018       56,585      566,480
Commercial:
        Term                       55,021       87,244        9,850      152,115
        Line of credit             99,034        2,100                   101,134
        Demand                        412           30                       442
--------------------------------------------------------------------------------
                                  154,467       89,374        9,850      253,691
Consumer:
        Mortgages
                (1-4 family
                residential)       11,088       31,886      125,005      167,979
        Installment                23,924       38,765          759       63,448
        Home equity                37,178      132,948      177,777      347,903
        Credit lines                4,053        7,735                    11,788
--------------------------------------------------------------------------------
                                   76,243      211,334      303,541      591,118
--------------------------------------------------------------------------------
Total loans                      $368,587     $672,726     $369,976   $1,411,289
--------------------------------------------------------------------------------
Interest rates:
        Predetermined            $132,447     $449,755     $237,380     $819,582
        Floating                  236,140      222,971      132,596      591,707
--------------------------------------------------------------------------------
Total loans                      $368,587     $672,726     $369,976   $1,411,289
--------------------------------------------------------------------------------

During 1997, loans increased $144.4 million, or 11% from $1.3 billion to $1.4 billion. At December 31, 1997, loans represented 42% of total deposits and 36% of total assets. Growth in the loan portfolio was reflected primarily in commercial real estate and consumer loans. The Company has traditionally been an active provider of commercial real estate loans to creditworthy local borrowers, with such loans secured by properties within the Company's primary trade area. At December 31, 1997, $221.8 million, or 44%, of commercial real estate loans (other than construction) were secured by owner-occupied properties. Growth in consumer loans was due primarily to loans secured by one to four family residential properties, including home equity loans and home equity lines of credit.

Commercial real estate construction loans increased $4.8 million to $57.2 million in 1997. At December 31, 1997, construction loans for 1-4 family residential dwellings totaled $0.5 million and construction loans secured by commercial properties amounted to $13.2 million. The balance of $43.5 million was for land development, of which $40.6 million was residential. As of December 31, 1997, there were no concentrations of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions.

Non-Performing Loans and Assets

Non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at December 31, 1997 were $17.4 million or 0.44% of total assets, as compared to $19.5 million or 0.60% of total assets at December 31, 1996.

Total non-performing loans (non-accrual loans, and restructured loans excluding loans past due 90 days or more and still accruing interest) at December 31, 1997 were $11.6 million as compared to $11.3 million a year ago. The Company generally places a loan on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. Generally loans past due 90 days are placed on non-accrual status, unless the loan is both well secured and in the process of collection. At December 31, 1997, loans past due 90 days or more and still accruing interest amounted to $226 thousand, compared to $259 thousand at December 31, 1996. Additional loans considered as potential problem loans ($13.1 million at December 31, 1997) by the Company's internal loan review department have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

Other real estate (ORE) totaled $5.8 million at December 31, 1997 as compared to $8.3 million at December 31, 1996. These properties have been written down to the lower of cost or fair value less disposition costs.

The Company has on an ongoing basis updated appraisals on loans secured by real estate, particularly those categorized as non-performing loans and potential problem loans. In those instances where updated appraisals reflect reduced collateral values, an evaluation of the borrowers' overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for loan losses.

The following summary presents information regarding non-performing loans and assets as of December 31, 1993 through 1997.

                                           Year Ended December 31,
                              1997        1996       1995      1994        1993
(dollars in thousands)
Non-accrual loans(1):
    Commercial               $1,816    $ 1,263    $ 1,623    $ 3,925    $ 6,109
    Consumer                    703      1,145        978      1,755      2,109
    Real estate
      Construction            1,345      2,156      1,787        955        866
      Mortgage                7,706      6,157      5,308      8,025      4,881
-------------------------------------------------------------------------------
    Total non-accrual
      loans                  11,570     10,721      9,696     14,660     13,965
-------------------------------------------------------------------------------
Restructured loans(1):
    Commercial                   19         21        161        143         84
    Consumer                                29         60         29
    Real estate
      Construction
      Mortgage                             481        301        404         84
 -------------------------------------------------------------------------------
   Total restructured
      loans                      19        531        522        576        168
-------------------------------------------------------------------------------
Total non-performing
      loans                  11,589     11,252     10,218     15,236     14,133
-------------------------------------------------------------------------------
Other real estate             5,845      8,252     11,862     11,739     19,825
-------------------------------------------------------------------------------
Total non-performing
      assets                $17,434    $19,504    $22,080    $26,975    $33,958
-------------------------------------------------------------------------------
Non-performing
      assets as a percent
      of total assets          0.44%      0.60%      0.81%      1.05%      1.48%
-------------------------------------------------------------------------------
Loans past due 90 days
      or more and still
      accruing interest        $226       $259       $159       $400       $450
-------------------------------------------------------------------------------

(1)Interest  income  of  approximately   $1,361,000,   $1,226,000,   $1,079,000,
$1,496,000,  and $912,000 would have been recorded in 1997, 1996, 1995, 1994 and
1993 respectively, on non-performing loans in accordance with their original terms. Actual interest recorded on these loans amounted to $323,000 in 1997, $262,000 in 1996, $299,000 in 1995, $317,000 in 1994, and $270,000 in 1993.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. Management has established a loan loss reserve which it believes is adequate for estimated losses in its loan portfolio. Based on an evaluation of the loan portfolio, management presents a quarterly review of the loan loss reserve to the Board of Directors, indicating any changes in the reserve since the last review and any recommendations as to adjustments in the reserve. In making its evaluation, management considers the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of non-performing loans and related collateral security, and the evaluation of its loan portfolio by the internal loan review department. Charge-offs occur when loans are deemed to be uncollectible.

During 1997, net charge-offs amounted to $1.4 million, or 0.10% of average loans outstanding for the year, compared to $2.9 million or 0.25% of average loans outstanding for 1996. During 1997, the Company recorded provisions of $4.7 million to the allowance for loan losses compared to $4.9 million for 1996. At December 31, 1997, the allowance aggregated $21.3 million or 1.51% of total loans and provided coverage of 183% of non-performing loans, as compared to $18.0 million, 1.42%, and 160%, respectively, at December 31, 1996.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allocation of the Allowance for Loan Losses

                                                             Year Ended December 31,
                                   1997               1996         1995                1994         1993
(dollars in thousands)
Balance at beginning
        of period                $17,975            $16,014      $14,666             $12,515      $12,239
Provisions charged to
        operating expenses         4,668              4,857        2,774               5,224        8,616
----------------------------------------------------------------------------------------------------------
                                  22,643             20,871       17,440              17,739       20,855
----------------------------------------------------------------------------------------------------------
Recoveries of loans
  previously charged-off:
         Commercial                  348                286          486                 335          545
         Consumer                    406                274          243                 247          408
         Real estate                 144                 95          292                  23          133
----------------------------------------------------------------------------------------------------------
Total recoveries                     898                655        1,021                 605        1,086
----------------------------------------------------------------------------------------------------------
Loans charged-off:
         Commercial                 (964)            (1,202)      (1,253)             (2,608)      (7,501)
         Consumer                 (1,170)            (1,046)        (771)               (683)      (1,917)
         Real estate                (146)            (1,303)        (423)               (387)      (1,008)
Total charged-off                 (2,280)            (3,551)      (2,447)             (3,678)     (10,426)
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Net charge-offs                   (1,382)            (2,896)      (1,426)             (3,073)      (9,340)
----------------------------------------------------------------------------------------------------------
Allowance for loan losses
        acquired bank                                                                               1,000
----------------------------------------------------------------------------------------------------------
Balance at end of period         $21,261            $17,975      $16,014             $14,666      $12,515
----------------------------------------------------------------------------------------------------------
Net charge-offs as a
        percentage of average
        loans outstanding           0.10%              0.25%        0.14%               0.35%        1.19%
----------------------------------------------------------------------------------------------------------
Allowance for loan losses
        as a percentage of
        year-end loans              1.51%              1.42%        1.53%               1.58%        1.52%
----------------------------------------------------------------------------------------------------------

The following table details the allocation of the allowance for loan losses to the various categories. The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans.

(dollars in thousands)
                                                Allowance for Loan Losses at December 31,
                     1997                  1996                   1995                 1994                  1993
                          % Gross               % Gross               % Gross               % Gross                %Gross
               Amount       Loans    Amount       Loans    Amount       Loans    Amount       Loans   Amount        Loans
Commercial     $4,054         18%    $3,375         19%    $3,364         19%    $3,105         18%   $ 3,247         19%
Consumer       11,628         42      4,081         41      3,321         38      2,707         37      2,360         35
Real estate     5,579         40     10,519         40      9,329         43      8,854         45      6,908         46
-------------------------------------------------------------------------------------------------------------------------
              $21,261        100%   $17,975        100%   $16,014        100%   $14,666        100%   $12,515        100%
-------------------------------------------------------------------------------------------------------------------------

Investment Securities
The following table summarizes the book value of securities available for sale and securities held to maturity by the Company as of the dates shown.

                                              December 31,
                                     1997         1996         1995
(dollars in thousands)
U.S. Government agency
        and mortgage-backed
        obligations              $1,252,693     $707,316     $555,813
Obligations of state and
        political subdivisions       23,515       15,743
Equity securities                    11,364        3,994        2,896
Other                                27,548       40,434       12,844
---------------------------------------------------------------------
Securities available
        for sale                 $1,315,120     $767,487     $571,553
---------------------------------------------------------------------
U.S. Government agency
        and mortgage-backed
        obligations                $834,228     $798,345     $738,511
Obligations of state and
        political subdivisions       20,940       22,674       17,597
Other                                18,864       16,493       16,891
---------------------------------------------------------------------
Securities held to
        maturity                   $874,032     $837,512     $772,999
---------------------------------------------------------------------

Consistent with accounting and regulatory pronouncements, the Company has segregated a portion of its investment portfolio as securities available for sale. The balance of the investment portfolio (excluding trading securities) is categorized as securities held to maturity. Investment securities are classified as available for sale if they might be sold in response to changes in interest rates, prepayment risk, the Company's income tax position, the need to increase regulatory capital, liquidity needs or other similar factors. These securities are carried at fair market value. Investment securities are classified as held to maturity when the Company has the intent and ability to hold those securities to maturity. Securities held to maturity are carried at cost and adjusted for accretion of discounts and amortization of premiums.

In total, investment securities increased $576.7 million from $1.6 billion to $2.2 billion at December 31, 1997. Net security purchases of approximately $856.4 million were partially offset by maturities and prepayments on mortgage-backed securities in the existing portfolio. These security purchases were funded primarily through deposit growth and an increase in other borrowed money in 1997.

On November 15, 1995, the FASB issued a special report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." In accordance with provisions in that report, management reclassified $83.8 million of investment securities from held to maturity to available for sale during the first quarter of 1997 in connection with its acquisition of Independence.

The Company's investment portfolio consists almost entirely of U.S. Government agency and mortgage-backed obligations. These securities have little, if any credit risk since they are either backed by the full faith and credit of the U.S. Government or their principal and interest payments are guaranteed by an agency of the U.S. Government. These investment securities carry fixed coupons whose rate does not change over the life of the securities. Since most securities are purchased at premiums or discounts, their yield will change depending on any change in the estimated rate of prepayments. The Company amortizes premiums and accretes discounts over the estimated average life of the securities. Changes in the estimated average life of the investment portfolio will lengthen or shorten the period in which the premium or discount must be amortized or accreted, thus affecting the Company's investment yields.

For the year ended December 31, 1997, the yield on the investment portfolio was 6.54%, a decrease of one basis point from 6.55% in fiscal 1996. At December 31, 1997, the average life and duration of the investment portfolio were approximately 5.4 years and 4.2 years, respectively, as compared to 6.2 years and 4.6 years, respectively, at December 31, 1996.

At December 31, 1997 the yield on the portfolio was 6.52%, comparable to 6.53% at December 31, 1996. At December 31, 1997, the unrealized appreciation in securities available for sale included in stockholders' equity totaled $3.8 million, net of tax, compared to unrealized depreciation of $5.8 million, net of tax, at December 31, 1996. The increase in the market value of the investment portfolio resulted primarily from general market interest rates being lower at year-end 1997 as compared to year-end 1996.

The contractual maturity distribution and weighted average yield of the Company's investment portfolio (excluding equity and trading securities) at December 31, 1997, are summarized in the following table. Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has been tax effected on tax-exempt obligations.

(dollars in thousands)
                                                                        December 31, 1997
                                    Due Under                                                  Due Over
                                     1 Year          Due 1-5 Years       Due 5-10 Years        10 Years               Total
                                  Amount  Yield      Amount  Yield       Amount  Yield       Amount  Yield        Amount  Yield
Securities available for sale:
U.S. Government agency and
 mortgage-backed obligations      $40,628  5.38%    $172,937   6.42%    $184,085   6.30%    $855,043   6.74%   $1,252,693   6.59%
Obligations of state and
 political subdivisions               889  7.75        7,643   7.60       14,307   7.45          676   7.46        23,515   7.51
Other securities                   25,548  4.51                                                2,000   9.25        27,548   4.85
---------------------------------------------------------------------------------------------------------------------------------
                                  $67,065  5.08%    $180,580   6.47%    $198,392   6.39%   $ 857,719   6.74%   $1,303,756   6.57%
---------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
U.S. Government agency and
 mortgage-backed obligations                        $    892   6.28%    $ 89,752   6.63%   $ 743,584   6.60%   $  834,228   6.60%
Obligations of state and
 political subdivisions          $ 20,627  6.05%         313   8.01                                                20,940   6.08
Other securities                   17,610  6.00                              995   9.50          259   7.03        18,864   6.20
---------------------------------------------------------------------------------------------------------------------------------
                                  $38,237  6.03%    $  1,205   6.73%    $ 90,747   6.66%   $ 743,843   6.60%   $  874,032   6.58%
---------------------------------------------------------------------------------------------------------------------------------

Deposits

Total deposits averaged $3.2 billion for 1997, an increase of $468.3 million or 17% above the 1996 average. The Company remains a deposit-driven financial institution with emphasis on core deposit accumulation and retention as a basis for sound growth and profitability. The Company regards core deposits as all deposits other than certificates of deposit, retail and public, in excess of $100 thousand. Of the $449.7 million increase in total deposits at year end 1997, $412.9 million was in the various core categories. The average balance of noninterest-bearing demand deposits in 1997 was $653.6 million, an $116.5 million or 22% increase over the average balance for 1996. The average total balance of savings accounts increased $92.3 million, or 16% compared to the prior year. The average balance of interest-bearing demand accounts (money market and N.O.W. accounts) for 1997 was $992.8 million, a $171.4 million or 21% increase over the average balance for the prior year. The average balance of time deposits for 1997 was $864.3 million, an $88.1 million or 11% increase over the average balance for 1996. For 1997, the cost of total deposits was 2.74% as compared to 2.73% in 1996.

The Company believes that its record of sustaining core deposit growth is reflective of the Company's retail approach to banking which emphasizes a combination of free checking accounts (subject to a small minimum balance requirement) convenient branch locations, extended hours of operation, quality service, and active marketing.

The average balances and weighted average rates of deposits for each of the years 1997, 1996, and 1995 are presented below.

                                                               Year Ended December 31,
                                             1997                      1996                           1995
                                     Average      Average       Average    Average       Average              Average
                                     Balance       Rate         Balance     Rate         Balance               Rate
(dollars in thousands)
Demand deposits:
 Noninterest-bearing                $653,626                   $537,079                 $435,311
 Interest-bearing (money market
  and N.O.W. accounts)               992,778       2.50%        821,404     2.42%        684,145               2.63%
Savings deposits                     670,074       2.45         577,824     2.23         536,289               2.35
Time deposits                        864,311       5.29         776,220     5.31         697,537               5.33
---------------------------------------------------------------------------------------------------------------------
Total deposits                    $3,180,789                 $2,712,527               $2,353,282
---------------------------------------------------------------------------------------------------------------------


The remaining maturity of certificates of deposit for $100,000 or more as of December 31, 1997, 1996, and 1995 is presented below:


Maturity                   1997             1996              1995
(dollars in thousands)
3 months or less         $271,765         $240,188         $192,341
3 to 6 months              32,017           30,767            8,276
6 to 12 months             12,249            7,297           31,918
Over 12 months              1,153            2,071            2,488
--------------------------------------------------------------------
Total                    $317,184         $280,323         $235,023
--------------------------------------------------------------------

Interest Rate Sensitivity and Liquidity

The Company's risk of loss arising from adverse changes in the fair market value of financial instruments, or market risk, is composed primarily of interest rate risk. The primary objective of the Company's asset/liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate risk. The Company's Asset/Liability Committee (ALCO) is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with these policies. The guidelines established by ALCO are reviewed by the Company's Board of Directors.

An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. Historically, the most common method of estimating interest rate risk was to measure the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time ("GAP"), typically one year. Under this method, a company is considered liability sensitive when the amount of its interest-bearing liabilities exceeds the amount of its interest-earning assets within the one year horizon. However, assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree. As a result, the Company's GAP does not necessarily predict the impact of changes in general levels of interest rates on net interest income.

The following table illustrates the GAP position of the Company as of December 31, 1997.

                                                     Interest Rate Sensitivity Gaps
                                                              December 31, 1997
                             1-90           91-180        181-365          1-5          Beyond
                             Days            Days           Days          Years        5 Years        Total
(dollars in millions)
Rate Sensitive:
Interest-earning
  assets
Loans                        $600.8          $36.2          $68.0         $449.9        $252.3      $1,407.2
Investment
  securities                   87.8           64.0          126.6          731.6       1,187.1       2,197.1
--------------------------------------------------------------------------------------------------------------
Total interest-
  earning assets              688.6          100.2          194.6        1,181.5       1,439.4       3,604.3
--------------------------------------------------------------------------------------------------------------
Interest-bearing
  liabilities
Transaction
  accounts                    597.1                                                    1,220.1       1,817.2
Time deposits                 368.7          109.9          108.9          201.7           0.1         789.3
Other borrowed
  money                       223.3                                                                    223.3
Long-term debt                                                              23.0          57.5          80.5
--------------------------------------------------------------------------------------------------------------
  Total interest-
  bearing
  liabilities               1,189.1          109.9          108.9          224.7       1,277.7       2,910.3
--------------------------------------------------------------------------------------------------------------
Period gap                   (500.5)          (9.7)          85.7          956.8         161.7        $694.0
--------------------------------------------------------------------------------------------------------------
Cumulative gap              $(500.5)       $(510.2)       $(424.5)        $532.3        $694.0
--------------------------------------------------------------------------------------------------------------
Cumulative gap as a
 percentage of total
 interest-earning
 assets                       (13.9)%        (14.2)%        (11.8)%         14.8%         19.3%
--------------------------------------------------------------------------------------------------------------

Management believes that the simulation of net interest income in different interest rate environments provides a more meaningful measure of interest rate risk. Income simulation analysis captures not only the potential of all assets and liabilities to mature or reprice, but also the probability that they will do so. Income simulation also attends to the relative interest rate sensitivities of these items, and projects their behavior over an extended period of time. Finally, income simulation permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them.

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

The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 15% of net income in the flat rate scenario in the first year and within 30% over the two year time frame. At December 31, 1997, the Company's income simulation model indicates net income would increase by 0.7% and decrease by 2.7% in the first year and over a two year time frame, respectively, if rates decreased as described above. The model projects that net income would decrease by 6.7% and 8.8% in the first year and over a two year time frame, respectively, if rates increased as described above. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

In the event the model indicates an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale investment portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At December 31, 1997, the market value of equity indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of the Company's assets and liabilities given an immediate 200 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company's core deposits, or the core deposit premium. In 1996 the Company completed a comprehensive core deposit study in order to assign its own core deposit premiums as permitted by regulation. The study resulted in core deposit premiums which are significantly higher than the core deposit premiums supplied by the Office of Thrift Supervision, which the Company utilized in its market value of equity model in prior years. The study confirmed management's assertion that the Company's core deposits have stable balances over long periods of time, and are generally insensitive to changes in interest rates. Thus, these core deposit balances provide an internal hedge to market value fluctuations in the Company's mortgage-backed securities portfolio. The data utilized in the core deposit study is updated on a quarterly basis. Management believes the core deposit premiums produced by its core deposit study and utilized in its market value of equity model at December 31, 1997 provide a more accurate assessment of the Company's interest rate risk.

Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company's liquidity needs are primarily met by growth in core deposits, its cash and federal funds sold position, and cash flow from its amortizing investment and loan portfolios. If necessary, the Company has the ability to raise liquidity through collateralized borrowings, FHLB advances, or the sale of its available for sale investment portfolio. During 1997, deposit growth and the increased utilization of short-term borrowings were used to fund growth in the loan portfolio and purchase additional investment securities.

Short-Term Borrowings

Short-term borrowings, or other borrowed money, consist primarily of securities sold under agreement to repurchase, and were used in 1997 to meet short-term funding needs. For 1997, short-term borrowings averaged $91.3 million as compared to $24.8 million in 1996. The average rate on the Company's short-term borrowings was 5.61% and 5.39% during 1997 and 1996, respectively. As of December 31, 1997, short-term borrowings included $178.3 million of securities sold under agreements to repurchase at an average rate of 6.22% and $45.0 million of federal funds purchased at an average rate of 6.00%.

Long-Term Debt

A $23 million public offering of capital-qualifying 8.375% subordinated debt was completed in July 1993. Proceeds from this debt offering were used for general corporate purposes, including additional capitalization of existing banking subsidiaries and possible acquisitions.

On June 9, 1997, the Company issued $57.5 million of 8.75% Trust Capital Securities through Commerce Capital Trust I, a newly formed Delaware business trust subsidiary of the

Company. All $57.5 million of the Trust Capital Securities qualify as Tier I capital for regulatory capital purposes. Proceeds of this offering were earmarked for general corporate purposes, including additional capitalization of existing banking subsidiaries and possible acquisitions.

Stockholders' Equity and Dividends

At December 31, 1997, stockholders' equity totaled $250.8 million, up $46.8 million or 23% over stockholders' equity of $204.0 million at December 31, 1996. This increase was primarily due to the Company's net income for the year. Stockholders' equity as a percent of total assets was 6.37% at December 31, 1997, as compared to 6.31% at December 31, 1996.

Risk-based capital standards issued by bank regulatory authorities in the United States attempt to relate a banking company's capital to the risk profile of its assets and provide the basis for which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital may be comprised of limited life preferred stock, qualifying subordinated debt instruments, and the reserve for possible loan losses.

Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. The following table provides a comparison of the Company's risk-based capital ratios and leverage ratio to the minimum regulatory requirements for the periods indicated.
                                                        Minimum
                                                       Regulatory
                                  December 31,        Requirements
                               1997       1996      1997       1996
Risk-Based Capital Ratios:
  Tier 1                      15.66%     12.57%     4.00%     4.00%
  Total                       17.73      15.09      8.00      8.00
Leverage Capital Ratio         7.81       6.46   3.00-5.00  3.00-5.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which became law in December of 1991, required each federal banking agency including the Board of Governors of the Federal Reserve System ("FRB"), to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. This law also requires each federal banking agency, including the FRB, to specify, by regulation, the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized, or "critically undercapitalized." At December 31, 1997, the Company's consolidated capital levels and each of the Company's banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%.

Effective September 26, 1996, the Company's common stock was listed for trading on the New York Stock Exchange under the symbol CBH. Prior to that date, the Company's common stock traded on the NASDAQ Stock Market under the symbol COBA. The quarterly market price ranges and dividends declared per common share for each of the last two years are shown in the table below. The prices and dividends per share have been adjusted to reflect the 5-for-4 stock split in the form of a 25% stock dividend with a record date of July 13, 1998, and common stock dividends of 5% with record dates of January 7, 1998, January 8, 1997, and January 12, 1996. As of February 28, 1998, there were approximately 15,000 holders of record of the Company's common stock.

                              Common Share Data
                                 Sale Prices        Cash Dividends
                              High          Low       Per Share
1997 Quarter Ended
        December 31          $39.23       $28.63       $0.1524
        September 30          30.91        27.42        0.1524
        June 30               29.53        21.05        0.1524
        March 31              24.38        20.95        0.1451
1996 Quarter Ended
        December 31          $24.03       $18.69       $0.1270
        September 30          20.31        15.23        0.1270
        June 30               17.95        14.69        0.1270
        March 31              16.59        14.61        0.1209

Effective March 1, 1998, the Trustees of the Company's Employee Stock Ownership Plan (ESOP) exercised their right to convert all 417,000 shares of Series C ESOPCumulative Convertible Preferred Stock held by the ESOP into 808,630 shares of the Company's common stock.

The Company offers a Dividend Reinvestment and Stock Purchase Plan by which dividends on the Company's Common Stock and optional cash payments of up to $5,000 per quarter may be invested in Common Stock at a 3% discount to the market price and without payment of brokerage commissions.

Results of Operations - 1996 versus 1995

Net income for 1996 was $28.3 million compared to $26.7 million in 1995. Diluted net income per common share was $1.33 compared to $1.30 per common share for the prior year. Net income and net income per share for 1996 were impacted by a one-time special assessment of approximately $1.3 million from a legislative mandate to recapitalize the Savings Association Insurance Fund (SAIF). This assessment impacted after tax net income by approximately $850 thousand. Net income per share for 1995 was impacted by the issuance of 1,725,000 shares of common stock via an underwritten public offering in the first quarter of 1995.

Net interest income on a tax-equivalent basis for 1996 amounted to $126.5 million, an increase of $16.1 million, or 15% over 1995.

Interest income on a tax-equivalent basis increased $17.2 million or 9% to $203.8 million in 1996. This increase was primarily related to volume increases in the loan and investment portfolios. Interest expense for 1996 rose only $1.1 million to $77.3 million from $76.2 million in 1995.

The provision for loan losses was $4.9 million in 1996 compared to $2.8 million in the prior year.

For 1996, noninterest income totaled $32.8 million, an increase of $9.2 million from 1995. Deposit charges and service fees increased $4.2 million due primarily to transaction volumes. The $3.4 million increase in other operating income to $9.3 million was partly due to revenues from Commerce Insurance, the insurance brokerage subsidiary formed during 1996. Also, this increase reflected higher levels of bank card fees in 1996. Securities gains increased to $1.7 million in 1996 from $106 thousand in 1995.

Noninterest expenses totaled $109.0 million for 1996, an increase of $19.7 million, or 22% over 1995. Contributing to this increase was the addition of nine new branches and the formation of Commerce Insurance during 1996. With the addition of these new offices and the insurance business, staff, facilities, and related expenses rose accordingly. Audit and regulatory fees and assessments for 1996 decreased $548 thousand or 15% to $3.2 million in spite of the one-time SAIF assessment of approximately $1.3 million. Other real estate expenses totaled $2.3 million, a decrease of $519 thousand from 1995, reflecting lower levels of other real estate for 1996. Other noninterest expenses rose $3.1 million to $14.3 million in 1996. Higher bank card related service charges, higher provisions for non-credit-related losses, and merger related expenses contributed to the increase.

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

Mergers and Acquisitions

In November, 1997, the Company reached an agreement in principle to acquire A.
H. Williams & Co., Inc., (Williams) Philadelphia, PA, a public finance investment firm. The acquisition closed on March 27, 1998. Williams was combined with Commerce Capital, the bank securities dealer division of Commerce NJ, to form Commerce Capital Markets, Inc., a wholly-owned nonbank subsidiary of the Company engaging in certain securities activities permitted under Section 20 of the Glass-Steagall Act. The acquisition was completed by the issuance of common stock of the Company totaling approximately 395,000 shares. The transaction was accounted for as a pooling of interests. However, the Company has not restated the financial statements of the periods prior to the acquisition, as the changes, in the aggregate, would be immaterial.

Item 8. Financial Statements and Supplementary Financial Data

Commerce Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                                                  December 31,
               (dollars in thousands)                                        1997           1996
Assets          Cash and due from banks                                    $167,900       $181,858
                Federal funds sold                                                          26,975
                                                                         ----------     ----------
                Cash and cash equivalents                                   167,900        208,833
                Mortgages held for sale                                       7,260          1,314
                Trading securities                                            7,911         15,327
                Securities available for sale                             1,315,120        767,487
                Securities held to maturity                                 874,032        837,512
                (market value 1997-$869,815; 1996-$815,888)
                Loans                                                     1,411,289      1,266,855
                Less allowance for loan losses                               21,261         17,975
                                                                         ----------     ----------
                                                                          1,390,028      1,248,880
                Bank premises and equipment, net                            111,759         94,339
                Other assets                                                 64,957         58,460
                                                                         ----------     ----------
                                                                         $3,938,967     $3,232,152
                                                                         ----------     ----------
Liabilities     Deposits:
                Demand:
                  Interest-bearing                                       $1,111,302       $884,310
                  Noninterest-bearing                                       762,843        626,664
                Savings                                                     705,906        638,660
                Time                                                        789,353        770,036
                                                                         ----------     ----------
                      Total deposits                                      3,369,404      2,919,670
                Other borrowed money                                        223,300         70,000
                Other liabilities                                            12,695         12,185
                Obligation to Employee Stock Ownership Plan (ESOP)            2,308          3,333
                Trust Capital Securities -
                  Commerce Capital Trust I                                   57,500
                Long-term debt                                               23,000         23,000
                                                                         ----------     ----------
                                                                          3,688,207      3,028,188
                                                                         ----------     ----------
Stockholders'   Common stock, 21,500,804 shares issued
Equity              (20,991,819 shares in 1996)                              25,309         23,546
                Series C preferred stock,
                 417,000 shares authorized,
                 issued and outstanding
                   (liquidating preference:
                    $18.00 per share totaling $7,506)                         7,506          7,506
                Series A preferred stock                                                        30
                Capital in excess of par or stated value                    167,529        144,551
                Retained earnings                                            54,348         36,086
                                                                         ----------     ----------
                                                                            254,692        211,719
                Less commitment to ESOP                                       2,308          4,403
                Less treasury stock, at cost, 100,159 shares in 1997
                  (267,378 in 1996)                                           1,624          3,352
                                                                         ----------     ----------
                                Total stockholders' equity                  250,760        203,964
                                                                         ----------     ----------
                                                                         $3,938,967     $3,232,152
                                                                         ----------     ----------

        See accompanying notes

Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income

                                                                          Year Ended December 31,
        (dollars in thousands, except per share amounts)                  1997        1996        1995
Interest        Interest and fees on loans                             $120,028    $104,842    $ 92,558
income          Interest on investment securities                       122,662      95,026      90,097
                Other interest                                            1,487       2,867       3,463
                                                                       --------    --------    --------
                   Total interest income                                244,177     202,735     186,118
                                                                       --------    --------    --------
Interest        Interest on deposits:
expense           Demand                                                 24,824      19,842      18,009
                  Savings                                                16,419      12,907      12,609
                  Time                                                   45,781      41,212      37,197
                                                                       --------    --------    --------
                   Total interest on deposits                            87,024      73,961      67,815
                Interest on other borrowed money                          5,126       1,336       6,379
                Interest on long-term debt                                4,887       2,025       2,025
                                                                       --------    --------    --------
                   Total interest expense                                97,037      77,322      76,219
                                                                       --------    --------    --------
                Net interest income                                     147,140     125,413     109,899
                Provision for loan losses                                 4,668       4,857       2,774
                                                                       --------    --------    --------
                Net interest income after provision for loan losses     142,472     120,556     107,125
                                                                       --------    --------    --------
Noninterest     Deposit charges and service fees                         27,110      21,850      17,661
income          Other operating income                                   27,979       9,251       5,856
                Net investment securities gains                           2,285       1,675         106
                                                                       --------    --------    --------
                   Total noninterest income                              57,374      32,776      23,623
                                                                       --------    --------    --------
Noninterest     Salaries                                                 52,166      37,668      30,768
expense         Benefits                                                 12,161       9,389       8,153
                Occupancy                                                14,223      12,418      10,144
                Furniture and equipment                                  18,374      14,336      10,783
                Office                                                   13,712      10,646       8,318
                Audit and regulatory fees and assessments                 1,611       3,173       3,721
                Marketing                                                 6,069       4,777       3,409
                Other real estate (net)                                   1,814       2,329       2,848
                Other                                                    17,799      14,295      11,172
                                                                       --------    --------    --------
                   Total noninterest expenses                           137,929     109,031      89,316
                                                                       --------    --------    --------
                Income before income taxes                               61,917      44,301      41,432
                Provision for federal and state income taxes             21,592      16,051      14,780
                                                                       --------    --------    --------
                Net income                                               40,325      28,250      26,652

                Dividends on preferred stocks                               563         842       1,122
                                                                       --------    --------    --------
                Net income applicable to common stock                 $  39,762   $  27,408   $  25,530
                                                                       --------    --------    --------
                Net income per common and common equivalent share:
                 Basic                                                    $1.89       $1.45       $1.38
                                                                       --------    --------    --------
                 Diluted                                                  $1.78       $1.33       $1.30
                                                                       --------    --------    --------
                Average common and common equivalent shares outstanding:
                 Basic                                                   21,055      18,875      18,511
                                                                       --------    --------    --------
                 Diluted                                                 22,599      21,197      20,367
                                                                       --------    --------    --------
                Cash dividends declared, common stock                     $0.60       $0.50       $0.44
                                                                       --------    --------    --------

             See accompanying notes.

Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements Of Cash Flows

                                                                           Year Ended December 31,
               (dollars in thousands)                                    1997         1996         1995
Operating       Net income                                            $ 40,325     $ 28,250     $ 26,652
activities      Adjustments to reconcile net income to net
                 cash provided by operating activities:
                  Provision for loan losses                              4,668        4,857        2,774
                  Provision for depreciation, amortization
                   and accretion                                        17,438       16,156       14,423
                  Gains on sales of securities available for sale       (2,285)      (1,675)        (106)
                  Proceeds from sales of mortgages held for sale        22,626       23,683       18,343
                  Originations of mortgages held for sale              (28,572)     (19,555)     (21,522)
                  Net loan (chargeoffs)                                 (1,382)      (2,896)      (1,426)
                  Net decrease (increase) in trading securities          7,416       (6,484)      (8,843)
                  (Increase) decrease in other assets                  (12,575)         524       (9,530)
                  Increase (decrease) in other liabilities               2,551        9,823       (1,576)
                  Deferred income tax (benefit) expense                 (2,041)         161         (823)
               -----------------------------------------------------------------------------------------
                         Net cash provided by operating activities      48,169       52,844       18,366

Investing       Proceeds from the sales of securities available        223,217      107,666          146
activities        for sale
                Proceeds from the maturity of securities available
                  for sale                                             162,892      187,120       32,052
                Proceeds from the maturity of securities held
                  to  maturity                                         123,496      125,283      113,762
                Purchase of securities available for sale             (835,005)    (497,926)     (52,623)
                Purchase of securities held to maturity               (244,503)    (192,168)     (51,432)
                Net increase in loans                                 (154,454)    (227,331)    (124,410)
                Proceeds from sales of loans                            10,020        9,291        6,698
                Purchases of premises and equipment                    (31,235)     (25,766)     (24,878)
               -----------------------------------------------------------------------------------------
                         Net cash used by investing activities        (745,572)    (513,831)    (100,685)

Financing       Net increase in demand and savings deposits            430,417      330,095      242,354
activities      Net increase in time deposits                           19,317       60,389      187,585
                Net increase (decrease) in other borrowed money        153,300       70,000     (312,895)
                Issuance of common stock                                              6,859       25,774
                Dividends paid                                         (12,484)      (9,298)      (7,773)
                Proceeds from issuance of Trust Capital Securities      57,500
                Proceeds from issuance of common stock under
                 dividend reinvestment and other stock plans             6,876        4,288        2,728
                Purchase of treasury stock                                                          (352)
                Other                                                    1,544       (2,370)         189
               -----------------------------------------------------------------------------------------
                         Net cash provided by financing activities     656,470      459,963      137,610

                (Decrease) increase in cash and cash equivalents       (40,933)      (1,024)      55,291
                Cash and cash equivalents at beginning of year         208,833      209,857      154,566
               -----------------------------------------------------------------------------------------
                Cash and cash equivalents at end of period           $ 167,900    $ 208,833    $ 209,857
               -----------------------------------------------------------------------------------------
                Supplemental disclosures of cash flow information:
                 Cash paid during the period for:
                  Interest                                            $ 98,217     $ 75,731     $ 76,254
                  Income taxes                                          23,632       14,449       14,165
                Other noncash activities
                  Transfer of securities to securities available
                   for sale                                             83,773                   401,826
               -----------------------------------------------------------------------------------------

        See accompanying notes.

Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 1997, 1996 and 1995                      Capital in
                                                                   Excess of
                                              Common    Preferred    Par or        Retained     Commitment    Treasury
(in thousands, except per share amounts)       Stock      Stock   Stated Value     Earnings      to ESOP       Stock        Total
Balances at January 1, 1995                   $15,241     $8,283      $92,967       $18,547      $(6,692)     $(1,764)     $126,582
Net income                                                                           26,652                                  26,652
5% common stock dividend and cash paid
  in lieu of fractional shares (419 shares)       655                   7,244        (7,869)                                     30
Cash dividends, common stock
  ($0.44 per share)                                                                  (6,638)                                 (6,638)
Common stock issued in connection with
  incentive stock option plan (108 shares)        169                      899                                   (352)          716
Cash dividends, preferred stock                                                      (1,122)                                 (1,122)
Decrease in obligation to ESOP                                                                     1,139                      1,139
Common stock issued (1,725 shares)              2,695                   23,079                                               25,774
Tax benefit from ESOP dividends                                            197                                                  197
Proceeds from issuance of common stock
  under dividend reinvestment plan
  (89 shares)                                     134                    1,525                                                1,659
Fair value adjustment on available for
  sale securities, net of tax                                                         4,706                                   4,706
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995                  18,894       8,283      125,911       34,276       (5,553)      (2,116)      179,695
Acquisition of Commerce National
Insurance Services (936 shares)                 1,114                   (1,135)                                                 (21)
------------------------------------------------------------------------------------------------------------------------------------
As adjusted balance at January 1, 1996         20,008       8,283      124,776       34,276       (5,553)      (2,116)      179,674
Net income                                                                           28,250                                  28,250
5% common stock dividend and cash paid
  in lieu of fractional shares (534 shares)       834                   10,388      (11,244)                                    (22)
Cash dividends, common stock
  ($0.50 per share)                                                                  (8,430)                                 (8,430)
Common stock issued in connection with
  incentive stock option plan (78 shares)         121                      622                                                  743
Cash dividends, preferred stock                                                        (845)                                   (845)
Decrease in obligation to ESOP                                                                     1,150                      1,150
Common stock issued pursuant to rights
  offering (727 shares)                         1,136                    5,465                                                6,601
Tax benefit from ESOP dividends                                            197                                                  197
Proceeds from issuance of common stock
  under dividend reinvestment plan
  (175 shares)                                    264                    3,281                                                3,545
Conversion and redemption of preferred stock    1,183        (747)        (178)                                                 258
Purchase of common stock of former
  Independence shareholders                                                                                    (1,236)       (1,236)
Fair value adjustment on available for
  sale securities, net of tax                                                        (5,921)                                 (5,921)
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                  23,546       7,536      144,551       36,086       (4,403)      (3,352)      203,964
Acquisition of insurance brokerage
  agencies (279 shares)                           332                      (55)                                                 277
------------------------------------------------------------------------------------------------------------------------------------
As adjusted balance at January 1, 1997         23,878       7,536      144,496       36,086       (4,403)      (3,352)      204,241
Net income                                                                           40,325                                  40,325
5% common stock dividend and cash paid
  in lieu of fractional shares (611 shares)       955                   18,134      (19,113)                                    (24)
Cash dividends, common stock
  ($0.60 per share)                                                                 (11,897)                                (11,897)
Common stock issued in connection with
  incentive stock option plan (306 shares)        478                    2,139                                                2,617
Cash dividends, preferred stock                                                        (563)                                   (563)
Decrease in obligation to ESOP                                                                     2,095                      2,095
Tax benefit from ESOP dividends                                            197                                                  197
Proceeds from issuance of common stock
  under dividend reinvestment plan
  (128 shares)                                    201                    4,058                                                4,259
Retirement of Treasury shares                    (203)        (30)      (1,495)                                 1,728             0
Fair value adjustment on available for
  sale securities, net of tax                                                         9,510                                   9,510
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997                 $25,309      $7,506     $167,529      $54,348      $(2,308)     $(1,624)     $250,760
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

Commerce  Bancorp,  Inc.  and  Subsidiaries  Notes  to  Consolidated   Financial
Statements

1. Significant Accounting Policies
Basis of Presentation

The consolidated financial statements include the accounts of Commerce Bancorp, Inc. (the Company) and its wholly-owned subsidiaries (Banks), Commerce Bank, N.A. (Commerce NJ), Commerce Bank/Pennsylvania, N.A. (Commerce PA) Commerce Bank/Shore, N.A. (Commerce Shore), Commerce Bank/North (Commerce North), and Commerce Capital Trust I. All material intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with 1997 presentation. All common stock per share information has been adjusted for the 5-for-4 stock split in the form of a 25% stock dividend declared on June 29, 1998 (the payment of which on July 24, 1998 to shareholders of record on July 13, 1998 resulted in the issuance of 4,500,980 additional common shares and cash of $47,154 in lieu of fractional shares), and the 5% common stock dividend declared on December 16, 1997.

The Company is a multi-bank holding company headquartered in Cherry Hill, New Jersey, operating primarily in the metropolitan Philadelphia, Southern New Jersey and Northern New Jersey markets. Through its subsidiaries, the Company provides retail and commercial banking services, corporate trust services, municipal bond underwriting services, and insurance brokerage services.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Securities
Trading account securities are carried at market value. Gains and losses, both realized and unrealized, are included in other operating income.

Investment securities are classified as held to maturity when the Company has the intent and ability to hold those securities to maturity. Securities held to maturity are stated at cost and adjusted for accretion of discounts and amortization of premiums.

Those securities that might be sold in response to changes in market interest rates, prepayment risk, the Companys income tax position, the need to increase regulatory capital, or similar other factors are classified as available for sale. Available for sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of stockholders equity. The amortized cost of debt securities in this category is adjusted for accretion of discounts and amortization of premiums. Realized gains and losses are determined on the specific certificate method and are included in noninterest income.

Loans
Loans are stated at principal amounts outstanding, net of deferred loan origination fees and costs. Interest income on loans is accrued and credited to interest income monthly as earned. Loan origination fees are generally considered as adjustments of interest rate yields and are amortized into interest income on loans over the terms of the related loans.

Loans are placed on a non-accrual status and cease accruing interest when loan payment performance is deemed unsatisfactory. However, all loans past due 90 days are placed on non-accrual status, unless the loan is both well secured and in the process of collection.

Allowance for Loan Losses
The allowance for loan losses is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Based upon managements evaluation of the loan portfolio, the allowance is maintained at a level considered adequate to absorb estimated inherent losses in the Banks loan portfolios.

Bank Premises and Equipment
Bank premises and equipment are carried at cost less accumulated depreciation. Depreciation and amortization is determined on the straight-line method for financial reporting purposes, and accelerated methods for income tax purposes.

Other Real Estate (ORE)
Real estate acquired in satisfaction of a loan is reported in other assets at the lower of cost or fair value less disposition costs. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to ORE and recorded at the lower of cost or fair value less disposition costs based on their appraised value at the date actually or constructively received. Losses arising from the acquisition of such property are charged against the allowance for loan losses. Subsequent adjustments to the carrying values of ORE properties are charged to operating expense.

Intangible  Assets
The excess of cost over fair value of net assets acquired (goodwill) is included in other assets and is being amortized on a straight-line basis over the period of expected benefit, which approximates 15 years. Goodwill amounted to $3,082,000 and $3,377,000 at December 31, 1997 and 1996, respectively. Other intangible assets are amortized on a straight-line basis over 10- to 15-year lives. Other intangibles amounted to $2,471,000 and $2,923,000 at December 31, 1997 and 1996, respectively.

Income Taxes
The provision for income taxes is based on current taxable income. When income and expenses are recognized in different periods for book purposes, deferred taxes are provided.

Restriction on Cash and Due From Banks
The Banks are required to maintain reserve balances with the Federal Reserve Bank. The weighted average amount of the reserve balances for 1997 and 1996 were approximately $10,059,000 and $34,649,000, respectively.

Recent Accounting Statements The Financial Accounting Standards Board (FASB) in June 1997 issued Statement No. 130 Reporting Comprehensive Income (FAS 130). FAS 130 establishes new standards for reporting comprehensive income, which includes net income as well as certain other items which result in a change in equity during the period. FAS130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 is effective with the Companys 1998 interim reporting. The disclosure standards of FAS 130 will have no impact on the Companys financial position or results of operations.

Also in June 1997, the FASBissued Statement 131 Disclosures About Segments of an Enterprise and Related Information (FAS 131). FAS 131 requires disclosure of financial and descriptive information about an enterprises operating segments that meet certain quantitative thresholds. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and the performance of which is subject to evaluation by the chief operating decision maker, as defined, in determining resource allocation. This statement is effective for fiscal years beginning after December 15, 1997, but is not required to be applied for interim reporting in the initial year of application. The Company is currently evaluating the impact of FAS 131 on the disclosures included in its annual and interim period financial statements.

2. Mergers and Acquisitions

On November 15, 1996, two insurance brokerage agencies, Keystone National Companies, Inc., Cherry Hill, New Jersey, and Morales, Potter & Buckelew, Inc., t/a Buckelew & Associates, Toms River, New Jersey, were acquired by the Company and thereafter merged to form Commerce National Insurance Services, Inc. (Commerce Insurance). Effective December 1, 1996, a third insurance brokerage agency, Chesley & Cline, Inc., Mount Holly, New Jersey, was merged with and into Commerce Insurance. The Company issued approximately 936,000 shares of common stock in exchange for all of the outstanding shares of these agencies. Effective January 1, 1997, a fourth insurance brokerage agency, Colkate, Inc., t/a The Morrissey Agency , Mt. Laurel, New Jersey, was merged with and into Commerce Insurance. Effective December 1, 1997, Joseph J. Reinhart and Associates, Inc., Cherry Hill, NJ, a risk/loss management and loss investigation consulting firm, and Associated Insurance Management, Inc., Haddonfield, NJ, an employee and executive benefit consulting firm, were merged with and into Commerce Insurance. The Company issued approximately 279,000 shares of common stock in exchange for all of the outstanding shares of the agencies acquired in 1997. All of these transactions were accounted for as poolings of interests. However, financial statements of the periods prior to the acquisitions have not been restated, as the changes, in the aggregate, would be immaterial.

The former Independence Bancorp, Inc. (Independence), Bergen County, New Jersey, was merged into Commerce Bancorp, Inc. on January 21, 1997 and its wholly-owned subsidiary bank, Independence Bank of New Jersey, was thereafter renamed Commerce Bank/North. The Company issued approximately 3,491,000 shares of common stock to shareholders of Independence based on an exchange ratio of 1.289 of a share of the Companys common stock for each share of Independence common stock. The transaction was accounted for as a pooling of interests. The Companys originally reported results of operations have been restated herein to include Commerce Norths results of operations for all periods presented. No restructuring charges were recorded in connection with this acquisition.

In November, 1997, the Company reached an agreement in principle to acquire A.
H. Williams & Co., Inc., (Williams) Philadelphia, PA, a public finance investment firm. The acquisition closed on March 27, 1998. Williams was combined with Commerce Capital, the bank securities dealer division of Commerce NJ, to form Commerce Capital Markets, Inc., a wholly-owned nonbank subsidiary of the Company engaging in certain securities activities permitted under Section 20 of the Glass-Steagall Act. The acquisition was completed by the issuance of common stock of the Company totaling approximately 395,000 shares. The transaction was accounted for as a pooling of interests. However, the Company has not restated the financial statements of the periods prior to the acquisition, as the changes, in the aggregate, would be immaterial.

3. Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity (in thousands) at December 31, 1997 and 1996 follows:

                                                                           December 31,
                                                     1997                                                1996
                                               Gross      Gross                                   Gross         Gross
                                 Amortized   Unrealized  Unrealized     Market     Amortized   Unrealized   Unrealized      Market
                                   Cost       Gains       Losses        Value        Cost         Gains       Losses         Value
U.S. Government agency and
  mortgage-backed obligations   $1,250,977    $5,028      $(3,312)   $1,252,693     $717,560       $108     $(10,352)     $707,316
Obligations of state and
political subdivisions              23,085       430                    23,515        15,670         73                     15,743
Equity securities                    7,679     3,685                    11,364         2,832      1,162                      3,994
Other                               27,548                              27,548        40,434                                40,434
----------------------------------------------------------------------------------------------------------------------------------
Securities available for sale   $1,309,289    $9,143      $(3,312)   $1,315,120     $776,496     $1,343     $(10,352)     $767,487
----------------------------------------------------------------------------------------------------------------------------------
U.S. Government agency and
  mortgage-backed obligations     $834,228    $3,976      $(8,198)     $830,006     $798,345       $218     $(21,860)     $776,703
Obligations of state and
political subdivisions              20,940                               20,940       22,674         19         (1)         22,692
Other                               18,864         5                     18,869       16,493                                16,493
----------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity       $874,032    $3,981      $(8,198)     $869,815     $837,512       $237     $(21,861)     $815,888
----------------------------------------------------------------------------------------------------------------------------------

The amortized cost and estimated market value of investment securities (in thousands) at December 31, 1997, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because obligors have the right to repay obligations without prepayment penalties.

                                               Available for Sale              Held to Maturity
                                            Amortized        Market         Amortized       Market
                                                Cost          Value           Cost          Value
Due in one year or less                       $67,141        $67,065        $38,237        $38,237
Due after one year through five years         168,443        168,659            313            313
Due after five years through ten years         39,973         40,305            995            995
Due after ten years                             3,164          3,155            259            264
Mortgage-backed securities                  1,022,889      1,024,572        834,228        830,006
Equity securities                               7,679         11,364
--------------------------------------------------------------------------------------------------
                                           $1,309,289     $1,315,120       $874,032       $869,815
--------------------------------------------------------------------------------------------------

Proceeds from sales of securities available for sale during 1997, 1996 and 1995 were $223,217,000, $107,666,000 and $146,000, respectively. Gross gains of
$2,669,000, $1,675,000 and $106,000 were realized on the sales in 1997, 1996 and
1995, respectively, and gross losses of $384,000 were realized in 1997.

At December 31, 1997 and 1996, investment securities with a carrying value of $324,717,000 and $269,617,000, respectively, were pledged to secure deposits of public funds.

On November 15, 1995, the FASB issued a special report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities. In accordance with the provisions of that report, management reclassified $401,800,000 of investment securities from the held to maturity category to the available for sale category as of December 31, 1995. Unrealized losses on those securities transferred were $861,000. In connection with the acquisition of Independence, management reclassified $83.8 million of investment securities from held to maturity to available for sale in the first quarter of 1997. Unrealized losses on those securities transferred were $840,000.

At December 31, 1997, the unrealized appreciation in securities available for sale included in retained earnings totaled $3,756,000, net of tax, compared to unrealized depreciation of $5,755,000, net of tax, at December 31, 1996.

4. Loans
The following is a summary of loans outstanding (in thousands) at December 31, 1997 and 1996:


                                                     December 31,
                                                   1997           1996
Commercial real estate:
        Owner-occupied                           $221,788       $167,702
        Other                                     287,510        288,733
        Construction                               57,182         52,372
                                               ----------     ----------
                                                  566,480        508,807
Commercial loans:
        Term                                      152,115        153,793
        Line of credit                            101,134         91,418
        Demand                                        442            529
                                               ----------     ----------
                                                  253,691        245,740
Consumer:
        Mortgages (1-4 family residential)        167,979        153,615
        Installment                                63,448         54,548
        Home equity                               347,903        293,591
        Credit lines                               11,788         10,554
                                               ----------     ----------
                                                  591,118        512,308
                                               ----------     ----------
                                               $1,411,289     $1,266,855
                                               ----------     ----------


At December 31, 1997 and 1996, loans of approximately $8,308,000 and $7,118,000, respectively, were outstanding to certain of the Companys and the Banks directors and officers, and approximately $25,584,000 and $17,015,000, respectively, of loans were outstanding from companies in which certain of the Companys and the Banks directors and officers are associated, exclusive of loans to any such person and associated companies which in aggregate did not exceed $60,000. The terms of these loans are substantially the same as those prevailing at the time for comparable unrelated transactions. A summary (in thousands) of the related party loans outstanding at December 31, 1997 is as follows:

                                     1997
          Balance, January 1       $24,133
          New loans                 17,387
          Loan payments              7,628
          Balance, December 31     $33,892

The Company engaged in certain activities with entities affiliated with directors of the Company. The Company received real estate appraisal services from a company owned by a director of the Company. Such real estate appraisal services amounted to $183,000 in 1997, $195,000 in 1996, and $222,500 in 1995.
The Company received legal services from two law firms of which two directors of the Company are partners. Such aggregate legal services amounted to $1,439,000 in 1997, $1,243,000 in 1996 and $1,371,000 in 1995.

5. Allowances for Loan Losses
The following is an analysis of changes in the allowance for loan losses (in thousands) for 1997, 1996, and 1995:

                                       1997           1996          1995

          Balance, January 1          $17,975       $16,014       $14,666
          Provision charged to
          operating expense             4,668         4,857         2,774
          Recoveries of loans
          previously charged off          898           655         1,021
          Loan charge-offs             (2,280)       (3,551)       (2,447)
                                      -------       -------       -------
          Balance, December 31        $21,261       $17,975       $16,014
                                      -------       -------       -------

6. Non-accrual and Restructured Loans and Other Real Estate
The total of non-performing loans (non-accrual and restructured loans) was $11,589,000 and $11,252,000 at December 31, 1997 and 1996, respectively.
Non-performing loans of $2,320,000, $1,758,000, and $5,664,000 net of charge offs of $47,000, $250,000, and $103,000 were transferred to other real estate during 1997, 1996, and 1995, respectively. Other real estate ($5,845,000 and $8,252,000 at December 31, 1997 and 1996, respectively) is included in other assets.

At December 31, 1997 and 1996, the recorded investment in loans considered to be impaired under FASB Statement No. 114 Accounting by Creditors for Impairment of a Loan totaled $9,700,000 and $8,628,000, respectively, all of which are included in non-performing loans. As permitted, all homogenous smaller balance consumer and residential mortgage loans are excluded from individual review for impairment. The majority of impaired loans were measured using the fair market of collateral. No portion of the allowance for loan losses for 1997 or 1996 was allocated to these loans. During 1997 and 1996, impaired loans averaged approximately $9,126,000 and $8,288,000, respectively. Interest income of approximately $1,361,000 and $1,226,000 would have been recorded on non-performing loans (including impaired loans) in accordance with their original terms in 1997 and 1996, respectively. Actual interest income recorded on these loans amounted to $323,000 and $262,000 during 1997 and 1996, respectively.

7. Bank Premises, Equipment, and Leases
A summary of bank premise and equipment (in thousands) is as follows:

                                                           December 31,
                                                      1997         1996
          Land                                      $22,707      $20,291
          Buildings                                  49,101       44,230
          Leasehold improvements                      9,293        9,763
          Furniture, fixtures and equipment          68,238       49,751
          Leased property under capital leases          124          124
                                                   --------     --------
                                                    149,463      124,159

          Less accumulated depreciation
          and amortization                           37,704       29,820
                                                   --------     --------
                                                   $111,759     $ 94,339
                                                   --------     --------

At December 31, 1997, Commerce NJ leased one of its branches under a capital lease with an unrelated party. All other branch leases are accounted for as operating leases with the related rental payments being expensed ratably over the life of the lease.

The Company leases its headquarters building from a limited partnership in which the Company is a limited partner at December 31, 1997. The lease is accounted for as an operating lease with an annual rent of $1,200,000. The lease expires in 2001 and is renewable for five additional terms of five years each. The Company leases its operations facility from a limited partnership in which the Company is a limited partner at December 31, 1997. The lease is accounted for as an operating lease with an annual rent of $572,000. The lease expires in 2004 and is renewable for two additional terms of five years each.

At December 31, 1997, the Company leased from related parties under separate operating lease agreements the land on which it has constructed 10 branch offices. The aggregate annual rental under these related party leases for 1997 was approximately $375,000, and was approximately $250,000 in 1996 and 1995. These leases expire periodically through 2017 but are renewable through 2037. Aggregate annual rentals escalate to $501,000 in 2007. The Company leases land to a limited partnership partially comprised of the directors of Commerce PA and Commerce NJ. The initial lease term is 25 years, with two successive 10-year options. As of December 31, 1997, the future minimum lease payments to be received by the Company amount to approximately $55,000 for each of the next two years and $432,000 thereafter for the remainder of the initial lease term. In accordance with the provision of the land lease, the limited partnership constructed and owns the office building located on the land. Commerce PA leases the building as a branch facility through 2010. Commerce North leases one of its branches from a director and its headquarters facility from a partnership in which a director has a substantial interest. The aggregate annual rental under these related party leases for 1997, 1996, and 1995 was approximately $432,000, $503,000, and $554,000, respectively. The leases expire in 2007 and 2017.

Total rent expense charged to operations under operating leases was approximately $4,334,000 in 1997, $3,706,000 in 1996 and $3,834,000 in 1995.

The future minimum rental commitments, by year, under the non-cancelable leases are as follows (in thousands) at December 31, 1997:

                                          Capital     Operating
        1998                                $12        $4,489
        1999                                 12         4,050
        2000                                 12         3,757
        2001                                 12         3,470
        2002                                 12         2,663
        Later years                         144        23,937
        -----------------------------------------------------
        Net minimum lease payment          $204       $42,366
        -----------------------------------------------------
        Less amount representing interest   102
        -----------------------------------------------------
        Present value of net minimum
        lease payments                     $102
        -----------------------------------------------------

The Company obtained interior design and general contractor services for $916,000, $642,000, and $596,000 in 1997, 1996, and 1995, respectively, from a business owned by the spouse of the Chairman of the Board of the Company. Additionally, the business received commissions of approximately $1,464,000, $990,0000, and $931,000 in 1997, 1996 and 1995, respectively, on furniture and facility purchases made directly by the Company.

8. Deposits
The aggregate amount of time certificates of deposits in denominations of $100,000 or more was $317,184,000 and $280,323,000 at December 31, 1997 and
1996, respectively.

9. Other Borrowed Money
Other borrowed money consisted primarily of securities sold under agreements to repurchase, which ranged up to three months in maturity. The following table represents information for other borrowed money.

                                                        December 31,
                                                  1997              1996
                                                     Average            Average
                                            Amount     Rate     Amount    Rate
        Securities sold under
           agreements to repurchase        $178,300    6.22%   $70,000    6.33%
        Federal funds purchased              45,000    6.00
        -----------------------------------------------------------------------
                                           $223,300            $70,000
        -----------------------------------------------------------------------
        Average amount outstanding          $91,308    5.61%   $24,782    5.39%
        Maximum month-end balance           223,300             70,000

As of December 31, 1997, the Company had a line of credit of $360,749,000 available from the Federal Home Loan Bank of New York.

10. Long-Term Debt
On July 15, 1993, the Company issued $23,000,000 of 8 3/8% subordinated notes due 2003. Interest on the debt is payable semi-annually on January 15 and July 15 of each year. The notes may be redeemed in whole or in part at the option of the Company after July 15, 2000 at a price from 102% to 100% of the principal plus accrued interest, if any, to the date fixed for redemption, subject to certain conditions. A portion of the notes qualify for total risk-based capital for regulatory purposes, subject to certain limitations.

On June 9, 1997, the Company issued $57,500,000 of 8 3/4% Trust Capital Securities through Commerce Capital Trust I, a newly formed Delaware business trust subsidiary. The Trust Capital Securities evidence a preferred ownership interest in the Trust of which 100% of the common equity is owned by the Company. The proceeds from the issuance of the Trust Capital Securities were invested in substantially similar Junior Subordinated Debt of the Company. The Trust Capital Securities are unconditionally guaranteed by the Company. Interest on the debt is payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year. The Trust Capital Securities are scheduled to mature on June 30, 2027. The Trust Capital Securities may be redeemed in whole or in part at the option of the Company on or after June 30, 2002 at 100% of the principal plus accrued interest, if any, to the date fixed for redemption, subject to certain conditions. All $57,500,000 of the Trust Capital Securities qualify as Tier I capital for regulatory capital purposes.

11. Income Taxes
The provision for income taxes consists of the following (in thousands):


                                 1997          1996          1995
          Current:
                  Federal      $21,980       $15,026      $14,618
                  State          1,653           864          985
          Deferred:
                  Federal       (1,733)          106         (707)
                  State           (308)           55         (116)
                               -------       -------      -------
                               $21,592       $16,051      $14,780
                               -------       -------      -------

The above provision includes income taxes related to securities gains of $800,000, $586,000 and $37,000 for 1997, 1996 and 1995, respectively.

The provision for income taxes differs from the expected statutory provision as follows:

                                                     1997       1996       1995
     Expected provision at statutory rate:           35.0%      35.0%      35.0%
     Difference resulting from:
             Tax-exempt interest on loans            (0.3)      (0.3)      (0.4)
             Tax-exempt interest on securities       (0.8)      (1.0)      (0.3)
             Purchase accounting adjustments          0.2        0.3        0.2
             Other                                    0.8        2.2        1.2
                                                     ----       ----       ----
                                                     34.9%      36.2%      35.7%
                                                     ----       ----       ----

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Companys deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows (in thousands):

                                                        1997        1996
          Deferred tax assets:
                  Loan loss reserves                   $7,525     $5,221
                  Other reserves                          651        436
                  Fair value adjustment, available
                   for sale securities                             2,333
                  Other                                 1,775        913
                                                       ------     ------
          Total deferred tax assets                     9,951      8,903
                                                       ------     ------
          Deferred tax liabilities:
                  Depreciation                          1,252      1,564
                  Intangibles                             167        227
                  Fair value adjustment, available
                   for sale securities                  2,075
                  Other                                 1,924      1,101
                                                       ------     ------
          Total deferred tax liabilities                5,418      2,892
                                                       ------     ------
          Net deferred assets                          $4,533     $6,011
                                                       ------     ------


12. Commitments and Letters of Credit
In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit, which are not reflected in the accompanying financial statements. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Companys normal credit policies. Collateral is obtained based on managements credit assessment of the borrower. At December 31, 1997, the Banks had outstanding standby letters of credit in the amount of $18,619,000.

In addition, the Banks are committed as of December 31, 1997 to advance $81,204,000 on construction loans, $126,828,000 on home equity lines of credit and $86,043,000 on lines of credit. All other commitments total approximately $121,705,000. The Company anticipates no material losses as a result of these transactions.

13. Common Stock and Preferred Stock
At December 31, 1997, the Companys common stock had a par value of $1.5625. The Company had 50,000,000 shares authorized as of this date.

At December 31, 1997 the Company had 417,000 shares of Series C ESOP Cumulative Convertible Preferred Stock authorized and issued without par value (stated value of $1.00 per share), which were converted to the Companys common stock effective March 1, 1998 (see Note 14). These shares have been issued to the Companys Employee Stock Ownership Plan (see Note 15).

On October 16, 1992, the Company issued 776,875 shares of non-voting Series A 9% cumulative convertible preferred stock. Each share of the Series A preferred stock gave the holder thereof the option to purchase one share of common stock for $9.60 per share, subject to adjustment in certain events. During 1996, the Company exercised its option to redeem all outstanding shares of the Series A preferred stock. 30,000 of the redeemed shares were converted into 30,000 shares of non-convertible non-voting preferred stock, which were held in treasury by the Company at December 31, 1996, and then retired in 1997.

In conjunction with the redemption, approximately 727,000 shares of common stock were issued upon the exercise of the attached purchase options. Net proceeds to the Company were approximately $6.6 million.

On December 16, 1997, the Board of Directors declared a cash dividend of $0.18 for each share of common stock outstanding and a 5% stock dividend payable January 21, 1998 to stockholders of record on January 7, 1998. Payment of the stock dividend resulted in the issuance of 801,672 additional common shares and cash of $38,539 in lieu of fractional shares.

14. Earnings Per Share

In February, 1997, the FASB issued statement No. 128 Earnings Per Share (FAS
128) which became effective for the Company as of December 31, 1997. FAS 128 changes the method used to compute earnings per share, and replaces the former primary and fully-diluted earnings per share with basic and diluted earnings per share, respectively. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. For purposes of comparability, all prior period earnings per share data has been restated.

The calculation of earnings per share follows (in thousands, except for per share amounts):

                                                  Year Ended December 31,
(dollars in thousands)                        1997        1996        1995
Basic:
Net income                                  $40,325     $28,250     $26,652
Preferred stock dividends                       563         842       1,122
                                            -------     -------     -------
Net income applicable to common stock       $39,762     $27,408     $25,530
                                            -------     -------     -------

Average common shares outstanding            21,055      18,875      18,511
                                            -------     -------     -------

Net income per common share  basic            $1.89       $1.45       $1.38
                                            -------     -------     -------

Diluted:
Net income                                  $40,325     $28,250     $26,652
Additional ESOP contribution
  under the if-converted method                  50         102         133
                                            -------     -------     -------
Net income applicable to common stock
  on a diluted basis                        $40,275     $28,148     $26,519
                                            -------     -------     -------

Average common shares outstanding            21,055      18,875      18,511
Additional shares considered in diluted
  computation assuming:
Exercise of stock options/rights                897       1,675       1,209
Conversion of preferred stock                   647         647         647
                                            -------     -------     -------
Average common shares outstanding
  on a diluted basis                         22,599      21,197      20,367
                                            -------     -------     -------

Net income per common share - diluted         $1.78       $1.33       $1.30
                                            -------     -------     -------

Effective March 1, 1998 the Trustees of the Company's Employee Stock Ownership Plan exercised their right to convert all 417,000 shares of Series C ESOP Cumulative Convertible Preferred Stock held by the ESOPinto 808,630 shares of the Company's common stock.


15. Benefit Plans

Employee Stock Option Plan

The Company has the 1997 Employee Stock Option Plan (the Plan) for the officers and employees of the Company and the Banks as well as a plan for its non-employee directors. The Plan authorizes the issuance of up to 3,281,250 shares of common stock (as adjusted for stock dividends) upon the exercise of options. 740,353 options have been issued under the Plan as of December 31, 1997. The option price for options issued under the Plan must be at least equal to 100% of the fair market value of the Companys common stock as of the date the option is granted. These options generally become exercisable to the extent of 25% annually beginning one year from the date of grant, although the amount exercisable beginning one year from the date of grant may be greater depending on the employees length of service. The options expire not later than 10 years from the date of grant.

Information  concerning option activity for the periods indicated is as follows:

                                      Shares Under  Weighted Average
                                          Option     Exercise Price
        Balance at January 1, 1996      1,541,910      $ 9.33
        Options granted                   932,745       18.54
        Options exercised                 112,790        8.79
        Options canceled                   34,047       12.66
        Balance at December 31, 1996    2,327,818       13.06
        -----------------------------------------------------
        Options granted                   760,697       35.33
        Options exercised                 444,090        9.10
        Options canceled                   31,462       13.29
        Balance at December 31, 1997    2,612,963       20.38
        -----------------------------------------------------

Information concerning options outstanding as of December 31, 1997 is as follows:

                                                       Options Outstanding                            Options Exercisable
                                              Weighted-Average       Weighted-                             Weighted-
Range of                       Number             Remaining           Average           Number               Average
exercise prices             Outstanding       Contractural Life    Exercise Price    Exercisable        Exercise Price
$4.44 to $19.99               1,339,022               7.58            $11.49         1,053,567               $11.07
$20.00 and greater            1,273,941              10.00             29.61           337,559                21.14


The Company has elected not to adopt the recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), which requires a fair value based method of accounting for all employee stock compensation plans. The Company will continue to follow APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations to account for its stock-based compensation plans. If the Company had accounted for stock options granted in 1997, 1996, and 1995 under the fair value provisions of FAS 123, net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                       1997           1996           1995
Pro forma net income                 $38,558        $27,257        $26,014

Pro forma earnings per share:
Basic                                  $1.80          $1.40          $1.34
Diluted                                 1.71           1.28           1.27

Due to the inclusion of only options granted in 1997, 1996, and 1995, the pro forma effects of applying FAS 123 in 1997 and 1996 may not be representative of the pro forma impact in future years.

The fair value of options granted in 1997, 1996, and 1995 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 5.57% to 6.70%, dividend yields of 3% to 4%, volatility factors of the expected market price of the Companys common stock of .215 to .332, and a weighted average expected life of the options of four years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Companys stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in managements opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Employee Stock Ownership Plan
As of December 31, 1997 the Company maintains an Employee Stock Ownership Plan
(ESOP) for the benefit of its officers and employees who meet age and service requirements. The ESOP held 417,000 shares of Series C ESOP Cumulative Convertible Preferred Stock, purchased at a price of $18.00 per share. The Company guarantees a loan outstanding held by the ESOP. The loan is payable in quarterly installments with the final payment due January 28, 2000. The loan currently bears interest at a variable rate, although the rate can be fixed at future repricing dates in accordance with the loan agreement. The preferred stock was pledged as security to the loan and paid an annual dividend of $1.35 per share, which the ESOP applied to its obligations under the loan. Effective March 1, 1998, the Trustees of the ESOP exercised their right to convert all 417,000 shares of the preferred stock into 808,630 shares of the Companys common stock, a portion of which is pledged as security for the loan.

Employer contributions are determined at the discretion of the Board of Directors but will be sufficient to enable the ESOP to discharge current obligations, including interest, under the loan. The total contribution expense associated with the Plan for 1997, 1996 and 1995 was $1,177,000, $885,000 and $934,000, respectively.

In addition, Commerce NJ had a loan outstanding to the Employee Stock Ownership Plan of Independence totaling $1,070,000 at December 31, 1996. This amount was recorded as a deduction from stockholders equity. The loan was paid off in May, 1997. After receiving a positive ruling from the Internal Revenue Service, the Independence ESOP was terminated during 1997. No contribution expense was recorded related to the Independence ESOP in 1997.

Post-employment or Post-retirement Benefits
The Company offers no post-employment or post-retirement benefits.


16. Fair Value of Financial Instruments

FASB Statement No. 107, Disclosures about Fair Value
of Financial Instruments (FAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. FAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following table represents the carrying amounts and fair values of the Companys financial instruments at December 31, 1997 and 1996:

                                                                    December 31,
                                                      1997                             1996
                                            Carrying          Fair           Carrying           Fair
                                             Amount           Value            Amount           Value
Financial assets:
        Cash and cash equivalents           $167,900         $167,900         $208,833        $208,833
        Mortgages held for sale                7,260            7,260            1,314           1,314
        Trading securities                     7,911            7,911           15,327          15,327
        Investment securities              2,189,152        2,184,935        1,604,999       1,583,375
        Loans (net)                        1,390,028        1,416,151        1,248,880       1,270,178

Financial liabilities:
        Deposits                           3,369,404        3,375,949        2,919,670       2,931,212
        Other borrowed money                 223,300          223,300           70,000          70,000
        Obligation to ESOP                     2,308            2,308            3,333           3,333
        Long-term debt                        80,500           85,266           23,000          24,610
                                           ---------        ---------        ---------       ---------

Off-balance sheet instruments:
        Standby letters of credit                               $(186)                           $(153)
        Commitments to extend credit                             (520)                            (550)

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents, mortgages held for sale and trading securities: The carrying amounts reported approximate those assets fair value.

Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans receivable were estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loans with significant collectibility concerns were fair valued on a loan-by-loan basis utilizing a discounted cash flow method. The carrying amount of accrued interest approximates its fair value.

Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest-bearing and noninterest-bearing checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated expected monthly maturities on time deposits.

Other borrowed money: The carrying amounts reported approximate fair value.

Obligation to ESOP: The fair value of the guarantee of the ESOP obligation is estimated using a discounted cash flow calculation that applies interest rates currently being offered to obligations of a similar maturity.

Long-term debt: Current quoted market prices were used to estimate fair value. Off-balance sheet instruments:

Off-balance sheet instruments of the Company consist of letters of credit, loan commitments and unfunded lines of credit. Fair values for the Companys off-balance sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standing.

17. Quarterly Financial Data (Unaudited)
The following represents summarized unaudited quarterly financial data of the Company which, in the opinion of management, reflects adjustments (comprising only normal recurring accruals) necessary for fair presentation (in thousands, except per share amounts):

                                                                Three Months Ended
                                                 December 31  September 30  June 30     March 31
1997
Interest income                                     $65,375     $64,315     $59,148     $55,339
Interest expense                                     26,735      26,735      22,694      20,873
Net interest income                                  38,640      37,580      36,454      34,466
Provision for loan losses                               574       1,142       1,326       1,626
Net investment securities gains                         568       1,717
Provision for federal and state
        income taxes                                  5,166       5,719       5,558       5,149
Net income                                           10,480      10,377      10,034       9,434
Net income applicable to
        common stock                                 10,339      10,236       9,894       9,293
Net income per common share:
        Basic                                         $0.49       $0.48       $0.47       $0.45
        Diluted                                        0.46        0.46        0.44        0.42

1996
Interest income                                     $54,479     $51,874     $49,093     $47,289
Interest expense                                     20,785      19,695      18,526      18,316
Net interest income                                  33,694      32,179      30,567      28,973
Provision for loan losses                             2,309         980         774         794
Net investment securities gains                         820          36          48         771
Provision for federal and state
        income taxes                                  4,127       3,877       4,107       3,940
Net income                                            6,445       7,134       7,510       7,161
Net income applicable to
        common stock                                  6,305       6,993       7,230       6,880
Net income per common share:
        Basic                                         $0.32       $0.37       $0.39       $0.37
        Diluted                                        0.30        0.33        0.36        0.34

18. Condensed Financial Statements of the Parent Company and Other Matters

Balance Sheets
                                                    December 31,
(dollars in thousands)                          1997         1996
Assets
Cash                                          $62,457       $8,294
Securities available for sale                  11,451        8,374
Securities held to maturity                        41           77
Investment in Banks                           254,407      209,335
Other assets                                   10,042        8,713
                                             --------     --------
                                             $338,398     $234,793
                                             --------     --------
Liabilities
Other liabilities                              $4,830       $4,496
Trust Capital Securities                       57,500
Long-term debt                                 23,000       23,000
Obligation to Employee Stock
Ownership Plan (ESOP)                           2,308        3,333
                                             --------     --------
                                               87,638       30,829
                                             --------     --------
Stockholders equity
Common stock                                   25,309       23,546
Series C preferred stock                        7,506        7,506
Series A preferred stock                                        30
Capital in excess of par or stated value      167,529      144,551
Retained earnings                              54,348       36,086
                                             --------     --------
                                              254,692      211,719
Less commitment to ESOP                         2,308        4,403
Less treasury stock                             1,624        3,352
                                             --------     --------
Total stockholders equity                     250,760      203,964
                                             --------     --------
                                             $339,898     $234,793
                                             --------     --------

Statements of Income
                                                          Year Ended December 31,
(dollars in thousands)                                1997          1996           1995
Income:
Dividends from Banks                                $14,448       $11,406        $8,203
Interest income                                         248           728           207
Other                                                   491           173           325
                                                     ------       -------       -------
                                                     15,187        12,307         8,735
                                                     ------       -------       -------
Expenses:
Interest expense                                      4,961         2,025         2,025
Operating expenses                                    2,426         1,911         1,479
                                                     ------       -------       -------
                                                      7,387         3,936         3,504
Income before income taxes and equity
in undistributed income of Banks                      7,800         8,371         5,231
Income tax benefit                                   (2,141)         (975)         (956)
                                                     ------       -------       -------
                                                      9,941         9,346         6,187
Equity in undistributed income of Banks              30,384        18,904        20,465
                                                     ------       -------       -------
Net income                                           40,325        28,250        26,652
Dividends on preferred stock                            563           842         1,122
                                                     ------       -------       -------
Net income applicable to common stock               $39,762       $27,408       $25,530
                                                     ------       -------       -------

Statements of Cash Flows
                                                                  Year Ended December 31,
(dollars in thousands)                                       1997          1996          1995
Operating activities:
Net income                                                 $40,325       $28,250       $26,652
Adjustments to reconcile net income to net
 cash provided by operating activities:
     Undistributed income of Banks                         (30,384)      (18,904)      (20,465)
     Gains on sales of securities available for sale          (301)                       (106)
     (Increase) decrease in other assets                    (1,329)          137           429
     Increase in other liabilities                             359         1,428           706
                                                           -------       -------       -------
          Net cash provided by operating activities          8,670        10,911         7,216
Investing activities:
  Investment in Banks                                       (2,000)       (3,000)      (25,925)
  Proceeds from sale of securities available for sale        1,090                         189
  Purchase of equity securities                             (5,636)       (1,572)         (918)
  Other                                                        (50)           69            18
                                                           -------       -------       -------
          Net cash used by investing activities             (6,596        (4,503)      (26,636)
Financing activities:
  Net proceeds from common stock offering                                               25,774
  Tax benefit from ESOP dividends                              197           197           197
  Proceeds from issuance of common stock
    under dividend reinvestment plan                         4,259         3,397         1,612
  Cash dividends                                           (12,484)       (8,430)       (7,116)
  Proceeds from exercise of stock options                    2,617           743         1,068
  Purchase of treasury stock                                                              (352)
  Proceeds from issuance of long-term debt                  57,500
                                                           -------       -------       -------
          Net cash (used) provided by financing
            activities                                      52,089        (4,093)       21,183
Increase in cash and cash equivalents                       54,163         2,315         1,763
Cash and cash equivalents at beginning of year               8,294         5,979         4,216
                                                           -------       -------       -------
Cash and cash equivalents at end of year                   $62,457        $8,294        $5,979
                                                           -------       -------       -------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                               $4,809        $1,926        $1,926
     Income taxes                                           21,377        11,905        12,245
                                                           -------       -------       -------

Holders of common stock of the Company are entitled to receive dividends when declared by the Board of Directors out of funds legally available. Under the New Jersey Business Corporation Act, the Company may pay dividends only if it is solvent and would not be rendered insolvent by the dividend payment and only to the extent of surplus (the excess of the net assets of the Company over its stated capital).

The approval of the Comptroller of the Currency is required for a national bank to pay dividends if the total of all dividends declared in any calendar year exceeds net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, Commerce NJ, Commerce PA, Commerce Shore, and Commerce North can declare dividends in 1998 without approval of the Comptroller of the Currency of approximately $26,229,000, $5,885,000, $8,106,000, and $8,017,000, respectively, plus an additional amount equal to each banks net profit for 1998 up to the date of any such dividend declaration.

The Federal Reserve Act requires the extension of credit by Commerce NJ, Commerce PA, Commerce Shore, and Commerce North to certain affiliates, including Commerce Bancorp, Inc. (parent), be secured by readily marketable securities, that extension of credit to any one affiliate be limited to 10% of the capital and capital in excess of par or stated value, as defined, and that extensions of credit to all such affiliates be limited to 20% of capital and capital in excess of par or stated value. At December 31, 1997 and 1996, the Company complies with these guidelines.

The Company and its subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Companys financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific guidelines that involve quantitative measures of the Companys assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Companys capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-based assets (as defined) and of Tier I capital to average assets (as defined), or leverage. Management believes, as of December 31, 1997, that the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

The following table presents the Companys and Commerce NJs risk-based and leverage capital ratios at December 31, 1997 and 1996:

                                                                              Per Regulatory Guidelines
                                                    Actual                Minimum             Well Capitalized
                                            Amount         Ratio   Amount          Ratio   Amount          Ratio
December 31, 1997
Company
Risk based capital ratios:
Tier 1                                     $299,191        15.66%   $76,439        4.00%  $114,658         6.00%
Total capital                               338,852        17.73    152,878        8.00    191,097        10.00
Leverage ratio                              299,191         7.81    114,971        3.00    191,619         5.00

Commerce NJ Risk based capital ratios:
Tier 1                                     $161,621        12.55%   $51,494        4.00%   $77,241         6.00%
Total capital                               175,617        13.64    102,988        8.00    128,735        10.00
Leverage ratio                              161,621         6.27     77,270        3.00    128,784         5.00

December 31, 1996
Company
Risk based capital ratios:
Tier 1                                     $203,898        12.57%   $64,908        4.00%   $97,362         6.00%
Total capital                               244,873        15.09    129,816        8.00    162,269        10.00
Leverage ratio                              203,898         6.46     94,684        3.00    157,807         5.00

Commerce NJ Risk based capital ratios:
Tier 1                                     $146,226        13.61%   $42,984        4.00%   $64,475         6.00%
Total capital                               157,735        14.68     85,967        8.00    107,459        10.00
Leverage ratio                              146,226         7.06     62,165        3.00    103,609         5.00

The Board of Directors and Stockholders
Commerce Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Commerce Bancorp, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Independence Bancorp, Inc., a wholly-owned subsidiary, which statements reflect total assets constituting 11.6% in 1996, and net interest income constituting 13.6% in 1996 and 13.4% in 1995, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Independence Bancorp, Inc., is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Bancorp, Inc. and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
January 26, 1998 (except for
Note 1, as to which the
date is June 29, 1998)

                                    SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this Amendment No. 3 to its Annual Report of Form 10-K for the year ended December 31, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.


                                             COMMERCE BANCORP, INC.




Date:  October 27, 1998                      By: /s/ Douglas J. Pauls
                                                 -----------------------------
                                                 Douglas J. Pauls
                                                 Vice President and Controller