Form 10-Q
period 1998-09-30
COMMERCE BANCORP INC /NJ/
filed 1998-11-13
CIK 715096

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998

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

                    Yes           X                No  _________________

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.




         Common Stock                                  22,894,982
         (Title of Class)                     (No. of Shares Outstanding
                                                   as of  11/05/98)

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES


                                      INDEX

                                                                            Page


PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets (unaudited)
                           September 30, 1998 and December 31, 1997

                  Consolidated  Statements  of Income  (unaudited)  Three months ended September 30, 1998 and September 30, 1997, and nine months ended September 30, 1998 and September 30, 1997

                  Consolidated Statements of Cash Flows  (unaudited) Nine months ended September 30, 1998 and September 30, 1997

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                     Commerce Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)

--------------------------------------------------------------------------------------------------------
                                                                             September 30,  December 31,
                                                                             ---------------------------
                (dollars in thousands)                                          1998           1997
--------------------------------------------------------------------------------------------------------
Assets          Cash and due from banks                                         $206,903       $167,900
                Federal funds sold                                                     0              0
                                                                             ---------------------------
                              Cash and cash equivalents                          206,903        167,900
                Mortgages held for sale                                              206          7,260
                Trading securities                                                53,792          7,911
                Securities available for sale                                  1,216,686      1,315,120
                Securities held to maturity                                    1,138,265        874,032
                  (market value 1998-$1,147,150; 1997-$869,815)
                Loans                                                          1,760,722      1,411,289
                            Less allowance for loan losses                        24,725         21,261
                                                                             ---------------------------
                                                                               1,735,997      1,390,028
                Bank premises and equipment, net                                 130,507        111,759
                Other assets                                                      97,538         64,957
                                                                             ---------------------------
                                                                              $4,579,894     $3,938,967
                                                                             ===========================

Liabilities     Deposits:
                            Demand:
                              Interest-bearing                                $1,373,414     $1,111,302
                              Noninterest-bearing                                878,355        762,843
                            Savings                                              834,180        705,906
                            Time                                               1,047,546        789,353
                                                                             ---------------------------
                              Total deposits                                   4,133,495      3,369,404

                Other borrowed money                                              31,750        223,300
                Other liabilities                                                 38,024         12,695
                Obligation to Employee Stock Ownership Plan (ESOP)                 1,538          2,308
                Trust Capital Securities - Commerce Capital Trust I               57,500         57,500
                Long-term debt                                                    23,000         23,000
                                                                             ---------------------------
                                                                               4,285,307      3,688,207

Stockholders'   Common stock, 22,906,654 shares issued
Equity               (21,500,804 shares in 1997)                                  35,791         25,309
                Series C preferred stock, 417,000 shares in 1997                                  7,506
                Capital in excess of par or stated value                         209,511        167,529
                Retained earnings                                                 40,208         50,592
                Accumulated other comprehensive income                            12,239          3,756
                                                                             ---------------------------
                                                                                 297,749        254,692
                Less commitment to ESOP                                            1,538          2,308
                Less treasury stock, at cost, 100,159 shares in
                1998 and 1997                                                      1,624          1,624
                                                                             ---------------------------
                              Total stockholders' equity                         294,587        250,760
                                                                             ---------------------------

                                                                              $4,579,894     $3,938,967
                                                                             ===========================

See accompanying notes

                     Commerce Bancorp, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended                Nine Months Ended
                                                                 September 30,                    September 30,
                                                            ------------------------         ------------------------
             (dollars in thousands, except per share amounts)  1998         1997                1998         1997
---------------------------------------------------------------------------------------------------------------------
Interest     Interest and fees on loans                        $36,989      $30,798            $102,191      $88,730
income       Interest on investments                            36,080       33,086             109,825       88,910
             Other interest                                        764          431               1,262        1,162
                                                            ------------------------         ------------------------
                  Total interest income                         73,833       64,315             213,278      178,802
                                                            ------------------------         ------------------------

Interest     Interest on deposits:
expense         Demand                                           8,256        6,337              23,792       17,646
                Savings                                          4,680        4,247              13,525       12,125
                Time                                            13,997       12,636              39,892       34,228
                                                            ------------------------         ------------------------
                  Total interest on deposits                    26,933       23,220              77,209       63,999
             Interest on other borrowed money                      602        1,735               3,545        3,199
             Interest on long-term debt                          1,782        1,780               5,346        3,104
                                                            ------------------------         ------------------------
                  Total interest expense                        29,317       26,735              86,100       70,302
                                                            ------------------------         ------------------------

             Net interest income                                44,516       37,580             127,178      108,500
             Provision for loan losses                           1,669        1,142               4,448        4,094
                                                            ------------------------         ------------------------
             Net interest income after provision for
             loan losses                                        42,847       36,438             122,730      104,406

Noninterest  Deposit charges and service fees                    8,472        6,977              24,970       19,638
income       Other operating income                             13,950        6,685              37,132       20,544
             Net investment securities gains                       991        1,717               1,911        1,717
                                                            ------------------------         ------------------------
                  Total noninterest income                      23,413       15,379              64,013       41,899
                                                            ------------------------         ------------------------

Noninterest  Salaries                                           18,908       13,673              51,904       38,244
expense      Benefits                                            4,146        3,205              11,124        8,900
             Occupancy                                           4,264        3,767              11,912       10,361
             Furniture and equipment                             5,754        4,714              16,740       13,195
             Office                                              4,534        3,732              12,850       10,126
             Audit and regulatory fees and assessments             570          428               1,566        1,182
             Marketing                                           1,933        1,315               5,498        3,975
             Other real estate (net)                               320          407               1,145        1,368
             Other                                               6,961        4,480              18,660       12,683
                                                            ------------------------         ------------------------
                  Total noninterest expenses                    47,390       35,721             131,399      100,034
                                                            ------------------------         ------------------------

             Income before income taxes                         18,870       16,096              55,344       46,271
             Provision for federal and state income taxes        6,311        5,719              19,191       16,426
                                                            ------------------------         ------------------------
             Net income                                         12,559       10,377              36,153       29,845

             Dividends on preferred stocks                                      141                              422
                                                            ========================         ========================
             Net income applicable to common stock             $12,559      $10,236             $36,153      $29,423
                                                            ========================         ========================

             Net income per common and common equivalent share:
                Basic                                            $0.55        $0.48               $1.61        $1.40
                                                            ------------------------         ------------------------
                Diluted                                          $0.53        $0.46               $1.53        $1.32
                                                            ------------------------         ------------------------
             Average common and common equivalent shares
             outstanding:
                Basic                                           22,689       21,105              22,405       20,988
                                                            ------------------------         ------------------------
                Diluted                                         23,737       22,643              23,644       22,507
                                                            ------------------------         ------------------------
             Cash dividends declared, common stock               $0.19        $0.15               $0.56        $0.46
                                                            ========================         ========================
See accompanying notes

                     Commerce Bancorp, Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                                                                    Nine Months Ended
                                                                                                       September 30,
                                                                                              --------------------------
                        (dollars in thousands)                                                      1998          1997
------------------------------------------------------------------------------------------------------------------------
Operating activities    Net income                                                                $36,153        29,845
                        Adjustments to reconcile net income to net cash
                           provided by operating activities:
                              Provision for loan losses                                             4,448         4,094
                              Provision for depreciation, amortization and accretion               17,357        12,719
                              Gains on securities available for sale                               (1,911)       (1,717)
                              Proceeds from sales of mortgages held for sale                       24,803        16,539
                              Originations of mortgages held for sale                             (17,749)      (19,150)
                              Net loan (chargeoffs)                                                  (984)       (1,135)
                              Net (increase) decrease in trading securities                       (45,881)        6,562
                              Increase in other assets                                            (37,882)       (8,958)
                              Increase in other liabilities                                        25,329         1,175
                        ------------------------------------------------------------------------------------------------
                                            Net cash provided by operating activities               3,683        39,974

Investing activities    Proceeds from the sales of securities available for sale                  319,936       134,141
                        Proceeds from the maturity of securities available for sale               313,587        92,816
                        Proceeds from the maturity of securities held to maturity                 162,477        91,055
                        Purchase of securities available for sale                                (521,574)     (589,643)
                        Purchase of securities held to maturity                                  (429,551)     (238,424)
                        Net increase in loans                                                    (356,956)     (132,974)
                        Proceeds from sales of loans                                                7,523         8,441
                        Purchases of premises and equipment                                       (31,085)      (20,161)
                        ------------------------------------------------------------------------------------------------
                                            Net cash used by investing activities                (535,643)     (654,749)

Financing activities    Net increase in demand and savings deposits                               505,898       282,660
                        Net increase in time deposits                                             258,193       122,884
                        Net (decrease) increase in other borrowed money                          (191,550)      116,711
                        Dividends paid                                                            (17,107)       (9,152)
                        Proceeds from issuance of Trust Capital Securities                                       57,500
                        Issuance of common stock                                                    8,492
                        Proceeds from issuance of common stock under
                             dividend reinvestment and other stock plans                            7,037         5,119
                        Other                                                                                     1,179
                        ------------------------------------------------------------------------------------------------
                                            Net cash provided by financing activities               570,963       576,901

                        Increase (decrease) in cash and cash equivalents                           39,003       (37,874)
                        Cash and cash equivalents at beginning of year                            167,900       208,833
                        ------------------------------------------------------------------------------------------------
                        Cash and cash equivalents at end of period                               $206,903      $170,959
                        ------------------------------------------------------------------------------------------------

                        Supplemental disclosures of cash flow information:
                        Cash paid during the period for:
                            Interest                                                              $83,234       $70,336
                            Income taxes                                                           22,129        18,112

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

                  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K, as amended, for the period ended December 31, 1997. The results for the three months ended September 30, 1998 and the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

C.       Employee Stock Ownership Plan (ESOP) Debt Guarantee

                  The Company has guaranteed a debt obligation of its Employee Stock Ownership Plan (ESOP) which originated at $7,500,000 and has been reduced to $1,538,000 through principal reductions. Accordingly, the loan amount is reflected in the Company's consolidated balance sheet as a liability and an equal amount, representing deferred employee benefits, has been recorded as a deduction from stockholders' equity. The ESOP obtained the loan in 1990 to acquire a new class of Company Cumulative Convertible Preferred Stock (Series C) at a price of $18.00 per share. The loan was refinanced in 1994, and is payable in quarterly installments with the final payment due January 28, 2000. The loan bears interest at a variable rate, although the rate can be fixed at future repricing dates in accordance with the loan agreement. Effective March 1, 1998, the Trustees of the ESOP exercised their right to convert all 417,000 shares of the Series C stock into 808,630 shares of the Company's common stock, a portion of which is pledged as security for the loan. As the Company makes annual contributions to the ESOP, these contributions, plus dividends from the Company's common stock held by the ESOP, will be used to repay the loan.

D.       Recent Accounting Statements

                  As of January 1, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 130 "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes new standards for reporting comprehensive income, which includes net income as well as certain other items which result in a change to equity during the period. Prior period financial statements have been reclassified to conform to the requirements of FAS 130. The adoption of FAS 130 had no impact on the Company's financial position or results of operations. During the third quarter of 1998 and 1997, total comprehensive income, which for the Company included net income and unrealized gains and losses on the Company's available for sale securities, amounted to $18.1 million and $16.3 million, respectively. For the nine months ended September 30, 1998 and 1997, total comprehensive income was $44.6 million and $34.9 million, respectively.

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

G.       Earnings Per Share

         The calculation of earnings per share follows (in thousands, except for per share amounts):

                                          Three Months Ended       Nine months Ended
                                              September 30           September 30
                                            1998        1997        1998        1997
                                          -------     -------     -------     -------
Basic:
Net income                                $12,559     $10,377     $36,153     $29,845
Preferred stock dividends                                 141                     422
                                          -------     -------     -------     -------
Net income applicable to common stock     $12,559     $10,236     $36,153     $29,423
                                          =======     =======     =======     =======

Average common shares outstanding          22,689      21,105      22,405      20,988
                                          =======     =======     =======     =======

Net income per common share - basic       $  0.55     $  0.48     $  1.61     $  1.40
                                          =======     =======     =======     =======




Diluted:
Net income                                   $12,559     $10,377     $36,153     $29,845
Additional ESOP contribution under the
         if-converted method                                  11                      34
                                             -------     -------     -------     -------
Net income applicable to common stock
         on a diluted basis                  $12,559     $10,366     $36,153     $29,811
                                             =======     =======     =======     =======

Average common shares outstanding             22,689      21,105      22,405      20,988
Additional shares considered in diluted
         computation assuming:
           Exercise of stock options           1,048         891       1,099         872
           Conversion of preferred stock                     647         140         647
                                             -------     -------     -------     -------
Average common shares outstanding
         on a diluted basis                   23,737      22,643      23,644      22,507
                                             =======     =======     =======     =======

Net income per common share - diluted        $  0.53     $  0.46     $  1.53     $  1.32
                                             =======     =======     =======     =======

H.       Bank Acquisitions

         On August 12, 1998, the Company reached an agreement to acquire Tinton Falls State Bank through the acquisition of its parent company, Community First Banking Company (OTCBB Symbol: CFST). Tinton Falls State Bank, headquartered in Tinton Falls, New Jersey, with $189 million in assets and $174 million in deposits at September 30, 1998, serves Monmouth County, New Jersey through the operation of seven branch offices. The Company will issue approximately 1.5 million shares to complete the acquisition, which is expected to close in the first quarter of 1999. The transaction will be accounted for as a pooling of interests.

         On September 17, 1998, the Company reached an agreement to acquire Prestige State Bank through the acquisition of its parent company, Prestige Financial Corp. (NASDAQ Symbol: PRFN). Prestige State Bank, headquartered in Raritan Township, New Jersey, with $322 million in assets and $298 million in deposits at September 30, 1998, serves Hunterdon County and portions of Warren County and Somerset County, New Jersey, through the operation of eight branch offices. The Company will issue approximately 1.9 million shares to complete the acquisition, which is expected to close in the first quarter of 1999. The transaction will be accounted for as a pooling of interests.

         Unaudited pro forma combined financial information for the Company, Tinton Falls State Bank, and Prestige State Bank at or for the year ended December 31, 1997 includes the following (dollars in thousands):

                  Assets                             $4,388,000
                  Deposits                            3,784,000
                  Stockholders' equity                  282,000
                  Net interest income                   167,000
                  Net income                             45,000

         Diluted net income per common share will not differ materially from the $1.78 reported by the Company for 1997 after adjusting for the 5-for-4 stock split in the form of a 25% stock dividend declared on June 29, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         Capital Resources

                  At September 30, 1998, stockholders' equity totaled $294.6 million or 6.43% of total assets, compared to $250.8 million or 6.37% of total assets at December 31, 1997.

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

                  The table below presents the Company's and Commerce NJ's risk-based and leverage ratios at September 30, 1998 and 1997:

                                                                                      Per Regulatory Guidelines
                                                      Actual                       Minimum                "Well Capitalized"
                                               Amount           Ratio       Amount          Ratio       Amount           Ratio
September 30, 1998
Company
   Risk based capital ratios:
     Tier 1                                   $334,914           14.15%    $ 94,706           4.00%    $142,058            6.00%
     Total capital                             378,038           15.97      189,411           8.00      236,764           10.00
   Leverage ratio                              334,914            7.56      132,907           3.00      221,511            5.00

Commerce NJ Risk based capital ratios:
     Tier 1                                   $190,741           12.74%    $ 59,903           4.00%    $ 89,854            6.00%
     Total capital                             206,842           13.81      119,805           8.00      149,756           10.00
   Leverage ratio                              190,741            6.68       85,702           3.00      142,836            5.00

September 30, 1997
Company
   Risk based capital ratios:
     Tier 1                                   $289,539           15.47%    $ 74,860           4.00%    $112,290            6.00%
     Total capital                             333,473           17.82      149,720           8.00      187,150           10.00
   Leverage ratio                              289,539            7.72      112,554           3.00      187,589            5.00

Commerce NJ Risk based capital ratios:
     Tier 1                                   $156,643           12.60%    $ 49,723           4.00%    $ 74,584            6.00%
     Total capital                             170,294           13.70       99,445           8.00      124,307           10.00
   Leverage ratio                              156,643            6.29       74,742           3.00      124,570            5.00

                At September 30, 1998, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes that as of September 30, 1998, the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

         Deposits

                  Total deposits at September 30, 1998 were $4.13 billion, up $808.3 million, or 24% over total deposits of $3.33 billion at September 30, 1997, and up by $764.1 million, or 23% from year-end 1997. Deposit growth during the first nine months of 1998 included core deposit growth in all categories as well as growth from the public sector. The Company experienced "same-store core deposit growth" of 20.1% at September 30, 1998 as compared to deposits a year ago for those branches open for more than two years.

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

                  The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate 200 basis point change during the next year, with rates remaining constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 15% of net income in the flat rate scenario in the first year and within 30% over the two year time frame. At September 30, 1998, the Company's income simulation model indicates net income would decrease by 2.40% and 10.05% in the first year and over a two year time frame, respectively, if rates decreased as described above. The model projects that net income would decrease by 6.13% and 5.98% in the first year and over a two year time frame, respectively, if rates increased as described above. All of these net income projections are within an acceptable level of interest rate risk pursuant to the policy established by ALCO.

                  In the event the Company's interest rate risk models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings.

                  Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At September 30, 1998, the market value of equity model indicates an acceptable level of interest rate risk.

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

         Short-Term Borrowings

                  Short-term borrowings, or other borrowed money, consist primarily of securities sold under agreements to repurchase, and are used to meet short term funding needs. At September 30, 1998, short-term borrowings aggregated $31.8 million and had an average rate of 6.63%.

         Interest Earning Assets

                  For the nine month period ended September 30, 1998, interest earning assets increased $554.1 million from $3.62 billion to $4.17 billion. This increase was primarily in investment securities and the loan portfolio as described below.

         Loans

                  During the first nine months of 1998, loans increased $349.4 million from $1.41 billion to $1.76 billion. At September 30, 1998, loans represented 43% of total deposits and 38% of total assets. All segments of the loan portfolio experienced growth in the first nine months of 1998, including loans secured by commercial real estate properties, commercial loans, and consumer loans.

         Investments

                  In total, for the first nine months of 1998, securities increased $211.7 million from $2.20 billion to $2.41 billion. Deposit growth and other funding sources were used to increase the Company's investment portfolio. The available for sale portfolio decreased $98.4 million to $1.22 billion from $1.32 billion at December 31, 1997, and the securities held to maturity portfolio increased $264.2 million to $1.14 billion at September 30, 1998 from $874.0 million at year-end 1997. The portfolio of trading securities increased $45.9 million from year-end 1997 to $53.8 million at September 30, 1998, primarily due to the formation of CCMI. At September 30, 1998, the average life of the investment portfolio was approximately 5.1 years, and the duration was approximately 3.9 years. At September 30, 1998, total securities represented 53% of total assets.

         Net Income

                Net income for the third quarter of 1998 was $12.6 million, an increase of $2.2 million or 21% over the $10.4 million recorded for the third quarter of 1997. Net income for the first nine months of 1998 was $36.2 million, an increase of $6.3 million or 21% over the $29.8 million recorded in the first nine months of 1997. On a per share basis, diluted net income for the third quarter of 1998 and the first nine months of 1998 were $0.53 and $1.53 per common share compared to $0.46 and $1.32 per common share for the respective 1997 periods.

                Return on average  assets  (ROA) and  return on  average  equity
         (ROE) for the third quarter of 1998 were 1.13% and 17.69%, respectively, compared to 1.11% and 18.18%, respectively, for the same 1997 period. ROA and ROE for the first nine months of 1998 were 1.13% and 17.61%, respectively, compared to 1.14% and 18.51% a year ago.

          Net Interest Income

                Net interest income totaled $44.5 million for the third quarter of 1998, an increase of $6.9 million or 18% from $37.6 million in the third quarter of 1997. Net interest income for the first nine months of 1998 totaled $127.2 million, up $18.7 million or 17% from the first nine months of 1997. The improvement in net interest income for both periods was due primarily to volume increases in the loan and investment portfolios.

         Noninterest Income

                Noninterest income totaled $23.4 million for the third quarter of 1998, an increase of $8.0 million or 52% from $15.4 million in the third quarter of 1997. The increase was due primarily to increased other operating income, which rose $7.3 million over the prior year, including increased revenues of $2.5 million from Commerce National Insurance Services, Inc. (Commerce Insurance), the Company's insurance brokerage subsidiary, and $3.5 million from CCMI. In addition, deposit charges and service fees increased $1.5 million from the third quarter of 1997 primarily due to higher transaction volumes. The Company recorded $991 thousand in net investment securities gains in the third quarter of 1998, as compared to $1.7 million in the third quarter of 1997.

                For the first nine months of 1998, noninterest income totaled $64.0 million, an increase of $22.1 million or 53% from $41.9 million in the first nine months of 1997. Other operating income rose $16.6 million over the first nine months of 1997, including increased revenues of $5.8 million from Commerce Insurance and $7.9 million from CCMI, respectively. Deposit charges and service fees rose $5.3 million over the prior year primarily due to higher transaction volumes, and the Company recorded $1.9 million in net investment securities gains during the first nine months of 1998, as compared to $1.7 million in the first nine months of 1997.

         Noninterest Expense

                  For the third quarter of 1998, noninterest expense totaled $47.4 million, an increase of $11.7 million or 33% over the same period in 1997. Contributing to this increase was new branch activity over the past twelve months, with the number of branches increasing from 70 at September 30, 1997 to 80 at September 30, 1998, the expansion of Commerce Insurance, and the formation of CCMI in the first quarter of 1998. With the addition of these new offices and CCMI, staff, facilities, marketing, and related expenses rose accordingly. Other noninterest expenses rose $2.5 million over the third quarter of 1997. This increase resulted primarily from higher bank card-related service charges, increased business development expenses, and increased provisions for non-credit-related losses.

         For the first nine months of 1998, noninterest expense totaled $131.4 million, an increase of $31.4 million or 31% over $100.0 million in the first nine months of 1997. Contributing to this increase was new branch activity, the expansion of Commerce Insurance, and the formation of CCMI as noted above. Other noninterest expenses rose $6.0 million over the first nine months of 1997. This increase resulted primarily from higher bank card-related service charges, increased business development expenses, higher legal fees, and increased provisions for non-credit-related losses.

                  The Company's operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 68.82% for the first nine months of 1998 as compared to 66.36% for the same 1997 period. The Company's efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

         Loan and Asset Quality

                  Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at September 30, 1998 were $12.3 million, or 0.27% of total assets compared to $17.4 million or 0.44% of total assets at December 31, 1997 and $19.0 million or 0.50% of total assets at September 30, 1997.

                  Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at September 30, 1998 were $6.9 million or 0.39% of total loans compared to $11.6 million or 0.82% of total loans at December 31, 1997 and $12.4 million or 0.89% of total loans at September 30, 1997. At September 30, 1998, loans past due 90 days or more and still accruing interest amounted to $1.1 million compared to $226 thousand at December 31, 1997 and $423 thousand at September 30, 1997. Additional loans considered as potential problem loans by the Company's internal loan review department ($13.2 million at September 30, 1998) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

                  Other real estate (ORE) at September 30, 1998 totaled $5.4 million compared to $5.8 million at December 31, 1997 and $6.7 million at September 30, 1997. These properties have been written down to the lower of cost or fair value less disposition costs.

                  On pages 15 and 16 are tabular presentation showing detailed information about the Company's non-performing loans and assets and an analysis of the Company's allowance for loan losses and other related data for September 30, 1998, December 31, 1997, and September 30, 1997.

         Year 2000

                  The  Company  began the  process  of  preparing  its  computer systems and applications for the Year 2000 in 1996. The process involves identifying and resolving date recognition problems in computer systems and software, and to a lesser extent, other operating equipment, that could be caused by the date change from December 31, 1999 to January 1, 2000.

                  The Company has completed its assessment of all business processes that could be affected by the Year 2000 issue. Each business process assessment included a review of the information systems used in that process, including hardware and software, involvement of third parties, and any other operating equipment. The Company licenses substantially all software used in conducting its business from third party vendors. All vendors have been contacted regarding the Year 2000 issue, and the Company continues to track the progress each vendor is making in reaching Year 2000 compliance. The Company is also working with significant customers and counterparties to monitor their Year 2000 efforts. The Company expects to have substantially all of the necessary changes in place and tested for all mission critical systems (those systems defined as absolutely essential to the daily business operation of the Company) before the end of 1998. Additionally, changes for all remaining critical systems should be in place and tested by the end of the first quarter of 1999.

                  The Company believes it is taking the appropriate steps to address all Year 2000 issues. Despite the Company's efforts to address the Year 2000 problem and develop contingency plans in the event of Year 2000 failures, including non-compliance by third parties (including loan customers), there can be no assurance that Year 2000 issues (both internal and external) will not materially adversely impact the Company's financial position, results of operations, or relationships with customers, vendors, or others.

                  The Company estimates the total cost of the Year 2000 compliance process, including internal and external personnel and any required hardware and software modifications, will not exceed $1.0 million.

         Forward-Looking Statements

                  The discussion regarding the Company's interest rate risk position in the section entitled "Interest Rate Sensitivity and Liquidity" and the section entitled "Year 2000" contain statements that may be forward-looking (as defined in the Private Securities Litigation Reform Act of 1995). These forward looking statements involve risks and uncertainties, including changes in general economic conditions and the Company's ability (as well as third party ability) to effectively address the Year 2000 issue. Although the Company believes such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements.

The following summary presents information regarding non-performing loans and assets as of September 30, 1998 and the preceding four quarters: (dollar amounts in thousands)

                                           September 30,   June 30,    March 31,   December 31, September 30,
                                               1998          1998        1998          1997         1997
                                              -------      -------      -------      -------      -------
Non-accrual loans:
   Commercial                                 $ 1,301      $ 1,070      $ 1,764      $ 1,816      $ 1,920
   Consumer                                       763          835          944          703          893
   Real estate:
      Construction                                393          394          393        1,345        2,006
      Mortgage                                  4,346        5,215        7,742        7,706        7,533
                                              -------      -------      -------      -------      -------
         Total non-accrual loans                6,803        7,514       10,843       11,570       12,352
                                              -------      -------      -------      -------      -------

Restructured loans:
   Commercial                                      17           18           19           19           20
   Consumer
   Real estate:
      Construction
      Mortgage                                    104          109          114
                                              -------      -------      -------      -------      -------
         Total restructured loans                 121          127          133           19           20
                                              -------      -------      -------      -------      -------

   Total non-performing loans                   6,924        7,641       10,976       11,589       12,372
                                              -------      -------      -------      -------      -------

Other real estate                               5,409        5,649        6,029        5,845        6,673
                                              -------      -------      -------      -------      -------

Total non-performing assets                    12,333       13,290       17,005       17,434       19,045
                                              -------      -------      -------      -------      -------

Loans past due 90 days or more
   and still accruing                           1,099          259          308          226          423
                                              -------      -------      -------      -------      -------

Total non-performing assets and
   loans past due 90 days or more             $13,432      $13,549      $17,313      $17,660      $19,468
                                              =======      =======      =======      =======      =======

Total non-performing loans as a
   percentage of total period-end
   loans                                         0.39%        0.46%        0.75%        0.82%        0.89%

Total non-performing assets as a
   percentage of total period-end assets         0.27%        0.30%        0.41%        0.44%        0.50%

Total non-performing assets and loans
   past due 90 days or more as a
   percentage of total period-end assets         0.29%        0.30%        0.42%        0.45%        0.51%

Allowance for loan losses as a
   percentage of total non-performing
   loans                                          357%         305%         200%         183%         169%

Allowance for loan losses as a percentage
   of total period-end loans                     1.40%        1.40%        1.50%        1.51%        1.50%

Total non-performing assets and loans
   past due 90 days or more as a
   percentage of stockholders' equity and
   allowance for loan losses                        4%           4%           6%           6%           8%

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data: (dollar amounts in thousands)

                                                                                          Year
                                                       Nine Months Ended                  Ended
                                                  09/30/98          09/30/97            12/31/97
                                                 -----------       ------------        ------------
Balance at beginning of period                      $21,261            $17,975             $17,975
Provisions charged to operating expenses              4,448              4,094               4,668
                                                 -----------       ------------        ------------
                                                     25,709             22,069              22,643

Recoveries on loans charged-off:
   Commercial                                           253                150                 348
   Consumer                                             223                267                 406
   Real estate                                           18                121                 144
                                                 -----------       ------------        ------------
Total recoveries                                        494                538                 898

Loans charged-off:
   Commercial                                          (280)              (783)               (964)
   Consumer                                            (901)              (846)             (1,170)
   Real estate                                         (297)               (44)               (146)
                                                 -----------       ------------        ------------
Total charge-offs                                    (1,478)            (1,673)             (2,280)
                                                 -----------       ------------        ------------
Net charge-offs                                        (984)            (1,135)             (1,382)
                                                 -----------       ------------        ------------

Balance at end of period                            $24,725            $20,934             $21,261
                                                 ===========       ============        ============

Net charge-offs as a percentage of
average loans outstanding                              0.08%              0.11%               0.10%


Item 3:  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------------------

See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation, Interest Rate Sensitivity and Liquidity.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


         No reports on Form 8-K were filed during the third quarter ended September 30, 1998.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               COMMERCE BANCORP, INC.
                                                    (Registrant)





November 13, 1998
  (Date)                                      C. EDWARD JORDAN, JR.
                                             EXECUTIVE VICE PRESIDENT
                                           (PRINCIPAL FINANCIAL OFFICER)



                                      -18