Form 10-K405
period 1998-12-31
COMMERCE BANCORP INC /NJ/
filed 1999-03-26
CIK 715096

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1998
                                       OR
|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from ________________ to ________________.
                            Commission File #0-12874

                             COMMERCE BANCORP, INC.

             (Exact name of registrant as specified in its charter)

         New Jersey                                     22-2433468
(State of other jurisdiction             (I.R.S. Employee Identification Number)
     of incorporation
     or organization)

      Commerce Atrium
     1701 Route 70 East                                 08034-5400
  Cherry Hill, New Jersey                               (Zip Code)
(Address of principal executive offices)
        Registrant's telephone number, including area code: 609-751-9000

        Securities registered pursuant to Section 12(b) of the Act:

Common Stock                       New York Stock Exchange
---------------                    ------------------------------------------
Title of Class                     Name of Each Exchange on Which Registered

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant ( 1 ) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.
     Indicate by check mark if disclosure of' delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. |X|
     The aggregate market value of voting stock held by non-affiliates of the Registrant is $1,109,133,000.(1)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

     Common Stock $1.5625 Par Value                         27,438,170
  ------------------------------------             --------------------------
            Title of Class                         No. of Shares Outstanding
                                                         as of 3/5/99

                       DOCUMENTS INCORPORATED BY REFERENCE
     Parts II and IV incorporate certain information by reference from the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 (the "Annual Report"). Part III incorporates certain information by reference from the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders.
__________
(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Registrant's Common Stock outstanding reduced by the amount of Common Stock held by officers, directors, and shareholders owning in excess of 10% of the Registrant's Common Stock multiplied by the last sale price for the Registrant's Common Stock on March 5, 1999. The information provided shall in no way be construed as an admission that the officer, director, or 10% shareholder in the Registrant may be deemed an affiliate of the Registrant or that he is the beneficial owner of' the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the recordkeeping purpose of the Securities and Exchange Commission.

================================================================================

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

                                                                            Page
                                     Part I
Item 1.   Business............................................................47
Item 2.   Properties..........................................................48
Item 3.   Legal Proceedings ..................................................53
Item 4.   Submission of Matters to a Vote of Security Holders (This
          item is omitted since no matters were submitted for security vote during the fourth quarter of 1998.)
                                    Part II
Item 5.   Market for the Registrant's Common Stock and Related
          Stockholders Matters ...............................................15
Item 6.   Selected Financial Data .............................................1
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ...............................................2
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk . .......12
Item 8.   Financial Statements and Supplementary Financial Data ..............17
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          (This item is omitted since it is not applicable)
                                    Part III
Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions
          (The information required by the items in this part has been omitted since it will be contained in the definitive proxy statement to be filed pursuant to Regulation 14A.)
                                    Part IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ....44

          (a)  (3) - Exhibits:
               3.1 Restated Certificate of Incorporation of the Company, as amended. (I)
               3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Company, setting forth the preferences, limitations and relative rights of the Company's Series C ESOP Cumulative Convertible Preferred Stock. (I)
               3.3   By-laws of the Company, as amended. (K)
               4.1 Form of Trust Indenture, dated July 15, 1993, between the Company and United Jersey Bank, with respect to the Company's $23,000,000 8 3/8% Subordinated Notes due July 15, 2003. (I)
               4.2 Form of Indenture between the Company and Wilmington Trust Company, as Debenture Trustee. (M)
               4.3   Certificate of Trust of Commerce Capital Trust I. (M)
               4.4 Form of Amended and Restated Declaration of Trust of Commerce Capital Trust I. (M)
               4.5 Form of Capital Security Certificate for Commerce Capital Trust I (included in Exhibit 4.4). (M)
               4.6   Form of Guarantee Agreement. (M)
               10.1 Ground lease, dated July 1, 1984, between Commerce NJ and Group Four Equities, relating to the branch office in Gloucester Township, New Jersey. (A)
               10.2 Ground lease, dated April 15, 1986, between Commerce NJ and Mount Holly Equities, relating to Commerce NJ's branch office in Mt. Holly, New Jersey. (C)
              *10.3  The Company's 1984 Incentive Stock Option Plan. (A)
              *10.4  The Company's Employee Stock Ownership Plan. (F)
               10.5 Lease, dated March 29, 1985, between Commerce PA and Devon Properties (Ltd.), and lease dated September 4, 1985, between Commerce PA and Devon Properties (Ltd.), relating to Commerce PA's branch office in Devon, Pennsylvania. (B)
               10.6 Assignment of Lease and Assumption Agreement dated November 30, 1987, between the Company and Commerce PA, relating to Commerce PA's branch office in Devon, Pennsylvania. (C)

               10.7 Lease between the Company and Astoria Associates, relating to the Company's and Commerce NJ's headquarters facilities.
                     (B)
               10.8 Ground lease, dated April 15, 1986, between Commerce NJ and U.S. Equities, relating to one of Commerce NJ's branch offices in Washington Township, New Jersey. (D)
               10.9 Ground lease, dated February 1, 1988, between Commerce NJ and Diversified Properties of New Jersey, relating to one of Commerce NJ's branch offices in Washington Township, New Jersey. (D)
               10.10 Ground lease,  dated February 15, 1988, between Commerce NJ and Diversified Properties of New Jersey, relating to one of Commerce NJ's branch offices in Cherry Hill, New Jersey.
                     (D)
              *10.11 The  Company's  1989  Stock  Option  Plan for  Non-Employee
                     Directors. (E)
              *10.12 A copy of employment  contracts with Vernon W. Hill, II, C.
                     Edward Jordan, Jr., and Peter Musumeci, Jr., dated January 2, 1992. (G)
              *10.13 A copy of the  Retirement  Plan for  Outside  Directors  of
                     Commerce Bancorp, Inc. (H)
              *10.14 The Company's 1994 Employee Stock Option Plan. (J)
               10.15 Term Loan Agreement between Commerce Bancorp, Inc. Employee
                     Stock Ownership Trust and Mellon Bank, N.A. dated as of November 29, 1994. (J)
              *10.16 The Company's 1997 Employee Stock Option Plan. (L)
              *10.17 A copy of employment  contracts with Dennis M. DiFlorio and
                     Robert D. Falese dated January 1, 1998. (N)
               10.18 Ground lease,  dated June 1, 1994,  between Commerce NJ and
                     Absecon Associates, L.L.C., relating to Commerce NJ's branch office in Absecon, New Jersey. (N)
               10.19 Ground lease,  dated September 11, 1995,  between  Commerce
                     Shore and Whiting Equities, L.L.C., relating to Commerce Shore's branch office in Manchester Township, New Jersey.
                     (N)
               10.20 Ground lease,  dated November 1, 1995,  between Commerce NJ and Evesboro Associates, L.L.C., relating to Commerce NJ's branch office in Evesham Township, New Jersey. (N)
               10.21 Ground lease,  dated October 1, 1996,  between  Commerce NJ and Triad Equities, L.L.C., relating to one of Commerce NJ's branch offices in Gloucester Township, New Jersey. (N)
               10.22 Ground lease,  dated October 11, 1996,  between Commerce PA and Plymouth Equities, L.L.C., relating to Commerce PA's branch office in Plymouth Township, PA. (N)
               10.23 Ground lease,  dated January 16, 1998,  between Commerce NJ and Ewing Equities, L.L.C., relating to Commerce NJ's branch in Ewing, New Jersey.
               10.24 The  Company's  1998  Stock  Option  Plan for  Non-Employee
                     Directors (O) 10.25 Ground lease, dated July 31, 1998, between Commerce NJ and English Creek Properties, L.L.C., relating to Commerce NJ's branch in Egg Harbor Township, New Jersey.
               11.1  Computation of Net Income Per Share .....................32
               13.1 The Registrant's Annual Report to Shareholders for its fiscal year ended December 31,1998.
               21.1  Subsidiaries of the Company (incorporated by reference from
                     PART I, Item 1. "BUSINESS" of this Report on Form 10-K.).47
               23.1  Consent of Ernst & Young LLP.
               27.1  The Registrant's Financial Data Schedule.
               --------------
               (A) Incorporated by reference from the Company's Registration Statement on Form S-1, and Amendments Nos. I and 2 thereto (Registration No. 2-94189).
               (B) Incorporated by reference from the Company's Registration Statement on Form S-2 (Registration No 33-12603).
               (C) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
               (D) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
               (E) Incorporated by reference from the Company's Registration Statement on Form S-2 and Amendments Nos. 1 and 2 thereto (Registration No. 33-31042).

               (F) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
               (G) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
               (H) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
               (I) Incorporated by reference from the Company's Registration Statement on Form S-2 and Amendments Nos. 1 and 2 thereto (Registration No. 33-62702).
               (J) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
               (K)   Incorporated  by reference from the Company's  Registration
                     Statement on Form S-4 (Registration No. 333-10771).
               (L)   Incorporated  by reference  from the  Company's  Definitive
                     Proxy Statement for its 1997 Annual Meeting of Shareholders, Exhibit A thereto.
               (M)   Incorporated  by reference from the Company's  Registration
                     Statement on Form S-3 (Registration No. 333-28311).
               (N)   Incorporated by reference from the Company's  Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
               (O) Incorporated by reference from the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, Exhibit A thereto. * Management contract or compensation plan or arrangement.

          (b) There were no reports on Form 8-K filed in the fourth quarter of 1998.
          (c)(d) Exhibits and Financial Statement Schedules - All other exhibits and schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

Item 15.  Signatures..........................................................55

                                     PART I
Item 1. Business

Forward-Looking Statements

     Commerce Bancorp, Inc. (the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report and Form 10-K and the exhibits hereto and thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These  forward-looking  statements  include  statements with respect to the
Company's  beliefs,  plans,  objectives,  goals,  expectations,   anticipations,
estimates and intentions, that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company's control). The words "may", "could", "should", "would", believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System (the "FRB"); inflation; interest rates, market and monetary fluctuations; the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers; the willingness of customers to substitute competitors' products and services for the Company's products and services and vice versa; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; future acquisitions; the expense savings and revenue enhancements from acquisitions being less than expected; the growth and profitability of the Company's noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

     The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

General

     The Company is a New Jersey business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). The Company was incorporated on December 9, 1982 and became an active bank holding company on June 30, 1983 through the acquisition of 100% of the outstanding shares of Commerce Bank, N.A. ("Commerce, NJ"). On January 2, 1987, the Company acquired all of the outstanding shares of Commerce Bank/Pennsylvania, N.A. ("Commerce PA"). On December 31, 1988 the Company acquired all of the outstanding shares of Citizens State Bank of New Jersey, Forked River, which was subsequently converted to a national charter and renamed Commerce Bank/Shore, N.A. ("Commerce Shore"). On September 30, 1993, the Company acquired all of the outstanding shares of The Coastal Bank, Ocean City, New Jersey, ("Coastal") which was merged into Commerce NJ. Effective January 21, 1997, the Company acquired Independence Bancorp, Inc., a bank holding company headquartered in Bergen County, New Jersey. Independence Bancorp, Inc.'s wholly-owned state-chartered bank subsidiary, Independence Bank of New Jersey, was subsequently renamed Commerce Bank/North ("Commerce North").

     On November 15, 1996, two insurance brokerage agencies, Keystone National Companies, Inc., Cherry Hill, New Jersey, and Morales, Potter & Buckelew, Inc., t/a Buckelew & Associates, Toms River, New Jersey, were acquired by the Company and thereafter merged to form Commerce National Insurance Services, Inc.
("Commerce   Insurance").   Commerce   Insurance  is  currently  a  wholly-owned
subsidiary of Commerce North. In December 1996, Chesley & Cline, Inc., Mount Holly, New Jersey, was merged with and into Commerce Insurance. In January 1997, Colkate, Inc., t/a The Morrissey Agency, Mt. Laurel, New Jersey, was merged with and into Commerce Insurance. In December 1997, Joseph J. Reinhart and Associates, Inc., Cherry Hill, NJ, a risk/loss management and loss investigation consulting firm, and Associated Insurance Management Inc., Haddonfield, NJ, an employee and executive benefit consulting firm, were merged with and into Commerce Insurance. In August 1998, J.A. Montgomery, Inc., Wilmington, DE, an insurance brokerage agency, was merged with and into Commerce Insurance.

     On March 27, 1998, the Company completed the acquisition of A. H. Williams & Co., Inc., ("Williams") Philadelphia, PA, a public finance investment firm, and combined Williams with Commerce Capital, the bank securities dealer division of Commerce NJ, to form Commerce Capital Markets, Inc. ("CCMI") a wholly-owned nonbank subsidiary of the Company engaging in certain securities activities permitted under Section 20 of the Glass-Steagall Act.

     Effective January 15, 1999, the Company acquired Community First Banking Company ("CFBC"), a one-bank holding company headquartered in Tinton Falls, New Jersey. CFBC's wholly-owned bank subsidiary, Tinton Falls State Bank, was merged with and into Commerce Shore. At the time of acquisition, Tinton Falls State Bank had six branch offices in Monmouth County, New Jersey, and approximately $201 million in assets.

     Also effective January 15, 1999, the Company acquired Prestige Financial Corp. ("PFC"), a one-bank holding company headquartered in Flemington, New Jersey. PFC's wholly-owned state-chartered bank subsidiary, Prestige State Bank, was subsequently re-chartered as a national bank and renamed Commerce Bank/Central, N.A. At the time of acquisition, Prestige State Bank had seven branches in Hunterdon and Somerset Counties, New Jersey, and had approximately $328 million in assets.

     In 1998, the Company received regulatory approvals to open Commerce Bank/Delaware, N.A. It is currently anticipated that the first office will open in the second quarter of 1999.

     On June 9, 1997, the Company issued $57,500,000 of 8 3/4% Trust Capital Securities through Commerce Capital Trust 1, a newly formed Delaware business trust subsidiary of the Company.

     Except as otherwise indicated, all references herein to the Company include Commerce NJ, Commerce PA, Commerce Shore, Commerce North, Commerce Capital Trust I, Commerce Insurance, and CCMI.

     The Company's principal executive offices are located at Commerce Atrium, 1701 Route 70 East, Cherry Hill, New Jersey 08034-5400, and its telephone number is (609) 751-9000.

     The total number of full-time equivalent persons employed by the Company was 2,777 as of December 31, 1998. The Company believes that its relationship with its employees is good.

Commerce NJ

     Commerce NJ provides retail and commercial banking services through 43 retail branch offices in Camden, Burlington, Gloucester, Mercer, Atlantic, and Cape May Counties in New Jersey. Commerce NJ' s deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

     As of December 31, 1998, Commerce NJ had total assets of $3.026 billion, total deposits of $2.708 billion, and total stockholders' equity of $194.4 million.

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

   Commercial Banking Activities

     Commerce NJ offers a broad range of commercial banking services, including free checking accounts (subject to minimum balance), night depository facilities, money market accounts, certificates of deposit, short-term loans for seasonal or working capital purposes, term loans for fixed assets and expansion purposes, revolving credit plans and other commercial loans to fit the needs of its customers. Commerce NJ also finances the construction of business properties and makes real estate mortgage loans on completed buildings. Where the needs of a customer exceed Commerce NJ's legal lending limit for any one customer (approximately $31.2 million as of December 31, 1998), Commerce NJ may participate with other banks, including Commerce PA, Commerce Shore, and Commerce North, in making a loan.

Commerce PA

     In 1987, the Company acquired all of the issued and outstanding shares of capital stock of Commerce PA. As a result of this transaction, Commerce PA became a wholly-owned subsidiary of the Company.

     Commerce PA was organized as a national bank on December 28, 1983 and commenced operations on June 29, 1984. As of December 31, 1998, Commerce PA had total assets of $806.9 million, total deposits of $746.4 million and total stockholders' equity of $54.9 million.

     Commerce PA provides retail and commercial banking services through 18 retail branch offices in Philadelphia, Chester, Delaware and Montgomery Counties in Southeastern Pennsylvania. Commerce PA's deposits are insured by the FDIC.

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

     Commerce Shore was organized as a state-chartered bank on December 8, 1972 and commenced operations on January 29, 1973. In 1989, Commerce Shore converted to a national charter. As of December 31, 1998, Commerce Shore had total assets of $512.1 million, total deposits of $473.8 million and total stockholders' equity of $33.4 million.

     Commerce Shore provides retail and commercial banking services through 13 retail branch offices in Ocean County, New Jersey. Commerce Shore's deposits are insured by the FDIC.

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

     Commerce North was organized as a state-chartered bank in 1974 and commenced operations in 1975. As of December 31, 1998, Commerce North had total assets of $600.3 million, total deposits of $535.6 million, and total stockholders' equity of $38.7 million.

     Commerce North provides retail and commercial banking services through 10 retail branch offices in Bergen and Passaic Counties, New Jersey. Commerce North's deposits are insured by the FDIC.

     Commerce North generally provides the same retail and commercial banking services and products as Commerce NJ, Commerce PA, and Commerce Shore. Commerce North does not offer trust services.

Commerce Insurance

     Commerce Insurance operates as a regional insurance brokerage firm concentrating on commercial property, casualty and surety as well as personal lines. In addition, Commerce Insurance offers a line of employee benefit programs including both group as well as individual medical, life, disability and pension. Commerce Insurance currently operates out of six locations in New Jersey and three locations in Delaware. Commerce Insurance places insurance for clients in multiple states, primarily New Jersey, Pennsylvania, and Delaware.

Commerce Capital Markets, Inc.

     Commerce Capital Markets, Inc. is a wholly-owned nonbank subsidiary of the Company engaging in certain securities activities permitted under Section 20 of the Glass-Steagall Act, including trading, underwriting, and advisory services. CCMI's principal place of business is Philadelphia, Pennsylvania, with branch locations in Pittsburgh, Pennsylvania, Cherry Hill, New Jersey, Boston, Massachusetts, and Burlingame, California.

Other Activities

     NA Asset Management, a Delaware corporation, is a wholly-owned subsidiary of Commerce NJ which purchases, holds and sells investments of Commerce NJ. Shore Asset Management Corporation, a Delaware corporation, is a wholly-owned subsidiary of Commerce Shore which purchases, holds and sells investments of Commerce Shore. North Asset Management, a Delaware corporation, is a wholly-owned subsidiary of Commerce North which purchases, holds, and sells investments of Commerce North.

     As part of the Commerce Network, the Company has an equity investment in Commerce Bank/Harrisburg, Camp Hill, Pennsylvania (15.35% beneficial ownership). The Commerce Network provides certain marketing support and technical support services to its members.

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

     In commercial transactions, Commerce NJ's, Commerce PA's, Commerce Shore's, and Commerce North's legal lending limit to a single borrower (approximately $31.2 million, $8.6 million, $5.3 million, and $6.2 million, respectively, as of December 31, 1998) enables them to compete effectively for the business of smaller and mid-sized businesses. However, these legal lending limits are considerably lower than that of various competing institutions and thus may act as a constraint on Commerce NJ's, Commerce PA's and Commerce Shore's effectiveness in competing for financing in excess of these limits.

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

   The Company

     The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("Holding Company Act"), and is therefore subject to supervision and regulation by the FRB. The Company is also regulated by the New Jersey and Pennsylvania Departments of Banking.

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

     A discussion of capital guidelines and capital is included in the section entitled "Stockholders' Equity and Dividends" contained within Management's Discussion and Analysis of Financial Condition and Results of Operations on page 14 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998, which page of the Annual Report appears elsewhere herein.

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

     Under the Community Reinvestment Act, as amended ("CRA"), a bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires that the applicable regulatory agency to assess an institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution's CRA rating and requires that the applicable regulatory agency provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. An institution's CRA rating is considered in determining, whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. In addition, under applicable regulations a bank having a less than satisfactory rating is not entitled to participate on the bid list for FDIC offerings. In 1998, Commerce NJ, Commerce PA, Commerce Shore and Commerce North each received a "satisfactory" rating.

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

   Commerce Insurance/ Commerce Capital Markets

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

National Monetary Policy

     In addition to being affected by general economic conditions, the earnings and growth of the Company, Commerce NJ, Commerce PA, Commerce Shore, and Commerce North are affected by the policies of regulatory authorities, including the OCC, the FRB and the FDIC. An important function of the FRB, is to regulate the money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, setting the discount rate, and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

     The monetary policies and regulations of the FRB have bad a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of the Company, Commerce NJ, Commerce PA, Commerce Shore, and Commerce North cannot be predicted.

Legal Proceedings

     Other than routine litigation incidental to its business, none of the Company, Commerce NJ, Commerce PA, Commerce Shore, Commerce North, Commerce Capital Trust 1, Commerce Insurance, or CCMI, or any of their properties is subject to any material legal proceedings, nor are any such proceedings known to be contemplated.

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

     The Company's Board of Directors approved the creation of a new series of cumulative convertible preferred stock known as "Series C ESOP Cumulative Convertible Preferred Stock." On January 31, 1990, the ESOP borrowed $7.5 million from another financial institution to complete the purchase of 417,000 shares of Series C ESOP Cumulative Convertible Preferred Stock from the Company, at $18.00 per share, with an annual dividend rate of $1.35. This loan was guaranteed by the Company. During 1994, the loan was refinanced with another financial institution, also with the guarantee of the Company. The balance of the loan at December 31, 1998 was $2,308,000. Effective March 1, 1998, the Trustees of the ESOP exercised their right to convert all 417,000 shares of Series C ESOP Cumulative Convertible Preferred Stock held by the ESOP into 849,062 shares of the Company's common stock.

     The unallocated shares of common stock the ESOP Trust held of record as of' March 5, 1999 were less than 1% of the Company's outstanding common stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Commerce Bancorp, Inc.

                                         By        /s/ VERNON W. HILL, II
                                             -----------------------------------
                                                     Vernon W. Hill, II
Date: March 26, 1999                         Chairman of the Board and President

                                         By        /s/ THOMAS J. SUKAY
                                             -----------------------------------
                                                     Thomas J. Sukay
                                                 Principal Financial and
                                                    Accounting Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature Title Date

/s/ VERNON W. HILL, II             Chairman of the Board          March 26, 1999
-------------------------------    and President
    Vernon W. Hill, II             (Principal Executive Officer)

/s/ C. EDWARD JORDAN JR.           Executive Vice President       March 26, 1999
-------------------------------    and Director
    C. Edward Jordan Jr.

/s/   ROBERT C. BECK               Secretary and Director         March 26, 1999
-------------------------------
      Robert C. Beck

/s/   DAVID BAIRD, IV              Director                       March 26, 1999
-------------------------------
     David Baird, IV

/s/   JACK R BERSHAD               Director                       March 26, 1999
-------------------------------
     Jack R Bershad

/s/   MORTON N. KERR               Director                       March 26, 1999
-------------------------------
      Morton N. Kerr

/s/   STEVEN M. LEWIS              Director                       March 26, 1999
-------------------------------
      Steven M. Lewis

/s/   DANIEL J. RAGONE             Director                       March 26, 1999
-------------------------------
      Daniel J. Ragone

/s/ WILLIAM A. SCHWARTZ JR.        Director                       March 26, 1999
-------------------------------
  William A. Schwartz Jr.

/s/  JOSEPH T. TARQUINI JR.        Director                       March 26, 1999
-------------------------------
     Joseph T. Tarquini Jr.

/s/   JOSEPH BUCKELEW              Director                       March 26, 1999
-------------------------------
      Joseph Buckelew

/s/  FRANK C. VIDEON SR.           Director                       March 26, 1999
-------------------------------
     Frank C. Videon Sr.