Form 10-Q
period 1999-03-31
COMMERCE BANCORP INC /NJ/
filed 1999-05-17
CIK 715096

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

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

                           Yes   X                No  ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.




         Common Stock                               27,570,311
       (Title of Class)                    (No. of Shares Outstanding
                                                 as of  5/07/99)

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES


                                      INDEX

                                                                           Page

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets (unaudited)
                           March 31, 1999 and December 31, 1998

                  Consolidated  Statements  of Income  (unaudited)
                           Three months ended March 31, 1999 and
                           March 31, 1998

                  Consolidated Statements of Cash Flows (unaudited)
                           Three months ended March 31, 1999 and
                           March 31, 1998

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                     Commerce Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                 March 31,         December 31,
                                                                                               ----------------------------------
                    (dollars in thousands)                                                          1999               1998
---------------------------------------------------------------------------------------------------------------------------------
Assets              Cash and due from banks                                                          $206,500           $267,220
                    Federal funds sold                                                                 17,500             10,395
                                                                                               ----------------------------------
                                     Cash and cash equivalents                                        224,000            277,615
                    Loans held for sale                                                                10,559             22,418
                    Trading securities                                                                 54,236             85,359
                    Securities available for sale                                                   1,520,192          1,305,004
                    Securities held to maturity                                                     1,086,212          1,220,874
                (market value 03/99-$1,083,054; 12/98-$1,223,667)
                    Loans                                                                           2,475,496          2,280,326
                                   Less allowance for loan losses                                      33,149             31,265
                                                                                               ----------------------------------
                                                                                                    2,442,347          2,249,061
                    Bank premises and equipment, net                                                  155,593            147,448
                    Other assets                                                                      140,687            116,411
                                                                                               ----------------------------------
                                                                                                   $5,633,826         $5,424,190
                                                                                               ==================================

Liabilities         Deposits:
                                   Demand:
                                     Interest-bearing                                             $ 1,674,636        $ 1,682,958
                                     Noninterest-bearing                                            1,129,285          1,162,126
                                   Savings                                                          1,001,224            973,324
                                   Time                                                             1,236,792          1,110,400
                                                                                               ----------------------------------
                                     Total deposits                                                 5,041,937          4,928,808

                    Other borrowed money                                                              134,790             27,845
                    Other liabilities                                                                  40,468             60,027
                    Obligation to Employee Stock Ownership Plan (ESOP)                                  1,026              1,282
                    Trust Capital Securities - Commerce Capital Trust I                                57,500             57,500
                    Long-term debt                                                                     23,000             23,000
                                                                                               ----------------------------------
                                                                                                    5,298,721          5,098,462

Stockholders'       Common stock, 27,578,515 shares issued (27,373,983 shares in 1998)                 43,087             40,988
Equity              Capital in excess of par or stated value                                          291,154            236,928
                    Retained earnings                                                                   2,362             43,712
                    Accumulated other comprehensive income                                              1,152              7,006
                                                                                               ----------------------------------
                                                                                                      337,755            328,634
                    Less commitment to ESOP                                                             1,026              1,282

                     Less treasury stock, at cost                                                       1,624              1,624
                                                                                               ----------------------------------
                                     Total stockholders' equity                                       335,105            325,728
                                                                                               ----------------------------------

                                                                                                   $5,633,826         $5,424,190
                                                                                               ==================================

                     Commerce Bancorp, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                        ----------------------------
                (dollars in thousands, except per share amounts)                            1999           1998
--------------------------------------------------------------------------------------------------------------------
Interest        Interest and fees on loans                                                   $48,003        $37,428
income          Interest on investments                                                       39,007         38,291
                Other interest                                                                   156            527
                                                                                        ----------------------------
                     Total interest income                                                    87,166         76,246
                                                                                        ----------------------------

Interest        Interest on deposits:
expense            Demand                                                                      9,625          7,915
                   Savings                                                                     4,795          5,003
                   Time                                                                       15,007         14,906
                                                                                        ----------------------------
                     Total interest on deposits                                               29,427         27,824
                Interest on other borrowed money                                                 775          2,002
                Interest on long-term debt                                                     1,782          1,782
                                                                                        ----------------------------
                     Total interest expense                                                   31,984         31,608
                                                                                        ----------------------------

                Net interest income                                                           55,182         44,638
                Provision for loan losses                                                      2,184          1,437
                                                                                        ----------------------------
                Net interest income after provision for loan losses                           52,998         43,201

Noninterest     Deposit charges and service fees                                               9,740          8,486
income          Other operating income                                                        17,128         12,997
                Net investment securities gains                                                  865              9
                                                                                        ----------------------------
                     Total noninterest income                                                 27,733         21,492
                                                                                        ----------------------------

Noninterest     Salaries                                                                      23,512         17,710
expense         Benefits                                                                       5,056          3,787
                Occupancy                                                                      5,093          4,371
                Furniture and equipment                                                        6,943          5,737
                Office                                                                         5,298          4,007
                Audit and regulatory fees and assessments                                        572            554
                Marketing                                                                      1,663          1,933
                Other real estate (net)                                                          474            420
                Other                                                                          8,866          6,402
                                                                                        ----------------------------
                     Total noninterest expenses                                               57,477         44,921
                                                                                        ----------------------------

                Income before income taxes                                                    23,254         19,772
                Provision for federal and state income taxes                                   7,773          6,989
                                                                                        ============================
                Net income                                                                    15,481         12,783
                                                                                        ============================

                Net income per common and common equivalent share:
                   Basic                                                                       $0.56          $0.49
                                                                                        ----------------------------
                   Diluted                                                                     $0.54          $0.46
                                                                                        ----------------------------
                Average common and common equivalent shares outstanding:
                   Basic                                                                      27,401         26,264
                                                                                        ----------------------------
                   Diluted                                                                    28,661         27,826
                                                                                        ----------------------------
                Cash dividends declared, common stock                                          $0.21          $0.17
                                                                                        ============================

                     Commerce Bancorp, Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------------------------------------------
                                                                                              Three Months Ended
                        (dollars in thousands)                                                    March 31,
                                                                                           -------------------------
                                                                                              1999          1998
--------------------------------------------------------------------------------------------------------------------
Operating activities    Net income                                                             $15,481       12,783
                        Adjustments to reconcile net income to net cash
                           provided by operating activities:
                              Provision for loan losses                                          2,184        1,437
                              Provision for depreciation, amortization and accretion             7,606        5,766
                              Gains on sales of securities available for sale                     (865)          (9)
                              Proceeds from sales of mortgages held for sale                    39,794       17,478
                              Originations of mortgages held for sale                          (27,935)     (25,712)
                              Net loan (chargeoffs)                                               (300)        (592)
                              Net decrease (increase) in trading securities                     31,123       (1,887)
                              Increase in other assets                                         (21,119)        (277)
                              (Decrease) increase in other liabilities                         (19,559)      15,087
                      ----------------------------------------------------------------------------------------------
                                       Net cash provided  by financing activities               26,410       24,074

Investing activities    Proceeds from the sales of securities available for sale               185,808      104,207
                        Proceeds from the maturity of securities available for sale             96,870       64,018
                        Proceeds from the maturity of securities held to maturity               77,100       68,708
                        Purchase of securities available for sale                             (415,463)    (137,255)
                        Purchase of securities held to maturity                                (35,522)    (222,287)
                        Net increase in loans                                                 (197,854)     (74,029)
                        Proceeds from sales of loans                                             2,684        2,360
                        Purchases of premises and equipment                                    (13,217)      (8,480)
                        --------------------------------------------------------------------------------------------
                                       Net cash used by financing activities                  (299,594)    (202,758)

Financing activities    Net increase (decrease) in demand and savings deposits                 (13,263)     123,249
                        Net increase in time deposits                                          126,392      276,684
                        Net increase(decrease) in other borrowed money                         106,945     (198,300)
                        Dividends paid                                                          (5,074)      (4,180)
                        Proceeds from issuance of common stock under
                             dividend reinvestment and other stock plans                         4,564        2,924
                        Purchase of treasury stock
                        Other                                                                        4        8,317
                        --------------------------------------------------------------------------------------------
                                       Net cash provided  by financing activities              219,568      208,694

                        (Decrease) increase in cash and cash equivalents                       (53,615)      30,010
                        Cash and cash equivalents at beginning of year                         277,615      204,776
                        --------------------------------------------------------------------------------------------
                        Cash and cash equivalents at end of period                            $224,000     $234,786
                        --------------------------------------------------------------------------------------------

                        Supplemental disclosures of cash flow information:
                          Cash paid during the period for:
                            Interest                                                          $ 29,024      $29,712
                            Income taxes                                                            18          125
                          Other noncash activities:
                            Transfer of securities to securities available for sale             91,010            0
                        --------------------------------------------------------------------------------------------


                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A.       Consolidated Financial Statements

         The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The accompanying financial statements include the consolidated accounts of the former Community First Banking Company (CFBC), Tinton Falls, New Jersey, and the former Prestige Financial Corp. (PFC), Flemington, New Jersey, for all periods presented. Effective January 15, 1999, Commerce Bancorp, Inc. (the Company) acquired CFBC, and CFBC's wholly-owned bank subsidiary, Tinton Falls State Bank, was merged with and into Commerce Bank/Shore, N.A. Also effective January 15, 1999, the Company acquired PFC, and PFC's wholly-owned bank subsidiary, Prestige State Bank, was re-chartered as a national bank and renamed Commerce Bank/Central, N.A. The transactions were accounted for as poolings of interests. Certain amounts in prior periods have been reclassified for comparative purposes.

         These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the period ended December 31, 1998. The results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

         The consolidated financial statements include the accounts of Commerce Bancorp, Inc. and all of its subsidiaries, including Commerce Bank, N.A. (Commerce NJ), Commerce Bank/Pennsylvania, N.A., Commerce Bank/Shore, N.A., Commerce Bank/North, Commerce Bank/Central, N.A., Commerce Capital Trust I, and Commerce Capital Markets, Inc. (CCMI). All material intercompany transactions have been eliminated.

B.       Commitments

         In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

C.       Comprehensive Income

             Total comprehensive income, which for the Company included net income and unrealized gains and losses on the Company's available for sale securities, amounted to $9.6 million and $16.1 million, respectively, for the three months ended March 31, 1999 and 1998.

D.       Segment Information

         Selected segment information is as follows:

-------------------------------------------------------------------------------------------------------------------------
                                           Three Months Ended March 31, 1999          Three Months Ended March 31, 1998
                                        Community       Parent/                     Community     Parent/
                                           Banks         Other          Total         Banks        Other           Total
-------------------------------------------------------------------------------------------------------------------------
Net interest income                       $56,799       $(1,617)       $55,182       $46,305       $(1,667)       $44,638
Provision for loan losses                   2,184            --          2,184         1,437            --          1,437
                                       ----------    ----------     ----------    ----------    ----------     ----------

Net interest income after provision        54,615        (1,617)        52,998        44,868        (1,667)        43,201
Noninterest income                         14,788        12,945         27,733        13,089         8,403         21,492
Noninterest expense                        47,094        10,383         57,477        38,326         6,595         44,921
                                       ----------    ----------     ----------    ----------    ----------     ----------
Income before income taxes                 22,309           945         23,254        19,631           141         19,772
Income tax expense                          7,329           444          7,773         6,921            68          6,989
                                       ----------    ----------     ----------    ----------    ----------     ----------
Net income                                $14,980          $501        $15,481       $12,710           $73        $12,783
                                       ==========    ==========     ==========    ==========    ==========     ==========

Average assets (in millions)           $4,870,848      $567,219     $5,438,067    $4,076,668      $424,147     $4,500,815
                                       ==========    ==========     ==========    ==========    ==========     ==========


E.       Recent Accounting Statement

         In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset or liability through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. FAS 133 becomes effective for the Company beginning January 1, 2000. Although early adoption is allowed in any quarterly period after June 1998, the Company has no plans to adopt FAS 133 prior to the effective date. Based on the Company's minimal use of derivatives at the current time, management does not expect the adoption of FAS 133 to have a significant effect on results of operations or the financial position of the Company. However, the impact from adopting FAS 133 will depend on the nature and purpose of the derivative instruments in use by the Company at that time.

F.       Trust Capital Securities

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

G.       Earnings Per Share

         The calculation of earnings per share follows (in thousands, except for per share amounts):

                                              Three Months Ended
                                                   March 31
                                                1999        1998
                                             --------     -------

Basic:

Net income applicable to common stock        $ 15,481     $12,783
                                             ========     =======

Average common shares outstanding              27,401      26,264
                                             ========     =======

Net income per common share - basic          $   0.56     $  0.49
                                             ========     =======

Diluted:

Net income applicable to common stock
         on a diluted basis                  $ 15,481     $12,783
                                             ========     =======

Average common shares outstanding              27,401      26,264
Additional shares considered in diluted
         computation assuming:
           Exercise of stock options            1,260       1,138
           Conversion of preferred stock                      424
                                             --------     -------
Average common shares outstanding
         on a diluted basis                    28,661      27,826
                                             ========     =======

Net income per common share - diluted        $   0.54     $  0.46
                                             ========     =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         Capital Resources

         At March 31, 1999, stockholders' equity totaled $335.1 million or 5.95% of total assets, compared to $325.7 million or 6.01% of total assets at December 31, 1998.

         The table below presents the Company's and Commerce NJ's risk-based and leverage ratios at March 31, 1999 and 1998:

                                                                                        Per Regulatory Guidelines
                                                      Actual                        Minimum              "Well Capitalized"
                                               Amount          Ratio        Amount           Ratio      Amount           Ratio
March 31, 1999
Company
   Risk based capital ratios:
     Tier 1                                   $386,771           11.64%    $132,954           4.00%    $199,431            6.00%
     Total capital                             438,320           13.19      265,908           8.00      332,385           10.00
   Leverage ratio                              386,771            7.12      217,174           4.00      271,468            5.00

Commerce NJ Risk based capital ratios:
     Tier 1                                   $200,137           10.92%    $ 73,300           4.00%    $109,950            6.00%
     Total capital                             218,152           11.90      146,600           8.00      183,250           10.00
   Leverage ratio                              200,137            6.57      121,771           4.00      152,214            5.00

March 31, 1998
Company
   Risk based capital ratios:
     Tier 1                                   $350,375           15.18%    $ 92,319           4.00%    $138,478            6.00%
     Total capital                             398,370           17.26      184,638           8.00      230,797           10.00
   Leverage ratio                              350,375            7.80      134,709           3.00      224,515            5.00

Commerce NJ Risk based capital ratios:
     Tier 1                                   $177,218           13.08%    $ 54,185           4.00%    $ 81,278            6.00%
     Total capital                             191,617           14.15      108,371           8.00      135,464           10.00
   Leverage ratio                              177,218            6.50       81,760           3.00      136,267            5.00


         At March 31, 1999, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes that as of March 31, 1999, the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

         Deposits

         Total deposits at March 31, 1999 were $5.04 billion, up $857.4 million, or 20% over total deposits of $4.18 billion at March 31, 1998, and up by $113.1 million, or 2% from year-end 1998. Deposit growth during the first three months of 1999 included core deposit growth in savings balances as well as growth from the public sector. The Company experienced "same-store core deposit growth" of 21.1% at March 31, 1999 as compared to deposits a year ago for those branches open for more than two years.

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

         The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate 200 basis point change during the next year, with rates remaining constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 15% of net income in the flat rate scenario in the first year and within 30% over the two year time frame. At March 31, 1999, the Company's income simulation model indicates net income would decrease by 0.32% and 6.22% in the first year and over a two year time frame, respectively, if rates decreased as described above, as compared to a decrease of 1.31% and 4.03%, respectively, at March 31, 1998. At March 31, 1999, the model projects that net income would decrease by 2.81% and 1.98% in the first year and over a two year time frame, respectively, if rates increased as described above, as compared to a decrease of 6.69% and 9.25%, respectively, at March 31, 1998. All of these net income projections are within an acceptable level of interest rate risk pursuant to the policy established by ALCO.

         In the event the Company's interest rate risk models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings.

         Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At March 31, 1999, the market value of equity model indicates an acceptable level of interest rate risk.

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

         Short-Term Borrowings

         Short-term borrowings, or other borrowed money, consist primarily of securities sold under agreements to repurchase and overnight lines of credit, and are used to meet short term funding needs. At March 31, 1999, short-term borrowings aggregated $134.8 million and had an average rate of 5.23%, as compared to $27.8 million at an average rate of 4.98% at December 31, 1998.

         Interest Earning Assets

         For the three month period ended March 31, 1999, interest earning assets increased $232.7 million from $4.91 billion to $5.15 billion. This increase was primarily in investment securities and the loan portfolio as described below.

         Loans

         During the first three months of 1999, loans increased $193.3 million from $2.25 billion to $2.44 billion. At March 31, 1999, loans represented 48% of total deposits and 43% of total assets. All segments of the loan portfolio experienced growth in the first three months of 1999, including loans secured by commercial real estate properties, commercial loans, and consumer loans.

         Investments

         In total, for the first three months of 1999, securities increased $49.4 million from $2.61 billion to $2.66 billion. Deposit growth and other funding sources were used to increase the Company's investment portfolio. The available for sale portfolio increased $215.2 million to $1.52 billion at March 31, 1999 from $1.31 billion at December 31, 1998, and the securities held to maturity portfolio decreased $134.7 million to $1.09 billion at March 31, 1999 from $1.22 billion at year-end 1998. In connection with the acquisitions of CFBC and PFC, management reclassified $91.0 million of investment securities from held to maturity to available for sale during the first quarter of 1999. Unrealized losses on those securities transferred were approximately $330 thousand. The portfolio of trading securities decreased $31.1 million from year-end 1998 to $54.2 million at March 31, 1999. At March 31, 1999, the average life of the investment portfolio was approximately 4.2 years, and the duration was approximately 3.2 years. At March 31, 1999, total securities represented 47% of total assets.

         Net Income

         Net income for the first quarter of 1999 was $15.5 million, an increase of $2.7 million or 21% over the $12.8 million recorded for the first quarter of 1998. On a per share basis, diluted net income for the first quarter of 1999 was $0.54 per common share compared to $0.46 per common share for the first quarter of 1998.

         Return on average assets (ROA) and return on average equity (ROE) for the first quarter of 1999 were 1.14% and 18.76%, respectively, compared to 1.14% and 17.25%, respectively, for the same 1998 period.

         Net Interest Income

         Net interest income totaled $55.2 million for the first quarter of 1999, an increase of $10.5 million or 24% from $44.6 million in the first quarter of 1998. The improvement in net interest income was due primarily to volume increases in the loan and investment portfolios.

         Noninterest Income

         Noninterest income totaled $27.7 million for the first quarter of 1999, an increase of $6.2 million or 29% from $21.5 million in the first quarter of 1998. The increase was due primarily to increased other operating income, which rose $4.1 million over the prior year, including increased revenues of $2.1 million from Commerce National Insurance Services, Inc. (Commerce Insurance), the Company's insurance brokerage subsidiary, and $1.5 million from CCMI. In addition, deposit charges and service fees increased $1.3 million over the first quarter of 1998 primarily due to higher transaction volumes. The Company also recorded $865 thousand in net investment securities gains in the first quarter of 1999.

         Noninterest Expense

         For the first quarter of 1999, noninterest expense totaled $57.5 million, an increase of $12.6 million or 28% over the same period in 1998. Contributing to this increase was new branch activity over the past twelve months, with the number of branches increasing from 89 at March 31, 1998 to 97 at March 31, 1999, and the expansion of Commerce Insurance and CCMI. With the addition of these new offices, staff, facilities, and related expenses rose accordingly. Other noninterest expenses rose $2.5 million over the first quarter of 1998. This increase resulted primarily from higher bank card-related service charges, increased business development expenses, and increased provisions for non-credit-related losses.

         The Company's operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 69.47% for the first three months of 1999 as compared to 67.30% for the same 1998 period. The Company's efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

         Loan and Asset Quality

         Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at March 31, 1999 were $14.5 million, or 0.26% of total assets compared to $14.7 million or 0.27% of total assets at December 31, 1998 and $18.4 million or 0.40% of total assets at March 31, 1998.

         Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at March 31, 1999 were $8.9 million or 0.36% of total loans compared to $8.6 million or 0.38% of total loans at December 31, 1998 and $12.4 million or 0.71% of total loans at March 31, 1998. At March 31, 1999, loans past due 90 days or more and still accruing interest amounted to $696 thousand compared to $945 thousand at December 31, 1998 and $1.2 million at March 31, 1998. Additional loans considered as potential problem loans by the Company's internal loan review department ($19.3 million at March 31, 1999) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

         Other real estate (ORE) at March 31, 1999 totaled $5.6 million compared to $6.1 million at December 31, 1998 and $6.0 million at March 31, 1998. These properties have been written down to the lower of cost or fair value less disposition costs.

         On pages xx and xx are tabular presentation showing detailed information about the Company's non-performing loans and assets and an analysis of the Company's allowance for loan losses and other related data for March 31, 1999, December 31, 1998, and March 31, 1998.

         Year 2000

         The Company began the process of preparing its computer systems and applications for the Year 2000 in 1996. The process involves identifying and resolving date recognition problems in computer systems and software, and to a lesser extent, other operating equipment, that could be caused by the date change from December 31, 1999 to January 1, 2000.

         The Company has completed its assessment of all business processes that could be affected by the Year 2000 issue. Each business process assessment included a review of the information systems used in that process, including hardware and software, involvement of third parties, and any other operating equipment. The Company licenses substantially all software used in conducting its business from third party vendors. All vendors have been contacted regarding the Year 2000 issue, and the Company continues to track the progress each vendor is making in reaching Year 2000 compliance. The Company is also working with significant customers and counterparties to monitor their Year 2000 efforts. The Company has all necessary changes in place and tested for all mission critical systems (those systems defined as absolutely essential to the daily business operation of the Company). Additionally, the Company has completed certification testing with most mission critical service providers. Changes for most remaining systems are in place and testing should be substantially completed by the end of the second quarter of 1999. Contingency plans will be completed and validated during the second quarter of 1999.

         The Company believes it is taking the appropriate steps to address all Year 2000 issues. Despite the Company's efforts to address the Year 2000 problem and develop contingency plans in the event of Year 2000 failures, including non-compliance by third parties (including loan customers), there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's financial position, results of operations, or relationships with customers, vendors, or others.

         The Company estimates the total cost of the Year 2000 compliance process, including internal and external personnel and any required hardware and software modifications, will not exceed $1.0 million.

         Forward-Looking Statements

         The Company may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Form 10-Q), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

The following summary presents information regarding non-performing loans and assets as of March 31, 1999 and the preceding four quarters: (dollar amounts in thousands)

                                                   March 31,        December 31,    September 30,     June 30,        March 31,
                                                      1999             1998            1998             1998             1998
                                                ---------------  ---------------  --------------  ---------------  ---------------
Non-accrual loans:
       Commercial                                      $2,821           $2,466          $2,417           $2,021           $2,638
       Consumer                                           846              831             782              851              949
       Real estate:
         Construction                                     115              189             587              603              613
         Mortgage                                       4,937            4,849           4,631            5,500            8,026
                                               ---------------  ---------------  --------------  ---------------  ---------------
             Total non-accrual loans                    8,719            8,335           8,417            8,975           12,226
                                               ---------------  ---------------  --------------  ---------------  ---------------

Restructured loans:
       Commercial                                          16               17              17               18               19
       Consumer
       Real estate:
         Construction
         Mortgage                                         117              217             104              109              114
                                               ---------------  ---------------  --------------  ---------------  ---------------
             Total restructured loans                     133              234             121              127              133
                                               ---------------  ---------------  --------------  ---------------  ---------------

       Total non-performing loans                       8,852            8,569           8,538            9,102           12,359
                                               ---------------  ---------------  --------------  ---------------  ---------------

Other real estate                                       5,645            6,081           5,409            5,649            6,029
                                               ---------------  ---------------  --------------  ---------------  ---------------

Total non-performing assets                            14,497           14,650          13,947           14,751           18,388
                                               ---------------  ---------------  --------------  ---------------  ---------------

Loans past due 90 days or more
       and still accruing                                 696              945           2,622            1,187            1,188
                                               ---------------  ---------------  --------------  ---------------  ---------------

Total non-performing assets and
       loans past due 90 days or more                 $15,193          $15,595         $16,569          $15,938          $19,576
                                               ===============  ===============  ==============  ===============  ===============

Total non-performing loans as a
       percentage of total period-end
       loans                                            0.36%            0.38%           0.41%            0.47%            0.71%

Total non-performing assets as a
       percentage of total period-end assets            0.26%            0.27%           0.27%            0.30%            0.40%

Total non-performing assets and loans
       past due 90 days or more as a
       percentage of total period-end assets            0.27%            0.29%           0.33%            0.32%            0.42%

Allowance for loan losses as a
       percentage of total non-performing
       loans                                             374%             365%            332%             293%             202%

Allowance for loan losses as a percentage
       of total period-end loans                        1.34%            1.37%           1.36%            1.36%            1.44%

Total non-performing assets and loans
       past due 90 days or more as a
       percentage of stockholders' equity and
       allowance for loan losses                           4%               4%              5%               5%               6%

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data: (dollar amounts in thousands)

                                                                                     Year
                                                  Three Months Ended                Ended
                                              ----------------------------
                                               03/31/99         03/31/98           12/31/98
                                              -----------       ----------        -----------
Balance at beginning of period                   $31,265          $24,150            $24,150
Provisions charged to operating expenses           2,184            1,437              8,762
                                              -----------       ----------        -----------
                                                  33,449           25,587             32,912

Recoveries on loans charged-off:
    Commercial                                       220               52                418
    Consumer                                          36               98                305
    Real estate                                        2                9                764
                                              -----------       ----------        -----------
Total recoveries                                     258              159              1,487

Loans charged-off:
    Commercial                                      (368)            (262)            (1,281)
    Consumer                                        (168)            (287)            (1,352)
    Real estate                                      (22)            (202)              (501)
                                              -----------       ----------        -----------
Total charge-offs                                   (558)            (751)            (3,134)
                                              -----------       ----------        -----------
Net charge-offs                                     (300)            (592)            (1,647)
                                              -----------       ----------        -----------

Balance at end of period                         $33,149          $24,995            $31,265
                                              ===========       ==========        ===========



Net charge-offs as a percentage of
average loans outstanding                           0.05  %          0.14  %            0.08  %


Item 3:  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------------------

See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation, Interest Rate Sensitivity and Liquidity.

                           PART II. OTHER INFORMATION







Item 6. Exhibits and Reports on Form 8-K


         No reports on Form 8-K were filed during the first quarter ended March 31, 1999.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            COMMERCE BANCORP, INC.
                                                 (Registrant)










May 14, 1999                                /s/ THOMAS J. SUKAY
  (Date)                                        THOMAS J. SUKAY
                                             SENIOR VICE PRESIDENT
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)