Form 10-K/A
period 1998-12-31
COMMERCE BANCORP INC /NJ/
filed 1999-07-14
CIK 715096

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

================================================================================

                                EXPLANATORY NOTE

     This Amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 26, 1999, is being filed to provide the financial disclosure required by the Securities and Exchange Commission Form 11-K for the Commerce Bancorp, Inc. 401(K) Retirement Plan.

                              Financial Statements
                           and Supplemental Schedules

                             Commerce Bancorp, Inc.
                             401(k) Retirement Plan

                  Year ended December 31, 1998 and period ended
                                December 31, 1997
                      with Report of Independent Auditors

                             Commerce Bancorp, Inc.
                             401(k) Retirement Plan

                              Financial Statements
                           and Supplemental Schedules

         Year ended December 31, 1998 and period ended December 31, 1997



                                    Contents


Report of Independent Auditors................................................1

Audited Financial Statements

Statement of Assets Available for Benefits, with Fund Information.............2
Statement of Changes in Assets Available for Benefits,
    with Fund Information.....................................................4
Notes to Financial Statements.................................................6


Supplemental Schedules

Line 27a--Assets Held for Investment Purposes................................12
Line 27d--Reportable Transactions............................................15

                         Report of Independent Auditors

The Board of Directors
Commerce Bancorp, Inc.

We have audited the accompanying statement of assets available for benefits of the Commerce Bancorp, Inc. 401(k) Retirement Plan (the "Plan") as of December 31, 1998 and 1997, and the related statement of changes in assets available for benefits for the periods presented herein. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for benefits of the Plan at December 31, 1998 and 1997 and the changes in its assets available for benefits for the periods presented herein, in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes as of December 31, 1998 and reportable transactions for the year then ended, are presented for purposes of additional analysis and are not a required part of the financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The Fund Information in the statement of assets available for benefits and the statement of changes in assets available for benefits is presented for purposes of additional analysis rather then to present the net assets available for benefits and the changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.


June 28, 1999

                                                       Commerce Bancorp, Inc.
                                                       401(k) Retirement Plan

                                  Statement of Assets Available for Benefits, with Fund Information

                                                          December 31, 1998

                                Domestic      Domestic   Domestic      Global       Commerce
                  Stable Value Conservative   Moderate  Aggressive   Aggressive      Stock     Self-Directed    Loan
                       Fund       Fund          Fund       Fund         Fund        Account       Accounts      Fund        Total

Assets
Investments at fair value:
   Mutual funds     $1,684,269   $597,154   $1,999,390   $3,187,009   $1,091,281                 $3,140,393              $11,699,496
    Bonds                                                                                           643,091                  643,091
   Commerce Bancorp, Inc.
      common stock                                                                 $4,517,401     8,918,602               13,436,003
   Other common stock                                                                             4,130,798                4,130,798
   Participant notes
      receivable                                                                                             $267,331        267,331
                   -----------------------------------------------------------------------------------------------------------------
Assets available
 for benefits       $1,684,269   $597,154   $1,999,390   $3,187,009   $1,091,281   $4,517,401   $16,832,884  $267,331    $30,176,719
                   =================================================================================================================



See accompanying notes.

                                                       Commerce Bancorp, Inc.
                                                       401(k) Retirement Plan

                            Statement of Assets Available for Benefits, with Fund Information (continued)

                                                          December 31, 1997

                                              Most     Moderate                          Commerce
                             Stable Value Conservative  Growth     Growth    Aggressive    Stock  Self-Directed  Loan
                                 Fund         Fund       Fund       Fund        Fund       Fund     Accounts     Fund       Total
Assets
Investments at fair value:
   Mutual funds                $1,842,692   $527,035   $749,477  $1,434,826  $1,163,890                                 $ 5,717,920
   Commerce Bancorp, Inc.
      common stock                                                                       $ 830,578  $457,024              1,287,602
   Other common stock                                                                                334,243                334,243
   Participant notes
      receivable                                                                                              $ 72,315       72,315
                              ------------------------------------------------------------------------------------------------------
Total investments               1,842,692    527,035    749,477   1,434,826   1,163,890    830,578   791,267    72,315    7,412,080


Contributions receivable              359      2,687      8,158      17,146      12,399      5,837     1,158                 47,744
                              ------------------------------------------------------------------------------------------------------

Assets available for benefits  $1,843,051   $529,722   $757,635  $1,451,972  $1,176,289   $836,415  $792,425   $72,315   $7,459,824
                              ======================================================================================================


See accompanying notes.

                                                       Commerce Bancorp, Inc.
                                                       401(k) Retirement Plan

                            Statement of Changes in Assets Available for Benefits, with Fund Information

                                                                          Year Ended December 31, 1998
                                                            Wheat First Union                                  Provident Mutual
                                        Stable        Most        Moderate                                    Stable      Domestic
                                         Value    Conservative     Growth       Growth      Aggressive         Value    Conservative
                                         Fund         Fund          Fund         Fund          Fund            Fund         Fund
 Additions to assets attributed
    Contributions:
      Participants                       $8,251       $44,237     $105,223     $247,152       $219,506         $79,309      $38,216
    Transfers in from other plans         7,086                                                              4,561,899


    Investment income:
      Net realized and unrealized
        appreciation
        in fair value of investments                   25,526      140,360      276,575        211,934          14,442       15,767
      Interest and dividends             20,333        14,840       17,640       11,081          5,430         112,085


 Deductions from assets attributed to:
    Benefits paid to participants      (141,645)     (218,382)    (108,242)    (141,692)      (142,031)       (674,337)      (2,282)
                                    -----------------------------------------------------------------------------------------------

 Net increase/(decrease) prior
    to interfund transfers             (105,975)     (133,779)     154,981      393,116        294,839       4,093,398       51,701

 Interfund transfers (net)           (1,737,076)     (395,943)    (912,616)  (1,845,088)    (1,471,128)     (2,409,129)     545,453
                                    -----------------------------------------------------------------------------------------------
 Net increase/(decrease)             (1,843,051)     (529,722)    (757,635)  (1,451,972)    (1,176,289)      1,684,269      597,154

 Assets available for benefits:
      Beginning of year               1,843,051       529,722      757,635    1,451,972      1,176,289               0            0
                                    -----------------------------------------------------------------------------------------------
      End of year                            $0            $0           $0           $0             $0      $1,684,269     $597,154
                                    ===============================================================================================




                                                  Provident Mutual

                                       Domestic     Domestic       Global       Commerce
                                       Moderate    Aggressive    Aggressive       Stock     Self-Directed     Loan
                                         Fund         Fund          Fund         Account      Accounts        Fund         Total

 Additions to assets attributed
    Contributions:
      Participants                     $144,192      $343,521      $155,651      $384,090    $    84,611                 $1,853,959
    Transfers in from other plans                                                 137,159     12,470,997    $153,340     17,330,481


    Investment income:
      Net realized and unrealized
        appreciation
        in fair value of                163,090       292,512       109,839       787,910      2,711,691                  4,749,646
      Interest and dividends                                                       25,833         71,364      14,299        292,905


 Deductions from assets attributed to:
    Benefits paid to participants        (1,213)       (1,640)          (69)      (70,071)        (8,492)                (1,510,096)
                                     ----------------------------------------------------------------------------------------------

 Net increase/(decrease) prior
    to interfund transfers              306,069       634,393       265,421     1,264,921     15,330,171     167,639     22,716,895

 Interfund transfers (net)            1,693,321     2,552,616       825,860     2,416,065        710,288      27,377              0
                                     ----------------------------------------------------------------------------------------------
 Net increase/(decrease)              1,999,390     3,187,009     1,091,281     3,680,986     16,040,459     195,016     22,716,895

 Assets available for benefits:
      Beginning of year                       0             0             0       836,415        792,425      72,315      7,459,824
                                     ----------------------------------------------------------------------------------------------
      End of year                    $1,999,390    $3,187,009    $1,091,281    $4,517,401    $16,832,884    $267,331    $30,176,719
                                     ==============================================================================================

    See accompanying notes.

                                                       Commerce Bancorp, Inc.
                                                       401(k) Retirement Plan

                      Statement of Changes in Assets Available for Benefits, with Fund Information (continued)

                                           Period from April 1, 1997 to December 31, 1997


                                            Most     Moderate                            Commerce    Self-
                          Stable Value  Conservative  Growth     Growth      Aggressive   Stock     Directed    Loan
                              Fund          Fund       Fund       Fund          Fund       Fund     Accounts    Fund        Total

Additions to assets attributed to:
   Contributions:
     Participants               $7,022    $63,547   $170,830     $356,977     $288,195   $144,389    $32,959             $1,063,919
   Transfers in from
     other plans             6,236,242                                                                       $  74,446    6,310,688


   Investment income:
     Net realized and unrealized
       appreciation (depreciation)
       in fair value of
       investments                           (894)   (16,792)     (37,947)     (54,045)   200,022    102,811                193,155
     Interest and dividends     64,610      3,675      7,993       17,834       15,612      1,706      1,747       955      114,132

Deductions from assets attributed to:
   Benefits paid to
     participants             (142,916)    (5,639)   (22,538)     (22,418)     (17,158)   (11,401)                         (222,070)


Net increase prior to interfund
   transfers                 6,164,958     60,689    139,493      314,446      232,604    334,716    137,517    75,401    7,459,824

Interfund transfers (net)   (4,321,907)   469,033    618,142    1,137,526      943,685    501,699    654,908    (3,086)


Net increase                 1,843,051    529,722    757,635    1,451,972    1,176,289    836,415    792,425    72,315    7,459,824


Assets available for benefits:
     Beginning of period
     End of period          $1,843,051   $529,722   $757,635   $1,451,972   $1,176,289   $836,415   $792,425   $72,315   $7,459,824


    See accompanying notes.

                             Commerce Bancorp, Inc.
                             401(k) Retirement Plan

                          Notes to Financial Statements

                                December 31, 1998


1. Description of Plan and Summary of Significant Accounting Policies

The following description of the Commerce Bancorp, Inc. 401(k) Retirement Plan (the "Plan") provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

General

The Plan, established April 1, 1997, is a defined contribution plan covering all eligible employees of Commerce Bancorp, Inc. (the "Company") who have at least one year of service and are age twenty-one or older. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The plan received a favorable determination from the Internal Revenue Service dated October 17, 1998.

Participants of two other employee benefit plans became eligible to participate in the Plan during 1998 as a result of the acquisitions by the Company of A.H. Williams & Co., Inc., and J.A. Montgomery, Inc. The net assets of the following plans were transferred into the plan during 1998:


Profit Sharing Plan of A.H. Williams & Co., Inc.                $ 13.3 million
J.A. Montgomery, Inc. 401(k) Profit Sharing Plan                   3.2 million


Contributions

Each year, participants may contribute up to 15% of pretax annual compensation (maximum $10,000 for 1998), as defined in the Plan. Participants may also contribute amounts representing distributions from other qualified retirement plans. The Company may, but is not obligated to, contribute a matching contribution for the plan year as determined by the board of directors. The Company has not contributed to the Plan since its inception.

                             Commerce Bancorp, Inc.
                             401(k) Retirement Plan

                    Notes to Financial Statements (continued)

1. Description of Plan and Summary of Significant Accounting Policies(continued)

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

Payment of Benefits

Benefits are payable upon retirement, death, disability, or termination of employment. Benefits are distributed to the participant or beneficiary in a lump-sum payment as provided in the provisions of the Plan. Included in assets available for benefits at December 31, 1998 and 1997 is $268,000 and $42,000, respectively, which represents amounts due to participants who have requested withdrawals.

                             Commerce Bancorp, Inc.
                             401(k) Retirement Plan

                    Notes to Financial Statements (continued)

1. Description of Plan and Summary of Significant Accounting Policies(continued)

Investment Options

Vernon W. Hill, II, President of the Company, and C. Edward Jordan, Jr., Executive Vice President of the Company, serve as trustees for the Plan. Participants may direct employer and employee contributions in any of six investment fund options offered by the Plan or they may elect to open accounts that allow participant-directed investments. The available fund options are as follows:

A. Stable Value Fund invests substantially all of its assets in investment grade bonds, including corporate, mortgage, and asset-backed bonds;

B. Domestic Conservative Fund invests approximately 45% of its assets in Provident Mutual's All Pro Diversified Bond Fund, 30% in Provident Mutual's All Pro Value Equity Fund, and 25% in Provident Mutual's Money Market Fund;

C. Domestic Moderate Fund invests approximately 40% of its assets in Provident Mutual's All Pro Diversified Bond Fund, 25% in Provident Mutual's All Pro Diversified Equity Fund, 15% in Provident Mutual's All Pro Equity Growth Fund, 15% in Provident Mutual's All Pro Value Equity Fund, and 5% in Provident Mutual's Money Market Fund;

D. Domestic Aggressive Fund invests approximately 35% of its assets in Provident Mutual's All Pro Diversified Equity Fund, 25% in Provident Mutual's All Pro Diversified Bond Fund, 20% in Provident Mutual's All Pro Equity Growth Fund, and 20% in Provident Mutual's All Pro Value Equity Fund;

E. Global Aggressive Fund invests approximately 30% of its assets in Provident Mutual's All Pro Diversified Equity Fund, 25% in Provident Mutual's All Pro Diversified Bond Fund, 15% in Provident Mutual's International Value Fund, 15% in Provident Mutual's All Pro Equity Growth Fund, and 15% in Provident Mutual's All Pro Value Equity Fund;

F.   Commerce Stock Fund invests in common stock of Commerce Bancorp, Inc.

                             Commerce Bancorp, Inc.
                             401(k) Retirement Plan

                    Notes to Financial Statements (continued)

1. Description of Plan and Summary of Significant Accounting Policies(continued)

Plan Termination

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, participants will become 100% vested in any previously unvested Company contributions.

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

                             Commerce Bancorp, Inc.
                             401(k) Retirement Plan

                    Notes to Financial Statements (continued)

2. Investments

The Plan's investments are held by Provident Mutual Life Insurance Company, with the exception of the Commerce Stock Fund and the Self-Directed Accounts, which are held by Janney Montgomery Scott. During the year ended December 31, 1998 and the period ended December 31, 1997, the Plan's investments at period end appreciated in fair value as follows:


                                                            Net Appreciation
                                     Fair Value at       In Fair Value During
                                    December 31, 1998          the Year
     -------------------------------------------------------------------------


*Stable Value Fund                  $ 1,684,269          $    14,442
Domestic Conservative Fund              597,154               15,767
*Domestic Moderate Fund               1,999,390              163,090
*Domestic Aggressive Fund             3,187,009              292,512
Global Aggressive Fund                1,091,281              109,839
*Commerce Stock Fund                  4,517,401              787,910
*Self-Directed Accounts              16,832,884            2,711,691
Loan Fund                               267,331                   --
                                    -----------          -----------
                                    $30,176,719          $ 4,095,251
                                    ===========          ===========


                                                           Net Appreciation
                                                             (Depreciation)
                                     Fair Value at       In Fair Value During
                                    December 31, 1997          the Period
     -------------------------------------------------------------------------

*Stable Value Fund                    $1,842,692          $       --
*Most Conservative Fund                  527,035                (894)
*Moderate Growth Fund                    749,477             (16,792)
*Growth Fund                           1,434,826             (37,947)
*Aggressive Fund                       1,163,890             (54,045)
*Commerce Stock Fund                     830,578             200,022
*Self-Directed Accounts                  791,267             102,811
Loan Fund                                 72,315                  --
                                      ----------          ----------
                                      $7,412,080          $  193,155
                                      ==========          ==========

* Indicates an investment which represents 5% or more of the fair value of assets available for benefits at period end.

                             Commerce Bancorp, Inc.
                             401(k) Retirement Plan

                    Notes to Financial Statements (continued)

3.  Subsequent Events

On January 15, 1999 Commerce Bancorp, Inc. acquired Community First Banking Company whose employees became eligible to participate in the Plan on that date. In addition, on January 15, 1999 Commerce Bancorp, Inc. acquired Prestige Financial Corp. whose employees became eligible to participate in the Plan on that date. In conjunction with these acquisitions approximately $2.7 million in assets were merged into the Plan.


4.  Year 2000

The Company relies on third-party service providers with respect to the operation of its Plan. In response to the Year 2000 issue, management has initiated formal communication with its significant service providers with respect to their state of readiness for the year 2000. The Company does not expect that the assets available for benefits of the Plan will be significantly affected by the costs of converting systems, as all costs will be incurred by third-party service providers and not passed on to the Plan.

                             Supplemental Schedules

                             Commerce Bancorp, Inc.
                             401(k) Retirement Plan

                  Line 27a--Assets Held for Investment Purposes

                                December 31, 1998

Identity of Issue                                   Shares or Units          Average Cost            Fair Value
Stable Value Fund*                                      1,600,944               $1,669,827              $1,684,269
Domestic Conservative Fund*                                45,616                  581,387                597,154
Domestic Moderate Fund*                                   135,735                1,836,300              1,999,390
Domestic Aggressive Fund*                                 211,215                2,984,497              3,187,009
Global Aggressive Fund*                                    72,495                  981,442              1,091,281
Commerce Stock Fund*+                                      86,044                3,529,469              4,517,401
JMS Money Market Fund                                   2,569,459                2,569,549              2,569,459
Commerce Bancorp, Inc.*+ ^                                169,878                6,447,312              8,918,602
Walt Disney Company ^                                         900                   30,627                 27,000
First Union Corporation ^                                     162                    9,558                  9,852
Microsoft Corporation ^                                     8,100                  885,938              1,123,369
Montgomery County IDA Bond                                160,000                  160,000                161,346
U. S. Treasury Strips ^                                   479,000                  342,043                376,545
Thistle Group Holdings                                     11,350                  105,797                109,244
Oracle Corp. ^                                                450                   10,832                 19,406
Oxford Health Plans, Inc. ^                                   250                    3,828                  3,719
Minnesota Power, Inc.                                         450                   19,625                 19,800
Newell Company                                                200                    8,800                  8,250
Pepsico Incorporated                                          200                    7,963                  8,175
Seacoast Financial Services                                 1,000                   10,000                 10,250
MFS Fund Class B                                            3,767                   49,988                 49,913
Massachusetts Investors Growth Class B                     19,811                  298,383                300,337
Premier Laser Systems                                       5,000                   11,188                  9,531
Compaq Computer Corp. ^                                       800                   24,678                 33,600
E*Trade Group, Inc.                                           100                    4,900                  4,680
Intel Corp.                                                   250                   19,801                 29,641
Home Depot, Inc.                                              450                   14,913                 27,504
Johnson & Johnson                                             156                   10,092                 13,083
Lucent Technologies ^                                       2,771                  239,408                304,637
Merck & Co.                                                   102                    9,879                 15,111
Vlasic Foods ^                                                 15                      308                    357
Van Kampen Equity Opportunity                              11,514                  120,004                126,309
ADC Telecomm, Inc.                                             50                    1,695                  1,738
Citigroup, Inc.                                               452                   23,150                 22,459
Invacare Corp.                                                100                    2,361                  2,400
MBNA Corp.                                                    150                    2,680                  3,722



Sunbeam Corp. ^                                               125                    1,258                    859
AT& T Corp. ^                                                 850                   53,376                 64,388
Acclaim Entertainment ^                                       500                    2,813                  6,125
Arcadia Financial ^                                           250                    1,734                    906
Cendant Corp. ^                                             1,425                   27,788                 27,520
Closure Medical Corp. ^                                       250                    6,125                  7,453
Conseco, Inc. ^                                             1,400                   63,515                 42,700
Espirito Santo Financial ^                                    800                   17,089                 15,650
Hearx Ltd. ^                                                1,000                    1,563                    563
Hilton Hotels Corp. ^                                         700                   12,374                 13,388
LSI Logic Corp. ^                                             800                   15,600                 12,900
Meritor Savings Bank ^                                      1,000                    3,190                  2,656
Motorola Inc. ^                                               500                   24,465                 30,531
National Media Corp. ^                                        500                      688                  5,344
PetSmart, Inc. ^                                              500                    5,015                  5,500
Scientific Atlanta, Inc. ^                                  1,000                   26,810                 22,813
Strategic Solutions Group ^                                   500                      156                     25
Boeing Co.                                                    400                   18,975                 13,050
Cisco Systems, Inc. ^                                       6,337                  239,550                588,153
Hubco, Inc.                                                   550                   19,353                 16,569
Summit Bancorp                                                450                   19,827                 19,659
TelSave.com Inc.                                            1,300                   19,748                 21,775
First Keystone Financial                                      100                    1,808                  1,450
Harrah's Entertainment ^                                      500                   11,750                  7,844
Indymac Mortgage Holdings ^                                   400                    9,300                  4,225
Mills Corp. ^                                                 400                    9,824                  7,950
Rhone Poulenc ^                                               500                   28,250                 25,125
Safeguard Scientifics Inc.                                    500                    9,781                 13,719
Systems & Computers Tech.                                   1,000                    9,000                 13,750
Agouron Pharmaceuticals                                       300                   14,768                 17,625
DaimlerChrysler                                               200                   19,386                 19,213
Universal Display Corp.                                     1,000                    4,349                  3,938
Darden Restaurants, Inc. ^                                  1,018                   16,858                 18,324
Heilig Meyers, Corp. ^                                      1,015                   12,751                  6,788
IBM ^                                                          36                    4,203                  6,638
Medaphis Corp. ^                                              500                    3,095                  1,641
Monsanto Company                                              200                    8,400                  9,500
Schlumberger Ltd. ^                                           501                   33,598                 23,234
Dell Computer Corp. ^                                      12,000                  398,550                878,250
Excite Inc.                                                 1,000                   39,954                 42,063
Lycos Inc.                                                  1,500                   64,148                 83,344
America OnLine                                                600                   45,672                 93,075
Doubleclick, Inc.                                             370                   18,777                 16,465
Charming Shoppes, Inc. ^                                    3,000                   14,250                 12,938
Genesis Health Ventures ^                                   2,000                   33,440                 17,000
Regent Assisted Living ^                                    2,000                   12,000                 10,000


Sovereign Bancorp                                           2,000                   18,211                 28,500
Fletcher, NC Revenue Bond                                 100,000                   95,000                105,200
Circus Circus Enterprise Inc.                                 400                    8,586                  4,525
Nike Inc. Class B                                             350                   16,158                 14,197
RJR Nabisco Holdings                                          450                   16,349                 13,359
Selective Insurance Group                                     500                   13,411                 10,063
Eaton Vance Income Trust                                   10,000                  100,000                 94,375
Loans   receivable   from   participants,   with
interest rates ragning from 6.5% to 12.25%                                                                267,331
                                                                                 ------------      --------------
                                                                                 $ 24,700,861      $   30,176,719
                                                                                 ============      ==============


* Indicates an investment which represents 5% or more of the fair value of assets available for benefits at period end.

+    Represents party-in-interest to the Plan.

^ Indicates an investment by which the reported cost basis above was the investment's fair market value at the date the investment was transferred into the Plan.

                             Commerce Bancorp, Inc.
                             401(k) Retirement Plan

                        Line 27d--Reportable Transactions

                         Period ended December 31, 1998

    Identity of Parties                                    Purchase         Selling        Cost of        Net Gain
     Involved                 Description of Assets         Price            Price      Assets Sold        (Loss)

Category I--Individual transactions in excess of 5% of plan assets

Wheat First Union            Sold interest in
Stable Value Fund              Stable Value Fund          $        -     $638,637       $638,637         $     -

Wheat First Union            Sold interest in
Stable Value Fund              Stable Value Fund                   -      508,415        508,415               -

Wheat First Union            Sold interest in
Stable Value Fund              Stable Value Fund                   -      514,863        514,863               -

Commerce Stock Fund*         Purchased interest in
                               Commerce Stock Fund           670,705            -              -               -

Commerce Stock Fund*         Purchased interest in
                               Commerce Stock Fund           415,769            -              -               -

Provident Mutual             Purchased interest in
Stable Value Fund              Stable Value Fund           6,139,137            -              -               -

Provident Mutual             Purchased interest in
Stable Value Fund              Stable Value Fund           3,217,088            -              -               -

Provident Mutual             Purchased interest in
Stable Value Fund              Stable Value Fund           1,313,804            -              -               -

Provident Mutual             Sold interest in
Stable Value Fund              Stable Value Fund                   -      544,576        544,576               -

Provident Mutual             Sold interest in
Stable Value Fund              Stable Value Fund                   -      695,670        695,670               -

Provident Mutual             Sold interest in
Stable Value Fund              Stable Value Fund                   -      698,386        698,386               -

Provident Mutual             Sold interest in
Stable Value Fund              Stable Value Fund                   -      373,926        373,926               -

Provident Mutual             Sold interest in
Stable Value Fund              Stable Value Fund                   -      594,609        594,609               -

Provident Mutual             Sold interest in
Stable Value Fund              Stable Value Fund                   -    1,057,680      1,057,680               -

Provident Mutual             Sold interest in
Stable Value Fund              Stable Value Fund                   -    1,298,774      1,298,774               -

Provident Mutual             Sold interest in
Stable Value Fund              Stable Value Fund                   -      720,488        720,488               -

Provident Mutual             Sold interest in
Stable Value Fund              Stable Value Fund                   -      449,669        449,669               -

Provident Mutual             Sold interest in
Stable Value Fund              Stable Value Fund                   -    1,113,681      1,113,681               -

Provident Mutual             Purchased interest in
Domestic Conservative Fund     Domestic Conservative Fund    373,926            -              -               -

Provident Mutual             Purchased interest in
Domestic Moderate Fund         Domestic Moderate Fund      1,057,680            -              -               -

Provident Mutual             Purchased interest in
Domestic Moderate Fund         Domestic Moderate Fund        449,669            -              -               -

Provident Mutual             Purchased interest in
Domestic Aggressive Fund       Domestic Aggressive Fund    1,298,774            -              -               -

Provident Mutual             Purchased interest in
Domestic Aggressive Fund       Domestic Aggressive Fund    1,113,681            -              -               -

Provident Mutual             Purchased interest in
Global Aggressive Fund         Global Aggressive Fund        594,609            -              -               -

Category III--A series of transactions in a security issue aggregating in excess of 5% of plan assets

Wheat First Union          23 purchase transactions;          38,565       1,829,277               -               -
Stable Value Fund          10 sales transactions

Wheat First Union          201 purchase transactions;        131,138         685,942         660,478          25,464
Most Conservative Fund     103 sales transactions

Wheat First Union          253 purchase transactions;        687,351       1,576,569       1,454,919         121,650
Moderate Growth Fund       125 sales transactions

Wheat First Union          241 purchase transactions;        519,624       2,225,797       1,992,027         233,770
Growth Fund                151 sales transactions

Wheat First Union          226 purchase transactions;        468,358       1,858,025       1,686,624         171,401
Aggressive Fund            154 sales transactions

Commerce Stock Fund *      40 purchase transactions;       2,262,012         148,235         105,871          42,364
                           10 sales transactions

Provident Mutual           41 purchase transactions;      10,805,169       9,262,606       9,262,606               -
Stable Value Fund          47 sales transactions

Provident Mutual           31 purchase transactions;         581,473             189             189               -
Domestic Conservative      2 sales transactions
Fund

Provident Mutual           36 purchase transactions;       1,837,859           1,818           1,818               -
Domestic Moderate Fund     5 sales transactions

Provident Mutual           36 purchase transactions;       2,915,186          20,207          20,207               -
Domestic Aggressive        12 sales transactions
Fund

Provident Mutual           35 purchase transactions;         842,171           2,190           2,190               -
Global Aggressive          3 sales transactions
Fund

There were no category II or IV transactions during the period.

* Indicates party-in-interest to the plan.

                                    SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report of Form 10-K for the year ended December 31, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.


                                           COMMERCE BANCORP, INC.




Date:  July 13, 1999                       By: /s/ Douglas J. Pauls
                                           -----------------------------
                                           Douglas J. Pauls
                                           Senior Vice President and Controller