Form 10-Q
period 1999-06-30
COMMERCE BANCORP INC /NJ/
filed 1999-08-12
CIK 715096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

                            Commission File #0-12874



                             COMMERCE BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            New Jersey                                  22-2433468
--------------------------------------------------------------------------------
 (State or other jurisdiction of             (IRS Employer Identification
  incorporation or organization)                          Number)


     Commerce Atrium, 1701 Route 70 East, Cherry Hill, New Jersey 08034-5400
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (609) 751-9000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X                                              No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.

        Common Stock                                         27,785,094
--------------------------------------------------------------------------------
     (Title of Class)                             (No. of Shares Outstanding
                                                           as of 8/06/99)

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                       Page
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets (unaudited)
              June 30, 1999 and December 31, 1998........................................................1

              Consolidated  Statements of Income  (unaudited) Three months ended
              June 30, 1999 and June 30, 1998 and six months ended
              June 30, 1999 and June 30, 1998............................................................2

              Consolidated Statements of Cash Flows (unaudited)
              Six months ended June 30, 1999 and
              June 30, 1998..............................................................................3

              Notes to Consolidated Financial Statements (unaudited).....................................4

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation.........................................................7

Item 3.       Quantitative and Qualitative Disclosures About Market Risk................................14

PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders.......................................15

Item 6.       Exhibits and Reports on Form 8-K..........................................................15


                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                  -----------------------------------------------------------------------------------------------
                                                                                   June 30,       December 31,
                                                                                 --------------------------------
                  (dollars in thousands)                                             1999              1998
                  -----------------------------------------------------------------------------------------------
Assets            Cash and due from banks                                            $293,453          $267,220
                  Federal funds sold                                                        0            10,395
                                                                                 -------------    --------------
                       Cash and cash equivalents                                      293,453           277,615
                  Loans held for sale                                                   8,701            22,418
                  Trading securities                                                  105,784            85,359
                  Securities available for sale                                     1,525,297         1,305,004
                  Securities held to maturity                                       1,022,378         1,220,874
                       (market value 06/99-$1,000,669; 12/98-$1,223,667)
                  Loans                                                             2,689,589         2,280,326
                       Less allowance for loan losses                                  34,868            31,265
                                                                                 -------------    --------------
                                                                                    2,654,721         2,249,061
                  Bank premises and equipment, net                                    167,545           147,448
                  Other assets                                                        142,151           116,411
                                                                                 -------------    --------------
                                                                                   $5,920,030        $5,424,190
                                                                                 =============    ==============

Liabilities       Deposits:
                       Demand:
                           Interest-bearing                                        $1,774,850        $1,682,958
                           Noninterest-bearing                                      1,244,679         1,162,126
                       Savings                                                      1,044,425           973,324
                       Time                                                         1,142,270         1,110,400
                                                                                 -------------    --------------
                           Total deposits                                           5,206,224         4,928,808

                  Other borrowed money                                                244,561            27,845
                  Other liabilities                                                    57,103            60,027
                  Obligation to Employee Stock Ownership Plan (ESOP)                      769             1,282
                  Trust Capital Securities - Commerce Capital Trust I                  57,500            57,500
                  Long-term debt                                                       23,000            23,000
                                                                                 -------------    --------------
                                                                                    5,589,157         5,098,462


Stockholders'     Common stock, 27,809,998 shares
Equity                 issued (27,373,983 shares in 1998)                              43,453            40,988
                  Capital in excess of par or stated value                            297,848           236,928
                  Retained earnings                                                    12,225            43,712
                  Accumulated other comprehensive income                             (20,260)             7,006
                                                                                 -------------    --------------
                                                                                      333,266           328,634
                  Less commitment to ESOP                                                 769             1,282

                  Less treasury stock, at cost                                          1,624             1,624
                                                                                 -------------    --------------
                           Total stockholders' equity                                 330,873           325,728
                                                                                 -------------    --------------

                                                                                   $5,920,030        $5,424,190
                                                                                 =============    ==============

See accompanying notes


                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

              ---------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended              Six Months Ended
                                                                        June 30,                       June 30,
                                                             ----------------------------------------------------------
              (dollars in thousands, except per share amounts)     1999           1998           1999           1998
              ---------------------------------------------------------------------------------------------------------
Interest      Interest and fees on loans                          $52,561        $40,727       $100,564        $78,155
income        Interest on investments                              40,767         39,258         79,774         77,549
              Other interest                                          228            329            384            856
                                                             -------------   ------------   ------------   ------------
                       Total interest income                       93,556         80,314        180,722        156,560
                                                             -------------   ------------   ------------   ------------

Interest      Interest on deposits:
expense            Demand                                          10,068          8,976         19,693         16,891
                   Savings                                          5,120          5,057          9,915         10,060
                   Time                                            14,678         15,465         29,685         30,371
                                                             -------------   ------------   ------------   ------------
                       Total interest on deposits                  29,866         29,498         59,293         57,322
              Interest on other borrowed money                      2,080            943          2,855          2,945
              Interest on long-term debt                            1,781          1,782          3,563          3,564
                                                             -------------   ------------   ------------   ------------
                       Total interest expense                      33,727         32,223         65,711         63,831
                                                             -------------   ------------   ------------   ------------

              Net interest income                                  59,829         48,091        115,011         92,729
              Provision for loan losses                             2,274          1,951          4,458          3,388
                                                             -------------   ------------   ------------   ------------
              Net interest income after provision for
                   loan losses                                     57,555         46,140        110,553         89,341

Noninterest   Deposit charges and service fees                     10,812          8,845         20,552         17,331
income        Other operating income                               16,249         12,847         33,377         25,844
              Net investment securities gains                         400            920          1,265            929
                                                             -------------   ------------   ------------   ------------
                       Total noninterest income                    27,461         22,612         55,194         44,104
                                                             -------------   ------------   ------------   ------------

Noninterest   Salaries                                             23,788         18,865         47,300         36,575
expense       Benefits                                              4,841          4,211          9,897          7,998
              Occupancy                                             5,207          4,191         10,300          8,562
              Furniture and equipment                               7,611          6,010         14,554         11,747
              Office                                                4,853          3,860         10,151          7,867
              Audit and regulatory fees and assessments               632            545          1,204          1,099
              Marketing                                             2,503          1,803          4,166          3,736
              Other real estate (net)                                 495            405            969            825
              Other                                                11,069          7,986         19,935         14,388
                                                             -------------   ------------   ------------   ------------
                       Total noninterest expenses                  60,999         47,876        118,476         92,797
                                                             -------------   ------------   ------------   ------------

              Income before income taxes                           24,017         20,876         47,271         40,648
              Provision for federal and state income taxes          8,001          7,327         15,774         14,316
                                                             -------------   ------------   ------------   ------------
              Net income                                           16,016         13,549         31,497         26,332
                                                             =============   ============   ============   ============

              Net  income per common and common equivalent share:
                       Basic                                        $0.58          $0.50          $1.14          $0.99
                                                             -------------   ------------   ------------   ------------
                       Diluted                                      $0.56          $0.48          $1.10          $0.94
                                                             -------------   ------------   ------------   ------------
              Average common and common equivalent
                 shares outstanding:
                       Basic                                       27,592         26,841         27,360         26,554
                                                             -------------   ------------   ------------   ------------
                       Diluted                                     28,652         28,123         28,585         27,980
                                                             -------------   ------------   ------------   ------------
              Cash dividends declared, common stock                 $0.22          $0.18          $0.43          $0.35
                                                             =============   ============   ============   ============

                                              See accompanying notes

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                  ------------------------------------------------------------------------------------------------------
                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                       ---------------------------------
                  (dollars in thousands)                                                     1999               1998
                  ------------------------------------------------------------------------------------------------------
Operating         Net income                                                               $31,497            $26,332
activities        Adjustments to reconcile net income to net cash
                     provided by operating activities:
                       Provision for loan losses                                             4,458              3,388
                       Provision for depreciation, amortization and accretion               15,194             12,092
                       Gains on sales of securities available for sale                      (1,265)              (911)
                       Proceeds from sales of mortgages held for sale                       67,111             42,429
                       Originations of mortgages held for sale                             (53,394)           (33,903)
                       Net loan (chargeoffs)                                                  (855)              (888)
                       Net increase in trading securities                                  (20,425)           (27,187)
                       Increase in other assets                                            (10,816)           (15,516)
                       (Decrease) increase in other liabilities                             (2,924)            20,618
                  ------------------------------------------------------------------------------------------------------
                             Net cash provided by financing activities                      28,581             26,454

Investing         Proceeds from the sales of securities available for sale                 201,469            266,330
activities        Proceeds from the maturity of securities available for sale              180,020            140,210
                  Proceeds from the maturity of securities held to maturity                153,592            145,930
                  Purchase of securities available for sale                               (552,775)          (398,057)
                  Purchase of securities held to maturity                                  (49,759)          (312,677)
                  Net increase in loans                                                   (415,169)          (298,407)
                  Proceeds from sales of loans                                               5,906              6,262
                  Purchases of premises and equipment                                      (30,560)           (24,112)
                  ------------------------------------------------------------------------------------------------------
                             Net cash used by financing activities                        (507,276)          (474,521)

Financing         Net increase in demand and savings deposits                              245,546            377,016
activities        Net increase in time deposits                                             31,870            161,113
                  Net increase(decrease) in other borrowed money                           216,716            (33,781)
                  Dividends paid                                                           (11,228)            (9,038)
                  Proceeds from issuance of common stock under
                  dividend reinvestment and other stock plans                               11,486              4,209
                  Issuance of common stock                                                                      9,432
                  Other                                                                        143                121
                  ------------------------------------------------------------------------------------------------------
                             Net cash provided by financing activities                     494,533            509,072

                  Increase in cash and cash equivalents                                     15,838             61,005
                  Cash and cash equivalents at beginning of year                           277,615            204,776
                  ------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of period                              $293,453           $265,781
                  ======================================================================================================

                  Supplemental  disclosures of cash flow information:
                     Cash paid during the period for:
                       Interest                                                            $65,543            $61,005
                       Income taxes                                                         12,553             14,350
                     Other noncash activities:
                       Transfer of securities to securities available for sale              91,010
                  ------------------------------------------------------------------------------------------------------

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

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the period ended December 31, 1998. The results for the three months ended June 30, 1999 and the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The consolidated financial statements include the accounts of Commerce Bancorp, Inc. and all of its subsidiaries, including Commerce Bank, N.A. (Commerce NJ), Commerce Bank/Pennsylvania, N.A., Commerce Bank/Shore, N.A., Commerce Bank/North, Commerce Bank/Central, N.A., Commerce Capital Trust I, Commerce National Insurance Services, Inc. (Commerce Insurance), and Commerce Capital Markets, Inc. (CCMI). All material intercompany transactions have been eliminated.

B.   Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

C.   Comprehensive Income

Total comprehensive income, which for the Company included net income and unrealized gains and losses on the Company's available for sale securities, amounted to $(5.4) million and $13.2 million, respectively, for the three months ended June 30, 1999 and 1998. For the six months ended June 30, 1999 and 1998, total comprehensive income was $4.2 million and $29.3 million, respectively.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

D.   Segment Information

Selected segment information is as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                       Three Months Ended
                                                    June 30, 1999                            June 30, 1998
                                        Community      Parent/                   Community      Parent/
                                          Banks         Other        Total         Banks         Other        Total
-------------------------------------------------------------------------------------------------------------------------
Net interest income                       $61,535       $(1,706)     $59,829       $49,615       $(1,524)     $48,091
Provision for loan losses                   2,274            --        2,274         1,951            --        1,951
                                      -----------------------------------------------------------------------------------

Net interest income after provision        59,261        (1,706)      57,555        47,664        (1,524)      46,140
Noninterest income                         15,459        12,002       27,461        14,409         8,203       22,612
Noninterest expense                        50,228        10,771       60,999        40,402         7,474       47,876
                                      -----------------------------------------------------------------------------------
Income before income taxes                 24,492          (475)      24,017        21,671          (795)      20,876
Income tax expense                          8,004            (3)       8,001         7,667          (340)       7,327
                                      -----------------------------------------------------------------------------------
Net income                                $16,488         $(472)     $16,016       $14,004         $(455)     $13,549
                                      ===================================================================================

Average assets (in millions)           $5,166,133      $594,205   $5,760,338    $4,297,344      $462,958   $4,760,302
                                      ===================================================================================

-------------------------------------------------------------------------------------------------------------------------
                                                  Six Months Ended                         Six Months Ended
                                                    June 30, 1999                            June 30, 1998
                                        Community      Parent/                   Community      Parent/
                                          Banks         Other        Total         Banks         Other        Total
-------------------------------------------------------------------------------------------------------------------------
Net interest income                      $118,334       $(3,323)    $115,011       $95,920       $(3,191)     $92,729
Provision for loan losses                   4,458            --        4,458         3,388            --        3,388
                                      -----------------------------------------------------------------------------------

Net interest income after provision       113,876        (3,323)     110,553        92,532        (3,191)      89,341
Noninterest income                         30,247        24,947       55,194        27,498        16,606       44,104
Noninterest expense                        97,322        21,154      118,476        78,728        14,069       92,797
                                      -----------------------------------------------------------------------------------
Income before income taxes                 46,801           470       47,271        41,302          (654)      40,648
Income tax expense                         15,333           441       15,774        14,588          (272)      14,316
                                      -----------------------------------------------------------------------------------
Net income                                $31,468           $29      $31,497       $26,714         $(382)     $26,332
                                      ===================================================================================

Average assets (in millions)           $4,970,813      $628,795   $5,599,608    $4,173,437      $443,873   $4,617,310
                                      ===================================================================================

E.   Recent Accounting Statement

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset or liability through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. FAS 133 becomes effective for the Company beginning January 1, 2001. Although early adoption is allowed in any quarterly period after June 1998, the Company has no plans to adopt FAS 133 prior to the effective date. Based on the Company's minimal use of derivatives at the current time, management does not expect the adoption of FAS 133 to have a significant effect on results of operations or the financial position of the Company. However, the impact from adopting FAS 133 will depend on the nature and purpose of the derivative instruments in use by the Company at that time.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

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

G.   Earnings Per Share

The calculation of earnings per share follows (in thousands, except for per share amounts):

                                                            Three Months Ended                  Six Months Ended
                                                                 June 30                            June 30
                                                   -------------------------------------------------------------------
                                                          1999              1998             1999              1998
----------------------------------------------------------------------------------------------------------------------
Basic:
Net income applicable to common stock                   $ 16,016          $ 13,549          $31,497           $26,332
                                                   ==============    ==============   ==============    ==============

Average common shares outstanding                         27,592            26,841           27,360            26,554
                                                   ==============    ==============   ==============    ==============

Net income per common share - basic                       $ 0.58            $ 0.50           $ 1.14            $ 0.99
                                                   ==============    ==============   ==============    ==============

Diluted:
Net income applicable to common stock
on a diluted basis                                      $ 16,016          $ 13,549          $31,497           $26,332
                                                   ==============    ==============   ==============    ==============

Average common shares outstanding                         27,592            26,841           27,360            26,554
Additional shares considered in diluted
computation assuming:
Exercise of stock options                                  1,060             1,282            1,225             1,215
Conversion of preferred stock                                                                                     211
                                                   ==============    ==============   ==============    ==============
Average common shares outstanding
on a diluted basis                                        28,652            28,123           28,585            27,980
                                                   ==============    ==============   ==============    ==============

Net income per common share - diluted                     $ 0.56            $ 0.48           $ 1.10            $ 0.94
                                                   ==============    ==============   ==============    ==============

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Resources

At June 30, 1999, stockholders' equity totaled $330.9 million or 5.59% of total assets, compared to $325.7 million or 6.01% of total assets at December 31, 1998.

The table below presents the Company's and Commerce NJ's risk-based and leverage ratios at June 30, 1999 and 1998:

                                                                             Per Regulatory Guidelines
                                                                 ---------------------------------------------------
                                               Actual                    Minimum              "Well Capitalized"
                                         Amount      Ratio         Amount      Ratio          Amount      Ratio
--------------------------------------------------------------------------------------------------------------------
June 30, 1999
Company
       Risk based capital ratios:
       Tier 1                             $404,078       11.41%     $141,636        4.00%      $212,453        6.00%
       Total capital                       457,346       12.92       283,271        8.00        354,089       10.00
     Leverage ratio                        404,078        7.01       230,516        4.00        288,146        5.00

Commerce NJ Risk based capital ratios:
       Tier 1                             $208,291       10.68%     $ 77,981        4.00%      $116,972        6.00%
       Total capital                       227,489       11.67       155,962        8.00        194,953       10.00
     Leverage ratio                        208,291        6.43       129,570        4.00        161,963        5.00

June 30, 1998
Company
     Risk based capital ratios:
       Tier 1                             $361,975       14.22%    $ 101,808        4.00%      $152,712        6.00%
       Total capital                       411,625       16.17       203,616        8.00        254,520       10.00
     Leverage ratio                        361,975        7.63       142,347        3.00        237,245        5.00

Commerce NJ Risk based capital ratios:
       Tier 1                             $185,102       12.86%     $ 57,569        4.00%      $ 86,353        6.00%
       Total capital                       200,314       13.92       115,137        8.00        143,922       10.00
     Leverage ratio                        185,102        6.50        85,464        3.00        142,441        5.00

At June 30, 1999, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes that as of June 30, 1999, the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

Deposits

Total deposits at June 30, 1999 were $5.21 billion, up $883.5 million, or 20% over total deposits of $4.32 billion at June 30, 1998, and up by $277.4 million, or 6% from year-end 1998. Deposit growth during the first six months of 1999 included core deposit growth in all categories as well as growth from the public sector. The Company experienced "same-store core deposit growth" of 20.1% at June 30, 1999 as compared to deposits a year ago for those branches open for more than two years.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

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

The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate 200 basis point change during the next year, with rates remaining constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 15% of net income in the flat rate scenario in the first year and within 30% over the two year time frame. At June 30, 1999, the Company's income simulation model indicates net income would increase by 0.70% and decrease by 6.04% in the first year and over a two year time frame, respectively, if rates decreased as described above, as compared to a decrease of 2.74% and 8.06%, respectively, at June 30, 1998. At June 30, 1999, the model projects that net income would decrease by 4.38% and 2.76% in the first year and over a two year time frame, respectively, if rates increased as described above, as compared to a decrease of 2.85% and 2.81%, respectively, at June 30, 1998. All of these net income projections are within an acceptable level of interest rate risk pursuant to the policy established by ALCO.

In the event the Company's interest rate risk models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At June 30, 1999, the market value of equity model indicates an acceptable level of interest rate risk.

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

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Short-Term Borrowings

Short-term borrowings, or other borrowed money, consist primarily of securities sold under agreements to repurchase and overnight lines of credit, and are used to meet short term funding needs. At June 30, 1999, short-term borrowings aggregated $244.6 million and had an average rate of 5.43%, as compared to $27.8 million at an average rate of 4.98% at December 31, 1998.

Interest Earning Assets

For the six month period ended June 30, 1999, interest earning assets increased $427.4 million from $4.91 billion to $5.35 billion. This increase was primarily in investment securities and the loan portfolio as described below.

Loans

During the first six months of 1999, loans increased $405.7 million from $2.25 billion to $2.65 billion. At June 30, 1999, loans represented 51% of total deposits and 45% of total assets. All segments of the loan portfolio experienced growth in the first six months of 1999, including loans secured by commercial real estate properties, commercial loans, and consumer loans.

Investments

In total, for the first six months of 1999, securities increased $42.2 million from $2.61 billion to $2.65 billion. Deposit growth and other funding sources were used to increase the Company's investment portfolio. The available for sale portfolio increased $220.3 million to $1.53 billion at June 30, 1999 from $1.31 billion at December 31, 1998, and the securities held to maturity portfolio decreased $198.5 million to $1.02 billion at June 30, 1999 from $1.22 billion at year-end 1998. In connection with the acquisitions of CFBC and PFC, management reclassified $91.0 million of investment securities from held to maturity to available for sale during the first quarter of 1999. Unrealized losses on those securities transferred were approximately $330 thousand. The portfolio of trading securities increased $20.4 million from year-end 1998 to $105.8 million at June 30, 1999. At June 30, 1999, the average life of the investment portfolio was approximately 4.4 years, and the duration was approximately 3.4 years. At June 30, 1999, total securities represented 45% of total assets.

Net Income

Net income for the second quarter of 1999 was $16.0 million, an increase of $2.5 million or 18% over the $13.5 million recorded for the second quarter of 1998. Net income for the first six months of 1999 was $31.5 million, an increase of $5.2 million or 20% over the $26.3 million recorded in the first six months of 1998. On a per share basis, diluted net income for the second quarter of 1999 and the first six months of 1999 were $0.56 and $1.10 per common share compared to $0.48 and $.94 per common share for the respective 1998 periods.

Return on average assets (ROA) and return on average equity (ROE) for the second quarter of 1999 were 1.11% and 18.98%, respectively, compared to 1.14% and 17.65%, respectively, for the same 1998 period. ROA and ROE for the first six months of 1999 were 1.12% and 18.87%, respectively, compared to 1.14% and 17.57% a year ago.

Net Interest Income

Net interest income totaled $59.8 million for the second quarter of 1999, an increase of $11.7 million or 24% from $48.1 million in the second quarter of 1998. Net interest income for the first six months of 1998 totaled $115.0 million, up $22.3 million or 24% from the first six months of 1998. The improvement in net interest income for both periods was due primarily to volume increases in the loan and investment portfolios.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Noninterest Income

Noninterest income totaled $27.5 million for the second quarter of 1999, an increase of $4.8 million or 21% from $22.6 million in the second quarter of 1998. The increase was due primarily to increased other operating income, which rose $3.4 million over the prior year, including increased revenues of $2.4 million from Commerce Insurance, the Company's insurance brokerage subsidiary, and $800 thousand from CCMI. In addition, deposit charges and service fees increased $2.0 million over the second quarter of 1998 primarily due to higher transaction volumes. The Company also recorded $400 thousand in net investment securities gains in the second quarter of 1999, as compared to $920 thousand a year ago.

For the first six months of 1999, noninterest income totaled $55.2 million, an increase of $11.1 million or 25% from $44.1 million in the first six months of 1998. Other operating income rose $7.5 million over the first six months of 1998, including increased revenues of $4.5 million from Commerce Insurance and $2.3 million from CCMI. Deposit charges and service fees rose $3.2 million over the prior year primarily due to higher transaction volumes, and the Company recorded $1.3 million in net investment securities gains in the first six months of 1999 as compared to $929 thousand a year ago.

Noninterest Expense

For the second quarter of 1999, noninterest expense totaled $61.0 million, an increase of $13.1 million or 27% over the same period in 1998. Contributing to this increase was new branch activity over the past twelve months, with the number of branches increasing from 89 at June 30, 1998 to 104 at June 30, 1999, and the growth of Commerce Insurance and CCMI. With the addition of these new offices, staff, facilities, and related expenses rose accordingly. Other noninterest expenses rose $3.1 million over the second quarter of 1998. This increase resulted primarily from higher bank card-related service charges, increased business development expenses, and increased provisions for non-credit-related losses.

For the first six months of 1999, noninterest expense totaled $118.5 million, an increase of $25.7 million or 28% over $92.8 million in the first six months of 1998. Contributing to this increase was new branch activity and the growth of Commerce National and CCMI as noted above. Other noninterest expenses rose $5.5 million over the first six months of 1998. This increase resulted primarily from higher bank card-related service charges, increased business development expenses, and increased provisions for non-credit-related losses.

The Company's operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 69.56% for the first six months of 1999 as compared to 67.67% for the same 1998 period. The Company's efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

Loan and Asset Quality

Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at June 30, 1999 were $13.4 million, or 0.23% of total assets compared to $14.7 million or 0.27% of total assets at December 31, 1998 and $14.8 million or 0.30% of total assets at June 30, 1998.

Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at June 30, 1999 were $9.3 million or 0.34% of total loans compared to $8.6 million or 0.38% of total loans at December 31, 1998 and $9.1 million or 0.47% of total loans at June 30, 1998. At June 30, 1999, loans past due 90 days or more and still accruing interest amounted to $693 thousand compared to $945 thousand at December 31, 1998 and $1.2 million at June 30, 1998. Additional loans considered as potential problem loans by the Company's internal loan review department ($20.6 million at June 30, 1999) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Other real estate (ORE) at June 30, 1999 totaled $4.1 million compared to $6.1 million at December 31, 1998 and $5.6 million at June 30, 1998. These properties have been written down to the lower of cost or fair value less disposition costs.

On pages 13 and 14 are tabular presentation showing detailed information about the Company's non-performing loans and assets and an analysis of the Company's allowance for loan losses and other related data for June 30, 1999, December 31, 1998, and June 30, 1998.

Year 2000

The Company began the process of preparing its computer systems and applications for the Year 2000 in 1996. The process involves identifying and resolving date recognition problems in computer systems and software, and to a lesser extent, other operating equipment, that could be caused by the date change from December 31, 1999 to January 1, 2000.

The Company has completed its assessment of all business processes that could be affected by the Year 2000 issue. Each business process assessment included a review of the information systems used in that process, including hardware and software, involvement of third parties, and any other operating equipment. The Company licenses substantially all software used in conducting its business from third party vendors. All vendors have been contacted regarding the Year 2000 issue, and the Company continues to track the progress each vendor is making in reaching Year 2000 compliance. The Company is also working with significant customers and counterparties to monitor their Year 2000 efforts. The Company has all necessary changes in place and tested for all mission critical systems (those systems defined as absolutely essential to the daily business operation of the Company). Additionally, the Company has completed certification testing with all mission critical service providers. Changes for 95% of the remaining systems are in place and testing has been substantially completed. Contingency plans have been completed and validated.

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

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

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

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

The following summary presents information regarding non-performing loans and assets as of June 30, 1999 and the preceding four quarters: (dollar amounts in thousands)

                                                    June 30,      March 31,    December 31,   September 30,    June 30,
                                                     1999           1999          1998            1998          1998
                                             --------------------------------------------------------------------------
Non-accrual loans:
   Commercial                                       $3,104        $2,821         $2,466         $2,417          $2,021
   Consumer                                            787           846            831            782             851
   Real estate:
     Construction                                      115           115            189            587             603
     Mortgage                                        5,144         4,937          4,849          4,631           5,500
                                             --------------------------------------------------------------------------
         Total non-accrual loans                     9,150         8,719          8,335          8,417           8,975
                                             --------------------------------------------------------------------------

Restructured loans:
   Commercial                                           16            16             17             17              18
   Consumer
   Real estate:
     Construction
     Mortgage                                          110           117            217            104             109
                                             --------------------------------------------------------------------------
         Total restructured loans                      126           133            234            121             127
                                             --------------------------------------------------------------------------

Total non-performing loans                           9,276         8,852          8,569          8,538           9,102
                                             --------------------------------------------------------------------------

Other real estate                                    4,118         5,645          6,081          5,409           5,649
                                             --------------------------------------------------------------------------

Total non-performing assets                         13,394        14,497         14,650         13,947          14,751
                                             --------------------------------------------------------------------------

Loans past due 90 days or more
   and still accruing                                  693           696            945          2,622           1,187
                                             --------------------------------------------------------------------------

Total non-performing assets and
   loans past due 90 days or more                  $14,087       $15,193        $15,595        $16,569         $15,938
                                             ==========================================================================

Total non-performing loans as a
   percentage of total period-end loans              0.34%         0.36%          0.38%          0.41%           0.47%

Total non-performing assets as a
   percentage of total period-end assets             0.23%         0.26%          0.27%          0.27%           0.30%

Total non-performing assets and loans
   past due 90 days or more as a
   percentage of total period-end assets             0.24%         0.27%          0.29%          0.33%           0.32%

Allowance for loan losses as a percentage
   of total non-performing loans                      376%          374%           365%           332%            293%

Allowance for loan losses as a percentage
   of total period-end loans                         1.30%         1.34%          1.37%          1.36%           1.36%

Total non-performing assets and loans
   past due 90 days or more as a
   percentage of stockholders' equity and
   allowance for loan losses                            4%            4%             4%             5%              5%


                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data: (dollar amounts in thousands)

                                                                                                       Year
                                                                    Six Months Ended                   Ended
                                                               06/30/99           06/30/98           12/31/98
                                                              -----------        -----------         ----------
Balance at beginning of period                                   $31,265            $24,150            $24,150
Provisions charged to operating expenses                           4,458              3,388              8,762
                                                              -----------        -----------         ----------
                                                                  35,723             27,538             32,912

Recoveries on loans charged-off:
Commercial                                                           366                173                418
Consumer                                                             119                191                305
Real estate                                                           68                 18                764
                                                              -----------        -----------         ----------
Total recoveries                                                     553                382              1,487

Loans charged-off:
Commercial                                                          (877)              (338)            (1,281)
Consumer                                                            (454)              (667)            (1,352)
Real estate                                                          (77)              (265)              (501)
                                                              -----------        -----------         ----------
Total charge-offs                                                 (1,408)            (1,270)            (3,134)
                                                              -----------        -----------         ----------
Net charge-offs                                                     (855)              (888)            (1,647)
                                                              -----------        -----------         ----------

Balance at end of period                                         $34,868            $26,650            $31,265
                                                              ===========        ===========         ==========

Net charge-offs as a percentage of
average loans outstanding                                           0.07%              0.10%              0.08%

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation, Interest Rate Sensitivity and Liquidity.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Securities Holders

                  The Annual Meeting of the Registrant's Shareholders was held on May 25, 1999. The only item of business acted upon at the Annual Meeting was the election of 12 directors for one year terms. The number of votes cast for, against, or withheld, was as follows:

                  (i)     Election of directors:

                  Name of                                                 (Withhold Authority)
                  Nominee                          For                          Against
                  -------                          ---                          -------
                  Vernon W. Hill, II           24,050,683                        92,791
                  C. Edward Jordan, Jr.        24,051,565                        91,909
                  David Baird, IV              24,064,076                        79,398
                  Robert C. Beck               23,988,092                       155,382
                  Jack R Bershad               23,981,932                       161,542
                  Joseph M. Buckelew           24,040,529                       102,945
                  Morton N. Kerr               24,044,719                        98,755
                  Steven M. Lewis              24,050,313                        93,161
                  Daniel J. Ragone             24,054,243                        89,231
                  William A. Schwartz, Jr.     24,064,834                        78,640
                  Joseph T. Tarquini, Jr       24,064,939                        78,535
                  Frank C. Videon, Sr.         24,052,008                        91,466


Item 6.           Exhibits and Reports on Form 8-K

                  No reports on Form 8-K were filed during the second quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           COMMERCE BANCORP, INC.
                                                (Registrant)










      August 12, 1999                       /s/ THOMAS J. SUKAY
          (Date)                              THOMAS J. SUKAY
                                             SENIOR VICE PRESIDENT
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)