Form 10-Q
period 1999-09-30
COMMERCE BANCORP INC /NJ/
filed 1999-11-15
CIK 715096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the quarter ended September 30, 1999

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


                                 (856) 751-9000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

    Common Stock                                             28,049,528
--------------------------------------------------------------------------------
  (Title of Class)                                (No. of Shares Outstanding
                                                          as of 11/08/99)

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets (unaudited)
        September 30, 1999 and December 31, 1998..............................1

        Consolidated  Statements of Income  (unaudited)
        Three months ended September 30, 1999 and
        September 30, 1998 and nine months ended
        September 30, 1999 and September 30, 1998.............................2

        Consolidated Statements of Cash Flows (unaudited)
        Nine months ended September 30, 1999 and
        September 30, 1998....................................................3

        Notes to Consolidated Financial Statements (unaudited)................4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation....................................7

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........14

PART II.OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.....................................15

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

-------------------------------------------------------------------------------------------------------------
                                                                         September 30,          December 31,
                                                                         ------------------------------------
      (dollars in thousands)                                                 1999                    1998
-------------------------------------------------------------------------------------------------------------
Assets
     Cash and due from banks                                              $   266,467           $   267,220
     Federal funds sold                                                                              10,395
                                                                          -----------           -----------
          Cash and cash equivalents                                           266,467               277,615
     Loans held for sale                                                        8,762                22,418
     Trading securities                                                        91,321                85,359
     Securities available for sale                                          1,741,290             1,305,004
     Securities held to maturity                                            1,106,248             1,220,874
          (market value 9/99-$1,071,559; 12/98-$1,223,667)
     Loans                                                                  2,741,788             2,280,326
          Less allowance for loan losses                                       35,918                31,265
                                                                          -----------           -----------
                                                                            2,705,870             2,249,061
     Bank premises and equipment, net                                         178,755               147,448
     Other assets                                                             180,967               116,411
                                                                          -----------           -----------
                                                                          $ 6,279,680           $ 5,424,190
                                                                          ===========           ===========

Liabilities
     Deposits:
          Demand:
          Interest-bearing                                                $ 1,927,121           $ 1,682,958
          Noninterest-bearing                                               1,283,468             1,162,126
     Savings                                                                1,032,247               973,324
     Time                                                                   1,261,898             1,110,400
                                                                          -----------           -----------
          Total deposits                                                    5,504,734             4,928,808

     Other borrowed money                                                     297,469                27,845
     Other liabilities                                                         54,203                60,027
     Obligation to Employee Stock Ownership Plan (ESOP)                           769                 1,282
     Trust Capital Securities - Commerce Capital Trust I                       57,500                57,500
     Long-term debt                                                            23,000                23,000
                                                                          -----------           -----------
                                                                            5,937,675             5,098,462

Stockholders'
Equity
     Common stock, 28,053,249 shares
          issued (27,373,983 shares in 1998)                                   43,833                40,988
     Capital in excess of par or stated value                                 306,944               236,928
     Retained earnings                                                         22,968                43,712
     Accumulated other comprehensive income                                   (29,347)                7,006
                                                                          -----------           -----------
                                                                              344,398               328,634
     Less commitment to ESOP                                                      769                 1,282

     Less treasury stock, at cost                                               1,624                 1,624
                                                                          -----------           -----------
          Total stockholders' equity                                          342,005               325,728
                                                                          -----------           -----------

                                                                          $ 6,279,680           $ 5,424,190
                                                                          ===========           ===========

See accompanying notes

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

    ----------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended                   Nine Months Ended
                                                                 September 30,                        September 30,
                                                          ----------------------------       -----------------------------
    (dollars in thousands, except per share amounts)         1999              1998              1999              1998
    ----------------------------------------------------------------------------------------------------------------------
Interest income
    Interest and fees on loans                            $ 55,664          $ 44,074          $156,228          $122,229
    Interest on investments                                 42,949            38,114           122,723           115,663
    Other interest                                             484               968               868             1,824
                                                          --------          --------          --------          --------
          Total interest income                             99,097            83,156           279,819           239,716
                                                          --------          --------          --------          --------

Interest expense
    Interest on deposits:
       Demand                                               11,914             8,981            31,607            25,872
       Savings                                               5,349             5,324            15,264            15,384
       Time                                                 14,999            16,392            44,684            46,763
                                                          --------          --------          --------          --------
          Total interest on deposits                        32,262            30,697            91,555            88,019
    Interest on other borrowed money                         2,074               604             4,929             3,549
    Interest on long-term debt                               1,782             1,782             5,345             5,346
                                                          --------          --------          --------          --------
          Total interest expense                            36,118            33,083           101,829            96,914
                                                          --------          --------          --------          --------

    Net interest income                                     62,979            50,073           177,990           142,802
    Provision for loan losses                                1,653             2,053             6,111             5,441
                                                          --------          --------          --------          --------
    Net interest income after provision for
      loan losses                                           61,326            48,020           171,879           137,361

Noninterest income
    Deposit charges and service fees                        11,272             8,897            31,824            26,228
    Other operating income                                  16,690            15,468            50,067            41,312
    Net investment securities gains                            270               991             1,535             1,920
                                                          --------          --------          --------          --------
          Total noninterest income                          28,232            25,356            83,426            69,460
                                                          --------          --------          --------          --------

Noninterest expense
    Salaries                                                26,158            20,897            73,458            57,472
    Benefits                                                 4,807             4,630            14,704            12,628
    Occupancy                                                5,765             4,769            16,065            13,331
    Furniture and equipment                                  8,336             6,174            22,890            17,921
    Office                                                   5,403             4,030            15,554            11,897
    Audit and regulatory fees and assessments                  738               610             1,942             1,709
    Marketing                                                2,735             2,039             6,901             5,775
    Other real estate (net)                                    454               320             1,423             1,145
    Other                                                   10,343             8,655            30,278            23,043
                                                          --------          --------          --------          --------
          Total noninterest expenses                        64,739            52,124           183,215           144,921
                                                          --------          --------          --------          --------

    Income before income taxes                              24,819            21,252            72,090            61,900
    Provision for federal and state income taxes             7,979             7,150            23,753            21,466
                                                          --------          --------          --------          --------
    Net income                                            $ 16,840          $ 14,102          $ 48,337          $ 40,434
                                                          ========          ========          ========          ========


    Net income per common and common
      equivalent share:
          Basic                                           $   0.61          $   0.52          $   1.75          $   1.51
                                                          --------          --------          --------          --------
          Diluted                                         $   0.58          $   0.50          $   1.68          $   1.44
                                                          --------          --------          --------          --------
    Average common and common equivalent
      shares outstanding:
          Basic                                             27,816            27,016            27,605            26,710
                                                          --------          --------          --------          --------
          Diluted                                           28,849            28,218            28,832            28,076
                                                          --------          --------          --------          --------
    Cash dividends declared, common stock                 $   0.22          $   0.38          $   0.65          $   0.73
                                                          ========          ========          ========          ========

See accompanying notes

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

        ----------------------------------------------------------------------------------------------------------
                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                  --------------------------------
        (dollars in thousands)                                                       1999                1998
        ----------------------------------------------------------------------------------------------------------
Operating
activities
        Net income                                                                 $  48,337           $  40,434
        Adjustments to reconcile net income to net cash
          provided by operating activities:
            Provision for loan losses                                                  6,111               5,441
            Provision for depreciation, amortization and accretion                    21,913              18,837
            Gains on sales of securities available for sale                           (1,535)             (1,902)
            Proceeds from sales of mortgages held for sale                            92,319              56,614
            Originations of mortgages held for sale                                  (78,663)            (48,734)
            Net loan (chargeoffs)                                                     (1,458)             (1,273)
            Net increase in trading securities                                        (5,962)            (45,881)
            Increase in other assets                                                 (44,783)            (37,389)
            (Decrease) increase in other liabilities                                  (5,824)             25,711
        ---------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                              30,455              11,858

Investing
activities
        Proceeds from the sales of securities available for sale                     250,179             321,960
        Proceeds from the maturity of securities available for sale                  240,316             319,031
        Proceeds from the maturity of securities held to maturity                    204,345             226,458
        Purchase of securities available for sale                                   (843,644)           (546,697)
        Purchase of securities held to maturity                                     (103,329)           (477,573)
        Net increase in loans                                                       (599,149)           (423,281)
        Proceeds from sales of loans                                                   7,919               7,523
        Purchases of premises and equipment                                          (47,567)            (32,410)
        ---------------------------------------------------------------------------------------------------------
               Net cash used by investing activities                                (890,930)           (604,989)

Financing
activities
        Net increase in demand and savings deposits                                  424,428             525,113
        Net increase in time deposits                                                151,498             296,317
        Net increase(decrease) in other borrowed money                               269,624            (191,550)
        Dividends paid                                                               (17,325)            (18,245)
        Proceeds from issuance of common stock under
           dividend reinvestment and other stock plans                                20,886               7,272
        Issuance of common stock                                                                           9,585
        Other                                                                            216                  59
        ---------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                             849,327             628,551

        (Decrease) increase in cash and cash equivalents                             (11,148)             35,420
        Cash and cash equivalents at beginning of year                               277,615             204,776
        ---------------------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of period                                 $ 266,467           $ 240,196
        =========================================================================================================


        Supplemental  disclosures of cash flow information:
           Cash paid during the period for:
             Interest                                                              $ 101,176           $  93,956
             Income taxes                                                             23,568              23,050
           Other noncash activities:
             Transfer of securities to securities available for sale                  91,010
             Securitization of loans                                                 129,768
        ---------------------------------------------------------------------------------------------------------

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

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the period ended December 31, 1998. The results for the three months ended September 30, 1999 and the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

C.   Comprehensive Income

Total comprehensive income, which for the Company included net income and unrealized gains and losses on the Company's available for sale securities, amounted to $7.8 million and $19.7 million, respectively, for the three months ended September 30, 1999 and 1998. For the nine months ended September 30, 1999 and 1998, total comprehensive income was $12.0 million and $43.4 million, respectively.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

D.   Segment Information

Selected segment information is as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                    Three Months Ended                          Three Months Ended
                                                    September 30, 1999                          September 30, 1998
                                         Community        Parent/                      Community      Parent/
                                           Banks           Other          Total          Banks         Other             Total
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                     $   64,741     $   (1,762)     $   62,979     $   51,639     $   (1,566)     $   50,073
Provision for loan losses                    1,653                          1,653          2,053                          2,053
                                        -----------------------------------------------------------------------------------------

Net interest income after provision         63,088         (1,762)         61,326         49,586         (1,566)         48,020
Noninterest income                          16,966         11,266          28,232         14,944         10,412          25,356
Noninterest expense                         54,397         10,342          64,739         43,469          8,655          52,124
                                        -----------------------------------------------------------------------------------------
Income before income taxes                  25,657           (838)         24,819         21,061            191          21,252
Income tax expense                           8,094           (115)          7,979          7,204            (54)          7,150
                                        -----------------------------------------------------------------------------------------
Net income                              $   17,563     $     (723)     $   16,840     $   13,857     $      245      $   14,102
                                        =========================================================================================

Average assets (in millions)            $5,431,034     $  592,980      $6,024,014     $4,479,574     $  482,005      $4,961,579
                                        =========================================================================================

---------------------------------------------------------------------------------------------------------------------------------
                                                     Nine Months Ended                            Nine Months Ended
                                                     September 30, 1999                           September 30, 1998
                                        Community         Parent/                     Community        Parent/
                                           Banks           Other          Total          Banks          Other           Total
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                     $  183,075     $   (5,085)     $  177,990     $  147,559     $   (4,757)     $  142,802
Provision for loan losses                    6,111                          6,111          5,441                          5,441
                                        -----------------------------------------------------------------------------------------

Net interest income after provision        176,964         (5,085)        171,879        142,118         (4,757)        137,361
Noninterest income                          47,213         36,213          83,426         42,442         27,018          69,460
Noninterest expense                        151,719         31,496         183,215        122,197         22,724         144,921
                                        -----------------------------------------------------------------------------------------
Income before income taxes                  72,458           (368)         72,090         62,363           (463)         61,900
Income tax expense                          23,427            326          23,753         21,792           (326)         21,466
                                        -----------------------------------------------------------------------------------------
Net income                              $   49,031     $     (694)     $   48,337     $   40,571     $     (137)     $   40,434
                                        =========================================================================================

Average assets (in millions)            $5,158,501     $  584,261      $5,742,762     $4,274,188     $  456,582      $4,730,770
                                        =========================================================================================


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

G.   Earnings Per Share

The calculation of earnings per share follows (in thousands, except for per share amounts):

                                             Three Months Ended      Nine Months Ended
                                                September 30,          September 30,
                                           -----------------------------------------------
                                              1999        1998       1999        1998
------------------------------------------------------------------------------------------
Basic:
Net income applicable to common stock       $16,840     $14,102     $48,337     $40,434
                                            =======     =======     =======     =======

Average common shares outstanding            27,816      27,016      27,605      26,710
                                            =======     =======     =======     =======

Net income per common share - basic         $  0.61     $  0.52     $  1.75     $  1.51
                                            =======     =======     =======     =======


Diluted:
Net income applicable to common stock
   on a diluted basis                       $16,840     $14,102     $48,337     $40,434
                                            =======     =======     =======     =======


Average common shares outstanding            27,816      27,016      27,605      26,710
Additional shares considered in diluted
   Computation assuming:
Exercise of stock options                     1,033       1,202       1,227       1,226
Conversion of preferred stock                                                       140
                                            -------     -------     -------     -------
Average common shares outstanding
   on a diluted basis                        28,849      28,218      28,832      28,076
                                            =======     =======     =======     =======

Net income per common share - diluted       $  0.58     $  0.50     $  1.68     $  1.44
                                            =======     =======     =======     =======


H.   Pending Acquisitions

On  July  27,  1999,  Commerce  Insurance,  the  Company's  insurance  brokerage subsidiary, reached an agreement in principle to acquire Mullaney Insurance Associates, Oakhurst, New Jersey. On October 27, 1999, the Company reached an agreement in principle to acquire Traber and Vreeland, Inc., Randolph, New Jersey. The acquisitons of these insurance brokerage agencies will be completed by the issuance of common stock of the Company totaling approximately 325,000 shares. The Company expects the acquisitions to close in the fourth quarter of 1999. The transactions will be accounted for as poolings of interests. However, the Company does not expect to restate the financial statements of the periods prior to the acquisitions, as the changes, in the aggregate, will be immaterial.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Resources

At September 30, 1999, stockholders' equity totaled $342.0 million or 5.45% of total assets, compared to $325.7 million or 6.01% of total assets at December 31, 1998.

The table below presents the Company's and Commerce NJ's risk-based and leverage ratios at September 30, 1999 and 1998:

                                                                             Per Regulatory Guidelines
                                                                  -------------------------------------------------
                                                  Actual                Minimum             "Well Capitalized"
                                            Amount      Ratio      Amount      Ratio       Amount          Ratio
-------------------------------------------------------------------------------------------------------------------
September 30, 1999
Company
  Risk based capital ratios:
      Tier 1                               $424,423     11.48%     $147,915     4.00%     $221,873         6.00%
      Total capital                         474,141     12.82       295,830     8.00       369,788        10.00
  Leverage ratio                            424,423      7.02       242,000     4.00       302,500         5.00

Commerce NJ
  Risk based capital ratios:
      Tier 1                               $212,741     10.31%     $ 82,527     4.00%     $123,791         6.00%
      Total capital                         232,317     11.26       165,055     8.00       206,319        10.00
  Leverage ratio                            212,741      6.35       134,007     4.00       167,509         5.00

September 30, 1998
Company
  Risk based capital ratios:
      Tier 1                               $370,401     13.62%     $108,753     4.00%     $163,130         6.00%
      Total capital                         417,119     15.34       217,506     8.00       271,883        10.00
  Leverage ratio                            370,401      7.50       148,190     3.00       246,983         5.00

Commerce NJ
  Risk based capital ratios:
      Tier 1                               $190,741     12.74%     $ 59,903     4.00%     $ 89,854         6.00%
      Total capital                         206,842     13.81       119,805     8.00       149,756        10.00
  Leverage ratio                            190,741      6.68        85,702     3.00       142,836         5.00

At September 30, 1999, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes that as of September 30, 1999, the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

Deposits

Total deposits at September 30, 1999 were $5.50 billion, up $898.7 million, or 20% over total deposits of $4.61 billion at September 30, 1998, and up by $575.9 million, or 12% from year-end 1998. Deposit growth during the first nine months of 1999 included core deposit growth in all categories as well as growth from the public sector. The Company experienced "same-store core deposit growth" of 17.5% at September 30, 1999 as compared to deposits a year ago for those branches open for more than two years.

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

The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate 200 basis point change during the next year, with rates remaining constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 15% of net income in the flat rate scenario in the first year and within 30% over the two year time frame. At September 30, 1999, the Company's income simulation model indicates net income would increase by 5.71% and 0.66% in the first year and over a two year time frame, respectively, if rates decreased as described above, as compared to a decrease of 2.40% and 10.05%, respectively, at September 30, 1998. At September 30, 1999, the model projects that net income would decrease by 8.92% and 6.67% in the first year and over a two year time frame, respectively, if rates increased as described above, as compared to a decrease of 6.13% and 5.98%, respectively, at September 30, 1998. All of these net income projections are within an acceptable level of interest rate risk pursuant to the policy established by ALCO.

In the event the Company's interest rate risk models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At September 30, 1999, the market value of equity model indicates an acceptable level of interest rate risk.

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

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Short-Term Borrowings

Short-term borrowings, or other borrowed money, consist primarily of securities sold under agreements to repurchase and overnight lines of credit, and are used to meet short term funding needs. At September 30, 1999, short-term borrowings aggregated $297.5 million and had an average rate of 5.56%, as compared to $27.8 million at an average rate of 4.98% at December 31, 1998.

Interest Earning Assets

For the nine month period ended September 30, 1999, interest earning assets increased $765.0 million from $4.92 billion to $5.69 billion. This increase was primarily in investment securities and the loan portfolio as described below.

Loans

During the first nine months of 1999, loans increased $456.8 million from $2.25 billion to $2.71 billion. At September 30, 1999, loans represented 49% of total deposits and 43% of total assets. All segments of the loan portfolio experienced growth in the first nine months of 1999, including loans secured by commercial real estate properties, commercial loans, and consumer loans.

During the third quarter of 1999, the Company securitized $129.8 million of residential mortgage loans, and included the securities in its held to maturity investment portfolio.

Investments

In total, for the first nine months of 1999, securities increased $327.6 million from $2.61 billion to $2.94 billion. Deposit growth and other funding sources were used to increase the Company's investment portfolio. The available for sale portfolio increased $436.3 million to $1.74 billion at September 30, 1999 from $1.31 billion at December 31, 1998, and the securities held to maturity portfolio decreased $114.6 million to $1.11 billion at September 30, 1999 from $1.22 billion at year-end 1998. In connection with the acquisitions of CFBC and PFC, management reclassified $91.0 million of investment securities from held to maturity to available for sale during the first quarter of 1999. Unrealized losses on those securities transferred were approximately $330 thousand. The portfolio of trading securities increased $6.0 million from year-end 1998 to $91.3 million at September 30, 1999. At September 30, 1999, the average life of the investment portfolio was approximately 5.5 years, and the duration was approximately 4.1 years. At September 30, 1999, total securities represented 47% of total assets.

Net Income

Net income for the third quarter of 1999 was $16.8 million, an increase of $2.7 million or 19% over the $14.1 million recorded for the third quarter of 1998. Net income for the first nine months of 1999 was $48.3 million, an increase of $7.9 million or 20% over the $40.4 million recorded in the first nine months of 1998. On a per share basis, diluted net income for the third quarter of 1999 and the first nine months of 1999 were $0.58 and $1.68 per common share compared to $0.50 and $1.44 per common share for the respective 1998 periods.

Return on average assets (ROA) and return on average equity (ROE) for the third quarter of 1999 were 1.12% and 20.32%, respectively, compared to 1.14% and 17.66%, respectively, for the same 1998 period. ROA and ROE for the first nine months of 1999 were 1.12% and 19.35%, respectively, compared to 1.13% and 17.61% a year ago.

Net Interest Income

Net interest income totaled $63.0 million for the third quarter of 1999, an increase of $12.9 million or 26% from $50.1 million in the third quarter of 1998. Net interest income for the first nine months of 1999 totaled $178.0 million, up $35.2 million or 25% from the first nine months of 1998. The improvement in net interest income for both periods was due primarily to volume increases in the loan and investment portfolios.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Noninterest Income

Noninterest income totaled $28.2 million for the third quarter of 1999, an increase of $2.9 million or 11% from $25.4 million in the third quarter of 1998. The increase was due to increased deposit charges and service fees, which rose $2.4 million over the third quarter of 1998 primarily due to higher transaction volumes. In addition, other operating income rose $1.2 million over the prior year, primarily from increased revenues from Commerce National. The Company also recorded $270 thousand in net investment securities gains in the third quarter of 1999, as compared to $991 thousand a year ago.

For the first nine months of 1999, noninterest income totaled $83.4 million, an increase of $13.9 million or 20% from $69.5 million in the first nine months of 1998. Other operating income rose $8.8 million over the first nine months of 1998, including increased revenues of $6.2 million from Commerce Insurance and $1.0 million from CCMI. Deposit charges and service fees rose $5.6 million over the prior year primarily due to higher transaction volumes, and the Company recorded $1.5 million in net investment securities gains in the first nine months of 1999 as compared to $1.9 million a year ago.

Noninterest Expense

For the third quarter of 1999, noninterest expense totaled $64.7 million, an increase of $12.6 million or 24% over the same period in 1998. Contributing to this increase was new branch activity over the past twelve months, with the number of branches increasing from 93 at September 30, 1998 to 111 at September 30, 1999, and the growth of Commerce Insurance and CCMI. With the addition of these new offices, staff, facilities, and related expenses rose accordingly. Other noninterest expenses rose $1.7 million over the third quarter of 1998. This increase resulted primarily from higher bank card-related service charges, increased business development expenses, and increased provisions for non-credit-related losses.

For the first nine months of 1999, noninterest expense totaled $183.2 million, an increase of $38.3 million or 26% over $144.9 million in the first nine months of 1998. Contributing to this increase was new branch activity and the growth of Commerce National and CCMI as noted above. Other noninterest expenses rose $7.2 million over the first nine months of 1998. This increase resulted primarily from higher bank card-related service charges, increased business development expenses, and increased provisions for non-credit-related losses.


The Company's operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 69.95% for the first nine months of 1999 as compared to 68.35% for the same 1998 period. The Company's efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

Loan and Asset Quality

Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at September 30, 1999 were $13.1 million, or 0.21% of total assets compared to $14.7 million or 0.27% of total assets at December 31, 1998 and $13.9 million or 0.27% of total assets at September 30, 1998.

Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at September 30, 1999 were $9.3 million or 0.34% of total loans compared to $8.6 million or 0.38% of total loans at December 31, 1998 and $8.5 million or 0.41% of total loans at September 30, 1998. At September 30, 1999, loans past due 90 days or more and still accruing interest amounted to $581 thousand compared to $945 thousand at December 31, 1998 and $2.6 million at September 30, 1998. Additional loans considered as potential problem loans by the Company's internal loan review department ($22.1 million at September 30, 1999) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Other real estate (ORE) at September 30, 1999 totaled $3.8 million compared to $6.1 million at December 31, 1998 and $5.4 million at September 30, 1998. These properties have been written down to the lower of cost or fair value less disposition costs.

The following pages include tabular presentations showing detailed information about the Company's non-performing loans and assets and an analysis of the Company's allowance for loan losses and other related data for September 30, 1999, December 31, 1998, and September 30, 1998.

Year 2000

The Company began the process of preparing its computer systems and applications for the Year 2000 in 1996. The process involves identifying and resolving date recognition problems in computer systems and software, and to a lesser extent, other operating equipment, that could be caused by the date change from December 31, 1999 to January 1, 2000.

The Company has completed its assessment of all business processes that could be affected by the Year 2000 issue. Each business process assessment included a review of the information systems used in that process, including hardware and software, involvement of third parties, and any other operating equipment. The Company licenses substantially all software used in conducting its business from third party vendors. All vendors have been contacted regarding the Year 2000 issue, and the Company continues to track the progress each vendor is making in reaching Year 2000 compliance. The Company is also working with significant customers and counterparties to monitor their Year 2000 efforts. The Company has all necessary changes in place and tested for all mission critical systems (those systems defined as absolutely essential to the daily business operation of the Company). Additionally, the Company has completed certification testing with all mission critical service providers. Changes for 98% of the remaining systems are in place and tested. Contingency plans have been completed and validated.

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

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

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

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

The following summary presents information regarding non-performing loans and assets as of September 30, 1999 and the preceding four quarters: (dollar amounts in thousands)

                                                  September 30,     June 30,         March 31,       December 31,     September 30,
                                                      1999            1999             1999              1998             1998
                                                 ----------------------------------------------------------------------------------
Non-accrual loans:
     Commercial                                     $ 2,827          $ 3,104          $ 2,821          $ 2,466          $ 2,417
     Consumer                                           748              787              846              831              782
     Real estate:
         Construction                                    55              115              115              189              587
         Mortgage                                     5,539            5,144            4,937            4,849            4,631
                                                 ----------------------------------------------------------------------------------
              Total non-accrual loans                 9,169            9,150            8,719            8,335            8,417
                                                 ----------------------------------------------------------------------------------

Restructured loans:
     Commercial                                          15               16               16               17               17
     Consumer
     Real estate:
         Construction
         Mortgage                                       108              110              117              217              104
                                                 ----------------------------------------------------------------------------------
              Total restructured loans                  123              126              133              234              121
                                                 ----------------------------------------------------------------------------------

Total non-performing loans                            9,292            9,276            8,852            8,569            8,538
                                                 ----------------------------------------------------------------------------------

Other real estate                                     3,799            4,118            5,645            6,081            5,409
                                                 ----------------------------------------------------------------------------------

Total non-performing assets                          13,091           13,394           14,497           14,650           13,947
                                                 ----------------------------------------------------------------------------------

Loans past due 90 days or more
     and still accruing                                 581              693              696              945            2,622
                                                 ----------------------------------------------------------------------------------

Total non-performing assets and
     loans past due 90 days or more                 $13,672          $14,087          $15,193          $15,595          $16,569
                                                 ==================================================================================

Total non-performing loans as a
     percentage of total period-end loans              0.34%            0.34%            0.36%            0.38%            0.41%

Total non-performing assets as a
     percentage of total period-end assets             0.21%            0.23%            0.26%            0.27%            0.27%

Total non-performing assets and loans
     past due 90 days or more as a
     percentage of total period-end assets             0.22%            0.24%            0.27%            0.29%            0.33%

Allowance for loan losses as a percentage
     of total non-performing loans                      387%             376%             374%             365%             332%

Allowance for loan losses as a percentage
     of total period-end loans                         1.31%            1.30%            1.34%            1.37%            1.36%

Total non-performing assets and loans
     past due 90 days or more as a
     percentage of stockholders' equity and
     allowance for loan losses                            4%               4%               4%               4%               5%

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data: (dollar amounts in thousands)

                                                      Nine Months Ended                  Year
                                                 ---------------------------             Ended
                                                 09/30/99           09/30/98           12/31/98
                                                 --------           --------           --------
Balance at beginning of period                   $ 31,265           $ 24,150           $ 24,150
Provisions charged to operating expenses            6,111              5,441              8,762
                                                 --------           --------           --------
                                                   37,376             29,591             32,912

Recoveries on loans charged-off:
Commercial                                            446                284                418
Consumer                                              193                240                305
Real estate                                            72                 24                764
                                                 --------           --------           --------
Total recoveries                                      711                548              1,487

Loans charged-off:
Commercial                                         (1,087)              (534)            (1,281)
Consumer                                             (805)              (966)            (1,352)
Real estate                                          (277)              (321)              (501)
                                                 --------           --------           --------
Total charge-offs                                  (2,169)            (1,821)            (3,134)
                                                 --------           --------           --------
Net charge-offs                                    (1,458)            (1,273)            (1,647)
                                                 --------           --------           --------

Balance at end of period                         $ 35,918           $ 28,318           $ 31,265
                                                 ========           ========           ========

Net charge-offs as a percentage of
average loans outstanding                            0.08%              0.09%              0.08%

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation, Interest Rate Sensitivity and Liquidity.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          No reports on Form 8-K were filed during the third quarter ended September 30, 1999.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           COMMERCE BANCORP, INC.
                                   -------------------------------------------
                                                 (Registrant)





      November 15, 1999                        /s/ THOMAS J. SUKAY
-----------------------------      -------------------------------------------
           (Date)                                THOMAS J. SUKAY
                                              SENIOR VICE PRESIDENT
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)