Form 10-K405
period 1999-12-31
COMMERCE BANCORP INC /NJ/
filed 2000-03-30
CIK 715096

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X}            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1999
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from ________________ to ________________.
                            Commission File #0-12874
                             COMMERCE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

         New Jersey                                    22-2433468
(State of other jurisdiction of          (I.R.S. Employee Identification Number)
 incorporation or organization)

             Commerce Atrium
           1701 Route 70 East                          08034-5400
       Cherry Hill, New Jersey                         (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: 856-751-9000

     Securities registered pursuant to Section 12(b) of the Act:

   Common Stock                                 New York Stock Exchange
  --------------                       -----------------------------------------
  Title of Class                       Name of Each Exchange on Which Registered

     Securities registered pursuant to Section 12(g) of the Act: None
                                ---------------
     Indicate by check mark whether the registrant ( 1 ) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.
     Indicate by check mark if disclosure of' delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of voting stock held by non-affiliates of the Registrant is $923,929,500.(1)
                                ---------------
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.
  Common Stock $1.5625 Par Value                       30,334,028
  ------------------------------          --------------------------------------
         Title of Class                   No. of Shares Outstanding as of 3/3/00
                                ---------------
                       DOCUMENTS INCORPORATED BY REFERENCE
     Parts II and IV incorporate certain information by reference from the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 (the "Annual Report"). Part III incorporates certain information by reference from the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders.
---------------
(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Registrant's Common Stock outstanding reduced by the amount of Common Stock held by officers, directors, and shareholders owning in excess of 10% of the Registrant's Common Stock multiplied by the last sale price for the Registrant's Common Stock on March 3, 2000. The information provided shall in no way be construed as an admission that the officer, director, or 10% shareholder in the Registrant may be deemed an affiliate of the Registrant or that he is the beneficial owner of' the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the recordkeeping purpose of the Securities and Exchange Commission.
================================================================================

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

Page
                                     Part I
Item 1.    Business...........................................................66
Item 2.    Properties.........................................................67
Item 3.    Legal Proceedings .................................................73
Item 4.    Submission of Matters to a Vote of Security  Holders (This
           item is omitted  since no matters were  submitted for security vote during the fourth quarter of 1999.)
                              Part II
Item 5.    Market for the Registrant's Common Stock and
           Related Stockholders Matters ......................................35
Item 6.    Selected Financial Data ...........................................23
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .........................................24
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ........33
Item 8.    Financial Statements and Supplementary Financial Data .............37
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure
           (This item is omitted since it is not applicable)
                             Part III
Item 10.   Directors and Executive Officers of the Registrant
Item 11.   Executive Compensation
Item 12.   Security Ownership of Certain Beneficial Owners and Management
Item 13.   Certain Relationships and Related Transactions
           (The information required by the items in this part has been omitted since it will be contained in the definitive proxy statement to be filed pursuant to Regulation 14A.)
                              Part IV
Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K ...............................................63

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

                       10.7 Lease between the Company and Astoria Associates, relating to the Company's and Commerce NJ's headquarters facilities. (B)
                       10.8 Ground lease, dated April 15, 1986, between Commerce NJ and U.S. Equities, relating to one of Commerce NJ's branch offices in Washington Township, New Jersey. (D)
                       10.9 Ground lease, dated February 1, 1988, between Commerce NJ and Diversified Properties of New Jersey, relating to one of Commerce NJ's branch offices in Washington Township, New Jersey. (D)
                      10.10 Ground lease, dated February 15, 1988, between Commerce NJ and Diversified Properties of New Jersey, relating to one of Commerce NJ's branch offices in Cherry Hill, New Jersey. (D)
                     *10.11 The Company's 1989 Stock Option Plan for Non-Employee Directors. (E)
                     *10.12 A copy of employment contracts with Vernon W. Hill, II, C. Edward Jordan, Jr., and Peter Musumeci, Jr., dated January 2, 1992. (G)
                     *10.13 A copy of the Retirement Plan for Outside Directors of Commerce Bancorp, Inc. (H)
                     *10.14  The Company's 1994 Employee Stock Option Plan. (J)
                      10.15 Term Loan Agreement between Commerce Bancorp, Inc. Employee Stock Ownership Trust and Mellon Bank, N.A. dated as of November 29, 1994. (J)
                     *10.16 The Company's 1997 Employee Stock Option Plan. (L) *10.17 A copy of employment contracts with Dennis M.
                             DiFlorio and Robert D. Falese dated January 1, 1998. (N)
                      10.18 Ground lease, dated June 1, 1994, between Commerce NJ and Absecon Associates, L.L.C., relating to Commerce NJ's branch office in Absecon, New Jersey.
                             (N)
                      10.19 Ground lease, dated September 11, 1995, between Commerce Shore and Whiting Equities, L.L.C., relating to Commerce Shore's branch office in Manchester Township, New Jersey. (N)
                      10.20 Ground lease, dated November 1, 1995, between Commerce NJ and Evesboro Associates, L.L.C., relating to Commerce NJ's branch office in Evesham Township, New Jersey. (N)
                      10.21 Ground lease, dated October 1, 1996, between Commerce NJ and Triad Equities, L.L.C., relating to one of Commerce NJ's branch offices in Gloucester Township, New Jersey. (N)
                      10.22 Ground lease, dated October 11, 1996, between Commerce PA and Plymouth Equities, L.L.C., relating to Commerce PA's branch office in Plymouth Township, PA. (N)
                      10.23 Ground lease, dated January 16, 1998, between Commerce NJ and Ewing Equities, L.L.C., relating to Commerce NJ's branch in Ewing, New Jersey. (P)
                     *10.24 The Company's 1998 Stock Option Plan for Non-Employee Directors. (O)
                      10.25 Ground lease, dated July 31, 1998, between Commerce NJ and English Creek Properties, L.L.C., relating to Commerce NJ's branch in Egg Harbor Township, New Jersey. (P)
                      10.26 Ground lease, dated November 30, 1998, between Commerce Shore and Brick/Burnt Tavern Equities, L.L.C., relating to Commerce Shore's branch office in Brick, New Jersey.
                      10.27 Ground lease, dated November 30, 1998, between Commerce Shore and Aberdeen Equities, L.L.C., relating to Commerce Shore's branch office in Aberdeen, New Jersey.
                      10.28 Ground lease, dated November 30, 1998, between Commerce NJ and Hamilton/Wash Properties, L.L.C., relating to Commerce NJ's branch office in Hamilton Township, New Jersey.
                      10.29 Ground lease, dated April 2, 1999, between Commerce PA and Abington Equities, L.L.C., relating to Commerce PA's branch office in Abington Township, Pennsylvania.
                      11.1   Computation of Net Income Per Share..............51
                      13.1 The Registrant's Annual Report to Shareholders for its fiscal year ended December 31,1999.
                      21.1 Subsidiaries of the Company (incorporated by reference from PART I, Item 1. "BUSINESS" of this
                             Report on Form 10-K.)............................66
                      23.1   Consent of Ernst & Young LLP.
                      27.1   The Registrant's Financial Data Schedule.

                      --------------
                      (A) Incorporated by reference from the Company's Registration Statement on Form S-1, and Amendments Nos. I and 2 thereto (Registration No. 2-94189).

                      (B) Incorporated by reference from the Company's Registration Statement on Form S-2 (Registration No 33-12603).
                      (C) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
                      (D) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
                      (E) Incorporated by reference from the Company's Registration Statement on Form S-2 and Amendments Nos. 1 and 2 thereto (Registration No. 33-31042).
                      (F) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
                      (G) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
                      (H) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
                      (I) Incorporated by reference from the Company's Registration Statement on Form S-2 and Amendments Nos. 1 and 2 thereto (Registration No. 33-62702).
                      (J) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
                      (K) Incorporated by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-10771).
                      (L) Incorporated by reference from the Company's Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, Exhibit A thereto.
                      (M) Incorporated by reference from the Company's Registration Statement on Form S-3 (Registration No. 333-28311).
                      (N) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
                      (O) Incorporated by reference from the Company's Definitive Proxy Statement for its 1998 Annual
                             Meeting of Shareholders, Exhibit A thereto.
                      (P)    Incorporated by reference from the Company's Annual
                             Report on Form 10-K for the fiscal year ended
                             December 31, 1998.
                             * Management contract or compensation plan or
                               arrangement.
           (b) There were no reports on Form 8-K filed in the fourth quarter of 1999.
           (c)(d) Exhibits and Financial Statement Schedules - All other exhibits and schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.
Item 15.   Signatures.........................................................74

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

        These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company's control). The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System (the "FRB"); inflation; interest rates, market and monetary fluctuations; the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers; the willingness of customers to substitute competitors' products and services for the Company's products and services and vice versa; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; future acquisitions; the expense savings and revenue enhancements from acquisitions being less than expected; the growth and profitability of the Company's noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

        The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

General

        The Company is a New Jersey business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). The Company was incorporated on December 9, 1982 and became an active bank holding company on June 30, 1983 through the acquisition of 100% of the outstanding shares of Commerce Bank, N.A. ("Commerce, NJ"). On January 2, 1987, the Company acquired all of the outstanding shares of Commerce Bank/Pennsylvania, N.A. ("Commerce PA"). On December 31, 1988 the Company acquired all of the outstanding shares of Citizens State Bank of New Jersey, Forked River, which was subsequently converted to a national charter and renamed Commerce Bank/Shore, N.A. ("Commerce Shore"). On September 30, 1993, the Company acquired all of the outstanding shares of The Coastal Bank, Ocean City, New Jersey, ("Coastal") which was merged into Commerce NJ. Effective January 21, 1997, the Company acquired Independence Bancorp, Inc., a bank holding company headquartered in Bergen County, New Jersey. Independence Bancorp, Inc.'s wholly-owned state-chartered bank subsidiary, Independence Bank of New Jersey, was subsequently renamed Commerce Bank/North ("Commerce North"). Effective January 15, 1999, the Company acquired Community First Banking Company ("CFBC"), a one-bank holding company headquartered in Tinton Falls, New Jersey. CFBC's wholly-owned bank subsidiary, Tinton Falls State Bank, was merged with and into Commerce Shore. At the time of acquisition, Tinton Falls State Bank had six branch offices in Monmouth County, New Jersey, and approximately $201 million in assets. Also effective January 15, 1999, the Company acquired Prestige Financial Corp. ("PFC"), a one-bank holding company headquartered in Flemington, New Jersey. PFC's wholly-owned state-chartered bank subsidiary, Prestige State Bank, was subsequently re-chartered as a national bank and renamed Commerce Bank/Central, N.A. ("Commerce Central"). At the time of acquisition, Prestige State Bank had seven branches in Hunterdon and Somerset Counties, New Jersey, and had approximately $328 million in assets. In 1998, the Company received regulatory approvals to open Commerce Bank/Delaware, N.A. ("Commerce Delaware"). Commerce Delaware's first branch opened in New Castle County, Delaware, on December 18, 1999.

        On  November  15,  1996,  two  insurance  brokerage  agencies,  Keystone
National Companies, Inc., Cherry Hill, New Jersey, and Morales, Potter & Buckelew, Inc., t/a Buckelew & Associates, Toms River, New Jersey, were acquired by the Company and thereafter merged to form Commerce National Insurance Services, Inc. ("Commerce Insurance"). Commerce Insurance is currently a wholly-owned subsidiary of Commerce North. In December 1996, Chesley & Cline, Inc., Mount Holly, New Jersey, was merged with and into Commerce Insurance. In January 1997, Colkate, Inc., t/a The Morrissey Agency, Mt. Laurel, New Jersey, was merged with and into Commerce Insurance. In December 1997, Joseph J. Reinhart and Associates, Inc., Cherry Hill, NJ, a risk/loss management and loss investigation consulting firm, and Associated Insurance Management Inc., Haddonfield, NJ, an employee and executive benefit consulting firm, were merged with and into Commerce Insurance. In August 1998, J.A. Montgomery, Inc., Wilmington, DE, an insurance brokerage agency, was merged with and into Commerce Insurance. In

November, 1999, Mullaney Insurance Associates, Oakhurst, NJ, an insurance brokerage agency, was merged with and into Commerce Insurance. In January, 2000, Traber and Vreeland, Inc., Randolph, NJ, an insurance brokerage agency, was merged with and into Commerce Insurance.

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

        Except as otherwise indicated, all references herein to the Company include Commerce NJ, Commerce PA, Commerce Shore, Commerce North, Commerce Central, Commerce Delaware, Commerce Capital Trust I, Commerce Insurance, and CCMI.

        The Company's principal executive offices are located at Commerce Atrium, 1701 Route 70 East, Cherry Hill, New Jersey 08034-5400, and its telephone number is (856) 751-9000.

        The total number of full-time equivalent persons employed by the Company was 3,487 as of December 31, 1999. The Company believes that its relationship with its employees is good.

Commerce NJ

        Commerce NJ provides retail and commercial banking services through 48 retail branch offices in Camden, Burlington, Gloucester, Mercer, Atlantic, and Cape May Counties in New Jersey. Commerce NJ' s deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

        As of December 31, 1999, Commerce NJ had total assets of $3.612 billion, total deposits of $3.008 billion, and total stockholders' equity of $203.5 million.

   Service Area

        Commerce NJ's primary service area includes Burlington, Camden, Gloucester, Mercer, Atlantic and Cape May Counties, New Jersey. Commerce NJ has attempted to locate its branches in the fastest growing communities within its service area. Retail deposits gathered through these focused branching activities are used to support Commerce NJ's lending throughout Southern New Jersey.

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

   Commercial Banking Activities

        Commerce NJ offers a broad range of commercial banking services, including free checking accounts (subject to minimum balance), night depository facilities, money market accounts, certificates of deposit, short-term loans for seasonal or working capital purposes, term loans for fixed assets and expansion purposes, revolving credit plans and other commercial loans to fit the needs of its customers. Commerce NJ also finances the construction of business properties and makes real estate mortgage loans on completed buildings. Where the needs of a customer exceed Commerce NJ's legal lending limit for any one customer (approximately $36.9 million as of December 31, 1999), Commerce NJ may participate with other banks, including Commerce PA, Commerce Shore, Commerce North, Commerce Central, and Commerce Delaware in making a loan.

Commerce PA

        In 1987, the Company acquired all of the issued and outstanding shares of capital stock of Commerce PA. As a result of this transaction, Commerce PA became a wholly-owned subsidiary of the Company.

        Commerce PA was organized as a national bank on December 28, 1983 and commenced operations on June 29, 1984. As of December 31, 1999, Commerce PA had total assets of $990.1 million, total deposits of $880.6 million and total stockholders' equity of $51.4 million.

        Commerce PA provides retail and commercial banking services through 27 retail branch offices in Philadelphia, Bucks, Chester, Delaware and Montgomery Counties in Southeastern Pennsylvania. Commerce PA's deposits are insured by the FDIC.

        Commerce PA generally provides the same retail and commercial banking services and products as Commerce NJ, Commerce Shore, Commerce North, Commerce Central, and Commerce Delaware. Commerce PA offers trust services similar to those offered by Commerce NJ.

Commerce Shore

        In 1988, the Company acquired all of the issued and outstanding shares of capital stock of Commerce Shore. As a result of this transaction, Commerce Shore became a wholly-owned subsidiary of the Company.

        Commerce Shore was organized as a state-chartered bank on December 8, 1972 and commenced operations on January 29, 1973. In 1989, Commerce Shore converted to a national charter. As of December 31, 1999, Commerce Shore had total assets of $876.7 million, total deposits of $791.6 million and total stockholders' equity of $51.3 million.

        Commerce Shore provides retail and commercial banking services through 23 retail branch offices in Ocean and Monmouth Counties, New Jersey. Commerce Shore's deposits are insured by the FDIC.

        Commerce Shore generally provides the same retail and commercial banking services and products as Commerce NJ, Commerce PA, Commerce North, Commerce Central, and Commerce Delaware. Commerce Shore does not offer trust services.

Commerce North

        In 1997, the Company acquired Independence Bancorp, Inc. As a result of this transaction, Independence Bancorp Inc.'s wholly-owned state-chartered bank subsidiary, Independence Bank of New Jersey, became a wholly-owned subsidiary of the Company, and was subsequently renamed Commerce North.

        Commerce North was organized as a state-chartered bank in 1974 and commenced operations in 1975. As of December 31, 1999, Commerce North had total assets of $812.7 million, total deposits of $666.1 million, and total stockholders' equity of $43.7 million.

        Commerce North provides retail and commercial banking services through 14 retail branch offices in Bergen and Passaic Counties, New Jersey. Commerce North's deposits are insured by the FDIC.

        Commerce North generally provides the same retail and commercial banking services and products as Commerce NJ, Commerce PA, Commerce Shore, Commerce Central, and Commerce Delaware. Commerce North does not offer trust services.

Commerce Central

        Effective January 15, 1999, the Company acquired Prestige Financial Corp., and PFC's wholly-owned state-chartered bank subsidiary, Prestige State Bank, was subsequently re-chartered as a national bank and renamed Commerce Central.

        Commerce Central was organized as a state-chartered bank and commenced operations in 1990. As of December 31, 1999, Commerce Central had total assets of $320.1 million, total deposits of $259.2 million, and total stockholders' equity of $27.7 million.

        Commerce Central provides retail and commercial banking services through seven retail branch offices in Hunterdon and Somerset Counties, New Jersey. Commerce Central's deposits are insured by the FDIC.

        Commerce Central generally provides the same retail and commercial banking services and products as Commerce NJ, Commerce PA, Commerce Shore, Commerce North, and Commerce Delaware. Commerce Central does not offer trust services.

Commerce Delaware

        In 1998,  the Company  received  regulatory  approvals to open  Commerce
Delaware. Commerce Delaware began operations on December 18, 1999, with the opening of its first branch office in New Castle County, Delaware. Commerce Delaware's deposits are insured by the FDIC.

        As of December 31, 1999, Commerce Delaware had total assets of $23.6 million, total deposits of $15.7 million, and total stockholders' equity of $7.9 million.

        Commerce Delaware generally provides the same retail and commercial banking services and products as Commerce NJ, Commerce PA, Commerce Shore, Commerce North, and Commerce Central. Commerce Delaware offers trust services similar to those offered by Commerce NJ and Commerce PA.

Commerce Insurance

        Commerce Insurance operates as a regional insurance brokerage firm concentrating on commercial property, casualty and surety as well as personal lines. In addition, Commerce Insurance offers a line of employee benefit programs including both group as well as individual medical, life, disability and pension. Commerce Insurance currently operates out of 11 locations in New Jersey and three locations in Delaware. Commerce Insurance places insurance for clients in multiple states, primarily New Jersey, Pennsylvania, and Delaware.

Commerce Capital Markets, Inc.

        Commerce Capital Markets, Inc. is a wholly-owned nonbank subsidiary of the Company engaging in certain securities activities permitted under Section 20 of the Glass-Steagall Act, including trading, underwriting, and advisory services. CCMI's principal place of business is Philadelphia, Pennsylvania, with branch locations in Pittsburgh, Pennsylvania, Cherry Hill, New Jersey, Burlingame, California, and Fort Lauderdale, Florida.

Other Activities

        NA  Asset  Management,   a  Delaware  corporation,   is  a  wholly-owned
subsidiary of Commerce NJ which purchases, holds and sells investments of Commerce NJ. Shore Asset Management Corporation, a Delaware corporation, is a wholly-owned subsidiary of Commerce Shore which purchases, holds and sells investments of Commerce Shore. North Asset Management, a Delaware corporation, is a wholly-owned subsidiary of Commerce North which purchases, holds, and sells investments of Commerce North. Central Asset Management, a Delaware corporation, is a wholly-owned subsidiary of Commerce Central which purchases, holds, and sells investments of Commerce Central. Delaware Asset Management, a New Jersey corporation, is a wholly-owned subsidiary of Commerce Delaware, which purchases, holds, and sells investments of Commerce Delaware.

        As part of the Commerce Network, the Company has an equity investment in Commerce Bank/Harrisburg, Camp Hill, Pennsylvania (15.27% beneficial ownership). The Commerce Network provides certain marketing support and technical support services to its members.

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

        In commercial transactions, Commerce NJ's, Commerce PA's, Commerce Shore's, Commerce North's, Commerce Central's, and Commerce Delaware's legal lending limit to a single borrower (approximately $36.9 million, $9.8 million, $9.0 million, $7.7 million, $4.6 million, and $1.2 million, respectively, as of December 31, 1999) enables them to compete effectively for the business of smaller and mid-sized businesses. However, these legal lending limits are considerably lower than that of various competing institutions and thus may act as a constraint on Commerce NJ's, Commerce PA's, Commerce Shore's, Commerce North's, Commerce Central's, and Commerce Delaware's effectiveness in competing for financing in excess of these limits.

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

   The Company

        The  Company is  registered  as a bank  holding  company  under the Bank
Holding Company Act of 1956, as amended ("Holding Company Act"), and is therefore subject to supervision and regulation by the FRB. The Company is also regulated by the New Jersey Department of Banking.

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

        A discussion of capital guidelines and capital is included in the section entitled "Stockholders' Equity and Dividends" contained within Management's Discussion and Analysis of Financial Condition and Results of Operations on page 35 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, which page of the Annual Report appears elsewhere herein.

   Commerce NJ, Commerce PA, Commerce Shore, Commerce North, Commerce Central, and Commerce Delaware

        Commerce NJ, Commerce PA, Commerce Shore, Commerce Central, and Commerce Delaware, as national banks, are subject to the National Bank Act. Each is also subject to the supervision of, and is regularly examined by, the Office of the Comptroller of the Currency ("OCC") and is required to furnish quarterly reports to the OCC. The approval of the OCC is required for the establishment of additional branch offices by any national bank, subject to applicable state law restrictions.

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

        Under present New Jersey law, Commerce NJ, Commerce Shore, Commerce North, and Commerce Central would be permitted to operate offices at any location in New Jersey, subject to prior regulatory approval. Under present Pennsylvania law,

Commerce PA would be permitted to operate offices within any county in Pennsylvania, subject to prior regulatory approval. Under present Delaware law, Commerce Delaware would be permitted to operate offices at any location in Delaware at which deposits are received, checks are paid, or money is lent, subject to prior regulatory approval.

        Under the Community Reinvestment Act, as amended ("CRA"), a bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires that the applicable regulatory agency to assess an institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution's CRA rating and requires that the applicable regulatory agency provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. An institution's CRA rating is considered in determining, whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. In addition, under applicable regulations a bank having a less than satisfactory rating is not entitled to participate on the bid list for FDIC offerings. For their most recent examinations, Commerce NJ, Commerce PA, Commerce Shore, Commerce North, and Commerce Central each received a "satisfactory" rating.

        Commerce NJ, Commerce PA, Commerce Shore, Commerce North, Commerce Central, and Commerce Delaware are also members of the FDIC and, except for Commerce North, members of the FRB and, therefore, are subject to additional regulation by these agencies. Some of the aspects of the lending and deposit business of Commerce NJ, Commerce PA, Commerce Shore, Commerce North, Commerce Central, and Commerce Delaware which are regulated by these agencies include personal lending, mortgage lending and reserve requirements. The operation of Commerce NJ, Commerce PA, Commerce Shore, Commerce North, Commerce Central, and Commerce Delaware are also subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

        Commerce NJ, Commerce PA, Commerce Shore, Commerce North, Commerce Central, and Commerce Delaware are subject to certain limitations on the amount of cash dividends that they can pay. See Note 18 of the Company's Notes to Consolidated Financial Statements which appears elsewhere herein.

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

   Interstate Banking

        On September 29, 1994, the President signed into law the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Act"). Among other things, the Interstate Act permits bank holding companies to acquire banks in any state after September 29, 1995. Beginning June 1, 1997, a bank may merge with a bank in another state so long as both states have not opted out of interstate branching between the date of enactment of the Interstate Act and May 31, 1997. States may enact laws opting out of interstate branching before June 1, 1997, subject to certain conditions. States may also enact laws permitting interstate merger transactions before June 1, 1997, and host states may impose conditions on a branch resulting from an interstate merger transaction that occurs before June 1, 1997, if the conditions do not discriminate against out-of-state banks, are not preempted by Federal law and do not apply or require performance after May 31, 1997. New Jersey and Pennsylvania have enacted laws opting in immediately to interstate merger and interstate branching transactions. Interstate acquisitions and mergers would both be subject, in general, to certain concentration limits and state entry rules relating to the age of the bank. Delaware has enacted a law opting in to interstate branching by merger only.

        Under the Interstate Act, the Federal Deposit Insurance Act is amended to permit the responsible Federal regulatory agency to approve the acquisition of a branch of an insured bank by an out-of-state bank or bank holding company without the acquisition of the entire bank or the establishment of a "de novo" branch only if the law of the state in which the branch is located permits out-of-state banks to acquire a branch of a bank without acquiring the bank or permits out-of-state banks to establish "de novo" branches. Pennsylvania and New Jersey have each passed such a law. However, the New Jersey law does not authorize establishment of interstate branches other than by means of acquiring such branches from another institution. Delaware law does not permit interstate branching either through the original establishment of a branch in Delaware by an out-of-state bank or through acquisition of a branch in Delaware by an out-of-state bank.

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

Recent Legislation

        On November 12, 1999 the Gramm-Leach-Bliley Act (the "Act") became law, repealing the 1933 Glass-Steagall Act's separation of the commercial and investment banking industries. The Act expands the range of nonbanking activities a bank holding company may engage in, while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. The new legislation creates a new category of holding company called a "Financial Holding Company," a subset of bank holding companies that satisfy the following criteria: (1) all of the depository institution subsidiaries must be well capitalized and well managed; (2) the holding company must file with the Federal Reserve Board a declaration that it elects to be a financial holding company to engage in activities that would not have been permissible before the Act; and (3) all of the depository institution subsidiaries must have a CRA rating of "satisfactory" or better. Financial holding companies may engage in any activity that (i) is financial in nature or incidental to such financial activity or (ii) is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Act specifies certain activities that are financial in nature. These activities include - acting as principal, agent or broker for insurance; - underwriting, dealing in or making a market in securities; and - providing financial and investment advice. The Federal Reserve Board and the Secretary of the Treasury have authority to decide whether other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services and so on.

        These new financial activities authorized by the Act may also be engaged in by a "financial subsidiary" of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, the Act requires each of the parent bank (and its sister-bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank's financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements.

        The Act establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities and state insurance regulators will regulate their insurance activities. The Act also provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information.

        The Act has only recently became law. Regulations of the banking agencies implementing the legislative changes can be expected in the near future. Except for the increase in competitive pressures faced by all banking organizations that is a likely consequence of the Act, the legislation and implementing regulations are likely to have a more immediate impact on large regional and national institutions than on community-based institutions engaged principally in traditional banking activities. Because the legislation permits bank holding companies to engage in activities previously prohibited altogether or severely restricted because of the risks they posed to the banking system, implementing regulations can be expected to impose strict and detailed prudential safeguards on affiliations among banking and nonbanking companies in a holding company organization. Additionally, because the legislation allows various affiliates within a single holding company organization to serve a broader array of customers' financial goals, including their banking, insurance and investment goals, implementing regulations can be expected to impose strict safeguards on sharing of customer information among affiliated entities within an organization.

        The foregoing discussion is qualified in its entirety by reference to the statutory provisions of the Act and the implementing regulations which are adopted by various government agencies pursuant to the Act. The exact impact of the Act on the Company and its subsidiaries, if any, cannot be predicted at this time.

National Monetary Policy

        In addition to being affected by general economic conditions, the earnings and growth of the Company, Commerce NJ, Commerce PA, Commerce Shore, Commerce North, Commerce Central, and Commerce Delaware are affected by the policies of regulatory authorities, including the OCC, the FRB and the FDIC. An important function of the FRB, is to regulate the money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, setting the discount rate, and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

        The monetary policies and regulations of the FRB have bad a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of the Company, Commerce NJ, Commerce PA, Commerce Shore, Commerce North, Commerce Central, and Commerce Delaware cannot be predicted.

Legal Proceedings

        Other than routine litigation incidental to its business, none of the Company, Commerce NJ, Commerce PA, Commerce Shore, Commerce North, Commerce Central, Commerce Delaware, Commerce Capital Trust 1, Commerce Insurance, or CCMI, or any of their properties is subject to any material legal proceedings, nor are any such proceedings known to be contemplated.

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

        As of December 31, 1999, the loan which the ESOP originally obtained in 1990 from another financial institution was paid off, and all of the approximately 923,000 shares of the Company's common stock held by the ESOP were allocated to participant accounts.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Commerce Bancorp, Inc.

                                     By         /s/ VERNON W. HILL, II
                                         ---------------------------------------
                                                  Vernon W. Hill, II
Date: March 29, 2000                      Chairman of the Board and President

                                     By          /s/ THOMAS J. SUKAY
                                         ---------------------------------------
                                                    Thomas J. Sukay
                                      Principal Financial and Accounting Officer

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                         Title                       Date
          ---------                         -----                       ----

 /s/     VERNON W. HILL, II         Chairman of the Board         March 29, 2000
--------------------------------    and President
         Vernon W. Hill, II         (Principal Executive
                                    Officer)

 /s/    C. EDWARD JORDAN JR.        Executive Vice President      March 29, 2000
--------------------------------    and Director
        C. Edward Jordan Jr.

 /s/       ROBERT C. BECK           Secretary and Director        March 29, 2000
--------------------------------
           Robert C. Beck

 /s/       DAVID BAIRD, IV          Director                      March 29, 2000
--------------------------------
           David Baird, IV

 /s/       JACK R BERSHAD           Director                      March 29, 2000
--------------------------------
           Jack R Bershad

 /s/       MORTON N. KERR           Director                      March 29, 2000
--------------------------------
           Morton N. Kerr

 /s/       STEVEN M. LEWIS          Director                      March 29, 2000
--------------------------------
           Steven M. Lewis

 /s/      DANIEL J. RAGONE          Director                      March 29, 2000
--------------------------------
          Daniel J. Ragone

 /s/   WILLIAM A. SCHWARTZ JR.      Director                      March 29, 2000
--------------------------------
       William A. Schwartz Jr.

 /s/   JOSEPH T. TARQUINI JR.       Director                      March 29, 2000
--------------------------------
       Joseph T. Tarquini Jr.

 /s/       JOSEPH BUCKELEW          Director                      March 29, 2000
--------------------------------
           Joseph Buckelew

 /s/     FRANK C. VIDEON SR.        Director                      March 29, 2000
--------------------------------
         Frank C. Videon Sr.

74