Form 10-K/A
period 1999-12-31
COMMERCE BANCORP INC /NJ/
filed 2000-05-09
CIK 715096

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-K/A-1


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED
     DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        Commission File Number 0-12874



                            COMMERCE BANCORP, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

              New Jersey                                       22-2433468
              ----------                                       ----------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

1701 Route 70 East, Cherry Hill, NJ 08034-5400                08034-5400
----------------------------------------------                ----------
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

                          Yes _X_         No ___


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates of Registrant is $1,136,162,560.(1)

                     APPLICABLE ONLY TO CORPORATE ISSUERS


     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.
      Common Stock, $1.5625 Par Value                          30,624,092
              (Title of Class)                         No. of Shares Outstanding

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts II and IV incorporate certain information by reference from the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 (the "Annual Report").

------------
(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Registrant's common stock outstanding, reduced by the amount of Registrant's common stock held by officers, directors and shareholders owning in excess of 10% of the Registrant's common stock, multiplied by the last sale price for the Registrant's common stock on May 1, 2000. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Registrant may be deemed an affiliate of the Registrant or that he is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the record-keeping purposes of the Securities and Exchange Commission.

                               EXPLANATORY NOTE

     This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000 (the "1999 10-K"), is being filed to provide the disclosure required by Items 10 through 13 of Form 10-K which the Registrant had incorporated into the 1999 10-K by reference to its Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders. Since the Registrant will not file its definitive Proxy Statement within 120 days after the end of the fiscal year covered by the 1999 10-K, the information required by Items 10 through 13 of Form 10-K is accordingly set forth below.



ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.

Directors


     Directors of Commerce Bancorp, Inc. ("Bancorp" or the "Company") hold office for one year and until their respective successors have been duly elected and qualified. The following information regarding Bancorp's directors is based, in part, on information furnished by the directors.



Name                                   Age    Positions with Bancorp and Subsidiaries
-----------------------------------   -----   -------------------------------------------------------------
Vernon W. Hill, II ................    54     Chairman and President of Bancorp; Chairman and President of
                                              Commerce NJ; Chairman and President of Commerce PA; Chair-
                                              man of Commerce Shore, Commerce Central, Commerce North
                                              and Commerce Delaware

C. Edward Jordan, Jr. .............    56     Executive Vice President and Director of Bancorp; Executive
                                              Vice President and Director of Commerce NJ; Director of Com-
                                              merce PA

Robert C. Beck ....................    64     Secretary and Director of Bancorp; Secretary and Director of
                                              Commerce NJ; Director of Commerce PA

David Baird, IV ...................    63     Director of Bancorp, Commerce NJ and Commerce PA

Jack R Bershad ....................    69     Director of Bancorp, Commerce NJ and Commerce PA

Joseph E. Buckelew ................    71     Director of Bancorp, Commerce Shore and Commerce PA; Presi-
                                              dent of Commerce Shore; Chairman of Commerce National
                                              Insurance Services, Inc.

Morton N. Kerr ....................    69     Director of Bancorp, Commerce NJ and Commerce PA

Steven M. Lewis ...................    50     Director of Bancorp, Commerce NJ and Commerce PA

Daniel J. Ragone ..................    72     Director of Bancorp, Commerce NJ and Commerce PA

William A. Schwartz, Jr. ..........    59     Director of Bancorp, Commerce NJ and Commerce PA

Joseph T. Tarquini, Jr. ...........    64     Director of Bancorp, Commerce NJ and Commerce PA

Frank C. Videon, Sr. ..............    77     Director of Bancorp, Commerce NJ and Commerce PA

     Mr. Hill, a director of Commerce NJ since 1973 and Bancorp since 1982, has been Chairman and/or President of Commerce NJ since 1973 and Chairman and President of Bancorp since 1982. Mr. Hill has been Chairman and/or President of Site Development, Inc., Cherry Hill, New Jersey, a developer of real estate, since 1968. Mr. Hill has been Chairman of the board of directors of Commerce PA from June 1984 to June 1986 and from January 1987 to the present, President of Commerce PA since June 1994, a director of Commerce Bank/Harrisburg, Camp Hill, Pennsylvania since 1985, Chairman of Commerce Shore since January, 1989, Chairman of Commerce North since January, 1997 and Chairman of Commerce Delaware and Commerce Central since October, 1999 and January,1999, respectively.

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

     Mr. Bershad, a director of Commerce PA since 1984 and Bancorp and Commerce NJ since 1987, has been a partner of the law firm of Blank Rome Comisky & McCauley LLP, Philadelphia, Pennsylvania and Cherry Hill, New Jersey, since 1964.

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

     Mr. Videon, a director of Commerce PA since 1991 and a director of Bancorp and Commerce NJ since June, 1997, has been the owner of Frank C. Videon Funeral Home, Broomall, Pennsylvania, since 1982.


Director Compensation

     Directors of Bancorp, Commerce NJ and Commerce PA were paid an annual fee of $10,000 plus $1,000 for each meeting of the board of directors and committee meeting attended in 1999 and will be paid an annual fee of $14,000 and a meeting fee of $1,000 for each meeting of the board of directors and committee meeting attended in 2000. When meetings of the board of directors of Bancorp, Commerce NJ and Commerce PA occur on the same day, only one fee is paid. Directors of Commerce Shore, Commerce Central, Commerce North and Commerce Delaware were paid a fee of $500 for each meeting of the board of directors and committee meeting attended in 1999 and will be paid the same meeting fee for each meeting of the board of directors and committee meeting attended in 2000. No fees are paid to directors who are also operating officers of Bancorp or its banking subsidiaries. Each director of Bancorp is provided with $100,000 of permanent life insurance.

     A retirement plan for Bancorp's outside directors, i.e., directors who are not officers or employees of Bancorp on the date their service as a Bancorp director ends, provides that outside directors with five or more years of service as a Bancorp director are entitled to receive annually, for ten years or the number of years served as a director, whichever is less, commencing upon such director's attainment of age 65 and retirement from the Bancorp board or upon such director's disability, payments equal to the highest 1099 Compensation (as such term is defined in the plan) in effect at any time during the five year period immediately preceding such director's retirement or, if earlier, death or disability. This plan further provides that, in the event a director dies before receiving all benefits to which he or she is entitled, such director's surviving spouse is entitled to receive all benefits not received by the deceased director commencing upon such director's death. Upon a change in control of Bancorp, the plan provides that each director then sitting on the Bancorp board, notwithstanding the length of time served as a director, becomes entitled to receive annually, for ten years, or twice the number of years served as a director, whichever is less, payments equal to the higher of the director's 1099 Compensation at the time of the director's termination of board service and the highest 1099 Compensation in effect at any time during the five year period immediately preceding the change in control commencing on the latest to occur of the termination of the director's board service, attainment of age 65 or any date designated by the director at any time and from time to time. The definition of "change in control" for purposes of this plan parallels the definition of that term contained in the Employment Agreements discussed on page
6. This plan became effective January 1, 1993, as amended.


1989 and 1998 Stock Option Plans For Non-Employee Directors

     Effective April 24, 1989 (and as amended in 1994), Bancorp adopted the 1989 Stock Option Plan for Non-Employee Directors (the "1989 Plan") which provides for the purchase of a total of not more than 320,690 shares (as adjusted for all stock splits and dividends through May 1, 2000) of Bancorp common stock by members of the boards of directors of Bancorp and its subsidiary corporations. Options granted pursuant to the 1989 Plan may be exercised beginning on the earlier to occur of (i) one year after the date of their grant or (ii) a "change in control" of Bancorp, as such term is defined in the 1989 Plan. No further options may be granted under the 1989 Plan. As of May 1, 2000, 78,763 options (as adjusted for all stock splits and stock dividends through May 1, 2000) were outstanding under the 1989 Plan.

     Effective June 29, 1998, Bancorp adopted the 1998 Stock Option Plan for Non-Employee Directors (the "1998 Plan") which provides for the purchase of a total of not more than 551,250 shares (as adjusted for all stock splits and dividends through May 1, 2000) of Bancorp common stock by members of the boards of directors of Bancorp and its subsidiary corporations. Under the 1998 Plan, members of the board of directors of Bancorp and its current and future subsidiary corporations (i.e., any corporation in which Bancorp owns, directly or indirectly, fifty percent or more of the outstanding voting power of all classes of stock of such corporation at the time of election or reelection of such director) who are not also employees of Bancorp or its subsidiary corporations are entitled to receive options to purchase Bancorp common stock. Options granted pursuant to the 1998 Plan may be exercised in whole, or from time to time in part, beginning on the earlier to occur of (i) one year after the date of their grant or (ii) a "change in control" of Bancorp, as such term is defined in the 1998 Plan. As of May 1, 2000, 376,562 options (as adjusted for all stock splits and stock dividends through May 1, 2000) had been granted under the 1998 Plan and 174,688 options (as adjusted for all stock splits and stock dividends through May 1, 2000) were available for grant. Options may continue to be granted under the 1998 Plan through December 31, 2007.

     Both the 1989 Plan and 1998 Plan are administered by the board of directors of Bancorp, including non-employee directors. Options granted under both the 1989 Plan and/or 1998 Plan are not "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended. Option prices are intended to equal 100% of the fair market value of Bancorp's common stock on the date of option grant. The board of directors of Bancorp, in their sole discretion, may grant options under the 1998 Plan to non-employee directors and determine the number of shares subject to each option, the rate of option exercisability, and subject to certain limitations, the option price and the duration of the options. Unless terminated earlier by the option's terms, options granted under the 1998 Plan expire ten years after the date they are granted.

     For the year ended December 31, 1999, options to purchase the following shares of Bancorp common stock (as adjusted to reflect the 5% stock dividend declared on December 21, 1999) were granted to the following directors under the 1998 Plan: Messrs. Baird, 3,150; Beck, 3,150; Bershad, 3,150; Kerr, 3,150;
Lewis, 3,150; Ragone, 3,150; Schwartz, 3,150; Tarquini, 3,150; and Videon, 3,150. Such options were not exercisable in 1999.

Executive Officers

     The executive officers of Bancorp and its banking subsidiaries, as of May 1, 2000, are set forth below.




                                       Position with Bancorp, Commerce NJ, Commerce PA,
                                               Commerce Shore and Commerce North
          Name             Age                       Principal Occupation
------------------------  -----  ------------------------------------------------------------
Vernon W. Hill, II        54     Chairman and President of Bancorp since 1982; Chairman
                                 and/or President of Commerce NJ since 1973; Chairman of
                                 Commerce PA from June 1984 to June 1986 and from
                                 January 1987 to present; President of Commerce PA from
                                 June 1994 to present; Chairman of Commerce Shore since
                                 1989, Commerce North since 1997, and Commerce Central
                                 and Commerce Delaware since 1999.

C. Edward Jordan, Jr.     56     Executive Vice President and Director of Bancorp since
                                 1982; Executive Vice President and Director of Commerce
                                 NJ since 1974; Director of Commerce PA since 1997.

Peter M. Musumeci, Jr.    49     Executive Vice President and Senior Credit Officer of
                                 Bancorp since 1986 and Treasurer and Assistant Secretary of
                                 Bancorp since 1984; Executive Vice President of Commerce
                                 NJ since 1986; Director of Commerce Shore since 1989.

Robert D. Falese, Jr.     53     Executive Vice President and Senior Loan Officer of
                                 Commerce NJ since 1992.

Dennis M. DiFlorio        46     Executive Vice President of Commerce NJ since January,
                                 1996; Director of Commerce North since 1997. Prior thereto
                                 Mr. DiFlorio was Senior Vice President of Commerce NJ
                                 since 1988.

David Wojcik              47     Senior Vice President of Bancorp since 1988.

Thomas J. Sukay           46     Senior Vice President of Bancorp since 1989.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires Bancorp's directors and executive officers, and persons who own more than 10% of a registered class of Bancorp's equity securities, to file with the SEC reports about their beneficial ownership of common stock and other equity securities of Bancorp. All such persons are required by SEC regulation to furnish Bancorp with copies of all Section 16(a) reports they file.

     Based solely on review of the copies of such reports furnished to Bancorp and written representations that no other reports were required during the fiscal year ended December 31, 1999, Bancorp believes all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were timely complied with.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

     The following table is a summary of certain information concerning the compensation during the last three fiscal years awarded or paid to, or earned by, Bancorp's chief executive officer and each of Bancorp's other four most highly compensated executive officers during Bancorp's last fiscal year.



                                                                 Annual Compensation
                                                 ----------------------------------------------------
                                                                                          Other
                                                                                         Annual
                   Name/Title                     Year      Salary       Bonus      Compensation (1)
-----------------------------------------------  ------  -----------  -----------  ------------------
Vernon W. Hill, II                               1999     $700,000     $200,000          $69,091
Chairman and President of Bancorp;               1998      620,000      150,000           69,006
Chairman and President of Commerce               1997      550,000      150,000           67,213
NJ and Commerce PA; Chairman of
Commerce Shore, Commerce Central,
Commerce Delaware and Commerce North

C. Edward Jordan, Jr.                            1999     $262,500     $ 25,000
Executive Vice President of Bancorp;             1998      250,000       25,000
Executive Vice President of                      1997      260,000       25,000
Commerce NJ

Peter M. Musumeci, Jr.                           1999     $300,000     $ 60,000
Executive Vice President and Senior              1998      280,000       60,000
Credit Officer, Treasurer and Assistant          1997      265,000       60,000
Secretary of Bancorp; Executive Vice President
 of Commerce NJ

Robert D. Falese, Jr.                            1999     $325,000     $100,000
Executive Vice President and Senior              1998      300,000       80,000
Loan Officer of Commerce NJ                      1997      275,000       80,000

Dennis M. DiFlorio                               1999     $325,000     $100,000
Executive Vice President of                      1998      300,000       80,000
Commerce NJ                                      1997      275,000       80,000


                                                    Long Term
                                                  Compensation
                                                 --------------
                                                   Securities
                                                   Underlying           All
                                                  Stock Option         Other
                   Name/Title                      Grants (2)     Compensation (3)
-----------------------------------------------  --------------  -----------------
Vernon W. Hill, II                                  105,000         $   33,086
Chairman and President of Bancorp;                  248,058             34,568
Chairman and President of Commerce                  144,698             37,004
NJ and Commerce PA; Chairman of
Commerce Shore, Commerce Central,
Commerce Delaware and Commerce North

C. Edward Jordan, Jr.                                10,500         $   24,312(3)
Executive Vice President of Bancorp;                 11,160             25,950
Executive Vice President of                           7,230             28,346
Commerce NJ

Peter M. Musumeci, Jr.                               26,250         $   22,077(3)
Executive Vice President and Senior                  22,185             23,429
Credit Officer, Treasurer and Assistant              28,936             25,528
Secretary of Bancorp; Executive Vice President
 of Commerce NJ

Robert D. Falese, Jr.                                52,500         $   17,299(3)
Executive Vice President and Senior                  27,697             18,211
Loan Officer of Commerce NJ                          36,174             19,997

Dennis M. DiFlorio                                   52,500         $    7,645(3)
Executive Vice President of                          27,697              8,632
Commerce NJ                                          36,174             10,413

------------
(1) The total in this column reflects personal use of a company car (1999, $4,517; 1998, $4,517; 1997, $4,517;), expense allowances (1999, $62,004;
    1998, $62,004; 1997, $54,996) and country club dues (1999, $2,570; 1998,
    $2,485; 1997, $7,700). The value of such other annual compensation did not exceed the lesser of $50,000 or 10% of salary and bonus for any individual in any year except Mr. Hill.

(2) The stock option grants reflected in this column have been adjusted for the 5-for 4 stock split in the form of a 25% stock dividend declared on June 29, 1998, and the 5% stock dividends declared on December 21, 1999, December 15, 1998, and December 16, 1997. The original grant was adjusted based on the unexercised option shares outstanding on the date of the stock dividend.

(3) The totals in this column reflect (i) premiums on life insurance (for 1999, Mr. Hill $22,746; Mr. Jordan, $16,320; and Mr. Musumeci $13,147; 1998, Mr.
    Hill, $23,375; Mr. Jordan, $16,855; and Mr. Musumeci, $13,456; and for 1997, Mr. Hill, $24,032; Mr. Jordan, $17,344; and Mr. Musumeci, $13,738;
    (ii) long-term disability policies (for 1999, Mr. Hill $7,329; Mr. Jordan, $4,981; Mr. Musumeci $5,919; Mr. Falese, $14,288 and Mr. DiFlorio $4,634;
    for 1998, Mr. Hill, $7,033; Mr. Jordan, $4,935, Mr. Musumeci, $5,813; Mr.
    Falese, $14,051 and Mr. DiFlorio, $4,472; and for 1997, Mr. Hill $7,094; Mr. Jordan, $5,124; Mr. Musumeci, $5,912; Mr. Falese, $14,119; and Mr. DiFlorio, $4,535); and (iii) contributions to Bancorp's ESOP (in 1999, $3,011 each for all five individuals; in 1998, $4,160 each for all five individuals; and in 1997, $5,878 each for all five individuals).

Employment Agreements

     Mr. Hill's employment agreement provides that he will be employed by Bancorp and Commerce NJ as Chairman of the Board, President and Chief Executive Officer for a term of five years effective January 1, 1992, provided that on each January 1 thereafter Mr. Hill's employment agreement shall be automatically renewed and extended for a new five year term unless either Bancorp or Mr. Hill gives the other at least ninety days prior written notice of their desire to terminate Mr. Hill's employment agreement, in which event the term will have four years remaining.

     Under the terms of Mr. Hill's employment agreement, Mr. Hill's "base salary" shall not be less than $800,000. Mr. Hill's employment agreement provides that Mr. Hill will participate in any benefit or compensation programs in effect which are generally made available from time to time to executive officers of Bancorp and provides for all other fringe benefits as in effect from time to time which are generally available to Bancorp's salaried officers including, without limitation, medical and hospitalization coverage, life insurance coverage and disability coverage.

     Mr. Hill's employment agreement requires Bancorp to compensate Mr. Hill for the balance of the term of his employment agreement at a rate equal to seventy percent of his annual base salary if he becomes permanently disabled (as defined in Mr. Hill's employment agreement) during the term and to pay Mr. Hill's designated beneficiary a lump sum death benefit if he dies during the term in an amount equal to three times his average annual base salary in effect during the twenty-four months immediately preceding his death.

     Mr. Hill's employment agreement allows Mr. Hill to terminate his employment with Bancorp upon a change in control of Bancorp (as defined in Mr. Hill's employment agreement) and if within three years of such change in control, without Mr. Hill's consent, among other things, the nature and scope of his authority with Bancorp or a surviving or acquiring person are materially reduced to a level below that which he enjoyed on January 1, 1992. If Mr. Hill terminates his employment because of a change in control, he will be entitled to a lump sum severance payment equal to four times his average annual base salary in effect during the twenty- four month period immediately preceding such termination (provided that such payment does not constitute a "parachute payment" under Section 280G of the Internal Revenue Code of 1986, as amended, and in the event such payment would constitute a "parachute payment", such lump sum severance payment shall be reduced so as to not constitute a "parachute payment"), and the continuation of certain benefits including medical, hospitalization and life insurance. Mr. Hill's employment agreement contains a non-competition covenant for Mr. Hill should his employment with Bancorp be terminated under certain circumstances.

     The employment agreements for Messrs. Jordan, Musumeci, Falese and DiFlorio are substantially similar to that of Mr. Hill's except that: Mr. Jordan will serve as Executive Vice President of Bancorp and Commerce NJ, Mr. Musumeci will serve as Executive Vice President and Senior Credit Officer of Bancorp and Commerce NJ, Mr. Falese will serve as Executive Vice President and Senior Loan Officer of Bancorp and Commerce NJ, and Mr. DiFlorio will serve as Executive Vice President of Bancorp and Commerce NJ. The term of each employment agreement is three years and the lump sum death benefit is each equal to two times their respective average annual base salary in effect during the twenty-four month period preceding death. Mr. Jordan's "base salary" under his employment agreement is $262,500, Mr. Musumeci's "base salary" under his employment agreement is $330,000, Mr. Falese's "base salary" under his employment agreement is $375,000 and Mr. DiFlorio's "base salary" under his employment agreement is $375,000.


Employee Stock Option Plans

     Effective April, 1984, Bancorp adopted the Commerce Bancorp, Inc. Incentive Stock Option Plan (the "1984 Plan") which provided for the purchase of a total of not more than 1,950,905 shares of Bancorp common stock (as adjusted for all stock splits and stock dividends through May 1, 2000) by officers and key employees. Options granted under the 1984 Plan were intended to constitute "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). No further options may be granted under the 1984 Plan. As of May 1, 2000, 348,798 options (as adjusted for all stock splits and stock dividends through May 1, 2000) were outstanding under the 1984 Plan.

     Effective May, 1994, Bancorp adopted the Commerce Bancorp, Inc. 1994 Employee Stock Option Plan (the "1994 Plan") which provided for the purchase of a total of not more than 1,674,290 shares of Bancorp common stock (as adjusted for all stock splits and stock dividends through May 1, 2000) by officers and key employees. Pursuant to the 1994 Plan, stock options may be granted which qualify under the Code as incentive stock options as well as stock options that do not qualify as incentive stock options. No further options may be granted under the 1994 Plan. As of May 1, 2000, 1,077,002 options (as adjusted for all stock splits and stock dividends through May 1, 2000) were outstanding under the 1994 Plan.

     Effective May, 1997, Bancorp adopted the Commerce Bancorp, Inc. 1997 Employee Stock Option Plan (the "1997 Plan") which provides for the purchase of a total of not more than 3,617,578 shares of Bancorp common stock (as adjusted for all stock splits and stock dividends through May 1, 2000) by officers and key employees. Pursuant to the 1997 Plan, stock options may be granted which qualify under the Code as incentive stock options as well as stock options that do not qualify as incentive stock options. All officers and key employees of Bancorp or any current or future subsidiary corporation are eligible to receive options under the 1997 Plan. As of May 1, 2000, 3,599,375 options (as adjusted for all stock splits and stock dividends through May 1, 2000) had been granted under the 1997 Plan and 18,203 options (as adjusted for all stock splits and stock dividends through May 1, 2000) were available for grant. Options may continue to be granted under the 1997 Plan through December 31, 2006.

     The 1984 Plan, 1994 Plan and 1997 Plan are collectively referred to as the "Employee Plans."

     The purpose of the Employee Plans is to provide additional incentive to employees of Bancorp by encouraging them to invest in Bancorp's common stock and thereby acquire a proprietary interest in Bancorp and an increased personal interest in Bancorp's continued success and progress.

     The Employee Plans are administered by the Personnel Committee ("Committee") which is appointed by the board of directors and consists only of directors who are not eligible to receive options under the Employee Plans. The Committee determines, among other things, which officers and key employees receive an option or options under the Employee Plans, the type of option (incentive stock options or non-qualified stock options, or both) to be granted, the number of shares subject to each option, the rate of option exercisability, and, subject to certain other provisions to be discussed below, the option price and duration of the option. Under the 1997 Plan, no individual may be granted a number of options that is more than 50% of the total number of shares of Bancorp common stock authorized for issuance under the 1997 Plan. In addition, incentive stock options first exercisable by an employee in any one year under the 1997 Plan (and all other Employee Plans of Bancorp) may not exceed $100,000 in value (determined at the time of grant). The Committee may, in its discretion, modify or amend any of the option terms hereafter described, provided that if an incentive option is granted, the option as modified or amended continues to be an incentive stock option.

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

     Under the 1994 Plan and 1997 Plan, unless terminated earlier by the option's terms, both incentive stock options and non-qualified stock options expire ten years after the date they are granted. Options terminate three months after the date on which employment is terminated (whether such termination be voluntary or involuntary), other than by reason of death or disability. The option terminates one year from the date of termination due to death or disability (but not later than the scheduled termination date). During an optionee's lifetime, the option is exercisable only by the optionee including, for this purpose, the optionee's legal guardian or custodian in the event of disability, except that under the 1997 Plan, if specifically permitted by the Committee or the board of directors, non-qualified stock options are transferrable.

     During 1999, Bancorp granted stock options to purchase an aggregate of 1,076,091 shares (as adjusted for all stock splits and stock dividends through May 1, 2000) of Bancorp's common stock at an average price of $38.73 per share (as adjusted for all stock splits and stock dividends through May 1, 2000) under the 1997 Plan. During 1999, a total of 240,970 options were exercised under the Employee Plans.


Stock Option Tables

     The following table sets forth certain information regarding options granted during 1999 to each of the executive officers named in the Summary Compensation Table.


                       INDIVIDUAL OPTION GRANTS IN 1999

                                Number of      % of Total
                                Securities       Options
                                Underlying     Granted to                                         Black-Scholes
                                 Options      Employees in     Exercise        Expiration          Grant Date
            Name               Granted (1)     Fiscal Year    Price (1)           Date          Present Value (2)
----------------------------  -------------  --------------  -----------  -------------------  ------------------
Vernon W. Hill, II .........     105,000          9.8%          $38.57     December 21, 2009        $1,251,600
C. Edward Jordan, Jr. ......      10,500          1.0%           38.57     December 21, 2009           125,160
Peter M. Musumeci, Jr. .....      26,250          2.4%           38.57     December 21, 2009           312,900
Robert D. Falese, Jr. ......      52,500          4.9%           38.57     December 21, 2009           625,800
Dennis M. DiFlorio .........      52,500          4.9%           38.57     December 21, 2009           625,800

------------
(1) The stock option grants and exercise price reflected in these columns have been adjusted for the 5% stock dividend declared on December 21, 1999.

(2) In accordance with SEC rules, the Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table. Bancorp's use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about future movement of the stock price. The assumptions used in the model were expected volatility of .332, risk-free rates of return of 6.54%, dividend yield of 3%, and weighted average expected life of 4.75 years. The real value of the options in this table depends upon the actual performance of Bancorp's common stock during the applicable period.

     The following table sets forth certain information regarding individual exercises of stock options during 1999 by each of the executive officers named in the Summary Compensation Table.


  AGGREGATED STOCK OPTION EXERCISES IN 1999 AND YEAR-END STOCK OPTION VALUES

                                                                  Number of Securities
                                                                Underlying Unexercised         Value of Unexercised in the
                                     Shares                        Stock Options at                Money Stock Options
                                    Acquired                        Year-End 1999 (1)                 at Year-End 1999
                                       on          Value     -------------------------------   ------------------------------
              Name                  Exercise     Realized     Exercisable     Unexercisable     Exercisable     Unexercisable
--------------------------------   ----------   ----------   -------------   ---------------   -------------   --------------
Vernon W. Hill, II .............      8,722      $383,254      758,208           105,000        $9,897,451
C. Edward Jordan, Jr. ..........         25           853      166,771            10,500         3,937,325
Peter M. Musumeci, Jr. .........     15,003       490,134      131,154            26,250         2,050,478
Robert D. Falese, Jr. ..........     25,273       870,344      154,189            77,931         2,608,110        $241,115
Dennis M. DiFlorio .............     11,257       489,430      192,676            52,500         3,406,230

------------
(1) The stock options reflected in this column have been adjusted for the 5% stock dividend declared on December 21, 1999.


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

     In January 1990, the ESOP Trust purchased 417,000 shares of Series C ESOP Cumulative Convertible Preferred Stock ("ESOP Shares") from Bancorp for an aggregate purchase price of $7,500,000. The ESOP Trust borrowed the purchase price for the ESOP Shares from an unaffiliated bank, which loan was refinanced with another unaffiliated bank in 1994 (the "Loan"). During 1999, the outstanding principal balance on the Loan was paid in full.

     Effective March 1, 1998, the Trustees of the ESOP exercised their right to convert all 417,000 ESOP Shares held by the ESOP into 849,062 shares of Bancorp common stock. As of May 1, 2000, the ESOP Trust held of record 927,510 shares of common stock (as adjusted for all stock splits and stock dividends through May 1, 2000). As of May 1, 2000, all but 6,000 of the shares of common stock held by the ESOP Trust were allocated to individual participant accounts.

     The co-trustees of the ESOP are Vernon W. Hill, II and C. Edward Jordan, Jr. Each participant may direct the trustees of the ESOP's trust as to the manner in which shares of voting stock allocated to his account are to be voted. Each participant in the ESOP will become entitled to direct the trustees as to the voting of the shares of common stock which are released from the pledge and which are allocated to his account under the ESOP. The form of proxy enclosed with the proxy statement also serves as the voting instruction card for the trustees of the ESOP with respect to the shares of common stock which have been allocated to the accounts of participants under the ESOP. Shares which have not been allocated to the account of any participant will be voted by the co-trustees in accordance with such procedures as Bancorp, as the Plan Administrator, shall direct. Shares which have been allocated to the accounts of participants but for which no voting directions are received will be voted as the trustees direct in the exercise of their independent judgment. For the Plan Year ended December 31, 1999, Bancorp contributed $547,000 to the ESOP.


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


Personnel Committee Interlocks and Insider Participation

     The Personnel Committee members are Morton N. Kerr, Daniel J. Ragone and Jack R Bershad.

     Mr. Kerr, a director and nominee for director of Bancorp, is the President of Markeim-Chalmers, Inc. which in 1999 received $334,000 in fees for real estate related services, primarily real estate appraisals.

     Mr. Bershad, a director and nominee for director of Bancorp, is a member of a law firm which Bancorp and its subsidiaries have retained during Bancorp's last fiscal year and which Bancorp and its subsidiaries intend to retain during its current fiscal year. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Certain Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of May 1, 2000, the beneficial ownership of Bancorp's common stock by (i) each director and nominee for director of Bancorp, (ii) each of the executive officers of Bancorp named in the Summary Compensation Table and (iii) all the directors, nominees for directors, and executive officers of Bancorp as a group. No person is known by Bancorp to own beneficially more than 5% of Bancorp's common stock. Unless otherwise specified, all persons listed below have sole voting and investment power with respect to their shares.



               Name of                    Number of Shares           Percent of
         Beneficial Owner or                Beneficially                Class
          Identity of Group                   Owned(1)          Beneficially Owned(1)
-------------------------------------   --------------------   ----------------------
David Baird, IV .....................           125,662(2)                 *
Robert C. Beck ......................           202,952(3)                 *
Jack R Bershad ......................            73,380(4)                 *
Joseph E. Buckelew ..................           312,708(5)               1.02%
Vernon W. Hill, II ..................         1,491,896(6)               4.76%
C. Edward Jordan, Jr. ...............           276,581(7)                 *
Morton N. Kerr ......................            59,544(8)                 *
Steven M. Lewis .....................           239,245(9)                 *
Daniel J. Ragone ....................           108,108(10)                *
William A. Schwartz, Jr. ............            35,307(11)                *
Joseph T. Tarquini, Jr. .............           291,526(12)                *
Frank C. Videon, Sr. ................            90,677(13)                *
Peter M. Musumeci, Jr ...............           235,343(14)                *
Robert D. Falese, Jr. ...............           195,091(15)                *
Dennis M. DiFlorio ..................           254,726(16)                *
Thomas J. Sukay .....................           119,027(17)                *
David Wojcik ........................           189,492(18)                *
All Directors, Nominees for Directors                                   12.78%
 and Executive Officers of Bancorp
 as a Group (17 Persons) ............         4,154,159(19)

------------
 * less than 1%

(1) The securities "beneficially owned" are determined in accordance with the definitions of "beneficial ownership" as set forth in the regulations of the SEC and, accordingly, may include securities owned by or for, among others, the wife and/or minor children of the in dividual and any other relative who has the same residence as such individual as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after May 1, 2000. Shares subject to outstanding stock options which an individual has the right to acquire within 60 days after May 1, 2000 are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such individual or any group including such individual only. Beneficial ownership may be disclaimed as to certain of the securities.

(2) Includes 15,354 shares of common stock issuable upon the exercise of stock options granted under Bancorp's 1998 Stock Option Plan for Non-Employee Directors.

(3) Includes 554 shares of common stock held by Mr. Beck's wife and 45,854 shares of common stock issuable upon the exercise of stock options granted under Bancorp's 1989 and 1998 Stock Option Plans for Non-Employee Directors.

(4) Includes 23,224 shares of common stock held by Mr. Bershad's wife and 30,565 shares of common stock issuable upon the exercise of stock options granted under Bancorp's 1989 and 1998 Stock Option Plans for Non-Employee Directors.

(5) Includes 79,244 shares of common stock held by Mr. Buckelew's wife, 2,389 shares of common stock held by Buckelew & Lane Investments, 3,264 shares of common stock issuable upon the exercise of stock options granted under Bancorp's 1989 Stock Option Plan for Non-Employee Directors and 42,163 shares of common stock issuable upon the exercise of stock options granted under Bancorp's 1997 Employee Stock Option Plan. Mr. Buckelew is a partner of Buckelew & Lane Investments.

(6) Includes 51,840 shares of common stock held by Site Development Inc., 26,836 shares of common stock held by Mr. Hill's wife, 72,771 shares of common stock held by S. J. Dining, Inc., 74,335 shares of common stock held by U.S. Restaurants, Inc., 47,209 shares of common stock held by J.V. Properties, 17,874 shares of common stock held by InterArch, Inc., 77,453 shares held by InterArch, Inc. Profit Sharing Plan, 63,598 shares of common stock held by the Hill Family Trust, 15,800 shares held by the Hill Family Foundation and 16,403 shares of common stock allocated to Mr. Hill by Bancorp's ESOP. Mr. Hill is the Chairman of the Board of Site Development, Inc., a shareholder of S. J. Dining, Inc., a shareholder of U.S. Restaurants, Inc., a partner in J.V. Properties, a co-trustee and beneficiary of the Hill Family Trust, a trustee of the Hill Family Foundation, and a co-trustee and beneficiary of Bancorp's ESOP Trust. InterArch, Inc., is a company owned by Mr. Hill's wife. This amount also includes 730,734 shares of common stock issuable upon the exercise of stock options granted to Mr. Hill under Bancorp's Employee Stock Option Plans.

(7) Includes 166,773 shares of common stock issuable upon the exercise of stock options granted to Mr. Jordan under Bancorp's Employee Stock Option Plans, 14,026 shares of common stock allocated to Mr. Jordan by Bancorp's ESOP, of which Mr. Jordan is a co-trustee and beneficiary, and 3,154 shares of common stock held in trust for Mr. Jordan's minor children.

(8) Includes 211 shares of common stock held by Mr. Kerr's wife and 22,410 shares of common stock held by the Markeim-Chalmers, Inc. Pension Plan and 36,026 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Kerr under Bancorp's 1998 Stock Option Plan for Non-Employee Directors. Markeim-Chalmers, Inc. is a company owned by Mr. Kerr.

(9) Includes 72,771 shares of common stock held by S. J. Dining, Inc., 74,335 shares of common stock held by U.S. Restaurants, Inc. and 29,875 shares of common stock issuable upon the exercise of stock options granted to Mr. Lewis under Bancorp's 1989 and 1998 Stock Option Plans for Non-Employee Directors. Mr. Lewis is President of S. J. Dining, Inc. and President of U.S. Restaurants, Inc. This amount also includes 4,974 shares of common stock held in trust for Mr. Lewis' minor children.

(10) Includes 25,807 shares of common stock held by Mr. Ragone's wife, 16,130 shares of common stock held jointly with Mr. Ragone's wife and 29,139 shares of common stock issuable upon the exercise of stock options granted to Mr. Ragone under Bancorp's 1989 and 1998 Stock Option Plans for Non-Employee Directors.

(11) Includes 3,135 shares of common stock held by Mr. Schwartz's wife, 11,301 shares of common stock held jointly with Mr. Schwartz's wife and 18,505 shares of common stock issuable upon the exercise of stock options granted to Mr. Schwartz under Bancorp's 1989 and 1998 Stock Option Plans for Non-Employee Directors.

(12) Includes 20,359 shares of common stock held by Mr. Tarquini's wife, 23,025 shares of common stock held by The Tarquini Organization Profit Sharing Plan, 2,348 shares of common stock held by The Tarquini Foundation and 38,988 shares of common stock issuable upon the exercise of stock options granted to Mr. Tarquini under Bancorp's 1989 and 1998 Stock Option Plans for Non-Employee Directors. Mr. Tarquini is the President of The Tarquini Organization.

(13) Includes 26,563 shares of common stock held jointly with Mr. Videon's wife, 8,704 shares of common stock held by Mr. Videon's wife, 7,546 shares held by Frank C. Videon, Inc., Profit Sharing Trust, 4,362 shares of common stock held by Videon Chevrolet Profit Sharing Plan, 15,796 shares of common stock held by the Videon Dodge, Inc. Employee Profit Sharing Trust, 8,400 shares of common stock held by the Frank C. Videon Funeral Home Profit Sharing Plan, 7,512 shares of common stock held in Trust for Mr. Videon's minor grandchildren and 11,794 shares of common stock issuable upon the exercise of stock options granted to Mr. Videon under Bancorp's 1989 and 1998 Stock Option Plans for Non- Employee Directors. Mr. Videon is president of Frank C. Videon, Inc., Vice President of Videon Chevrolet, President of Videon Dodge, Inc., and Owner of Videon Funeral Home.

(14) Includes 88,142 shares of common stock held jointly with Mr. Musumeci's wife, 2,310 shares held by the Peter/Linda Musumeci Foundation, 131,154 shares of common stock issuable upon the exercise of stock options granted to Mr. Musumeci under Bancorp's Employee Stock Option Plans and 13,310 shares of common stock allocated to Mr. Musumeci under Bancorp's ESOP.

(15) Includes 179,621 shares of common stock issuable upon the exercise of stock options granted to Mr. Falese under Bancorp's Employee Stock Option Plans and 4,411 shares of common stock allocated to Mr. Falese under Bancorp's ESOP, 5,468 shares of common stock held by Mr. Falese's wife, 618 shares of common stock held jointly with Mr. Falese's wife and 3,685 shares of common stock held by Mr. Falese's wife in trust for their minor daughter.

(16) Includes 182,028 shares of common stock issuable upon the exercise of stock options granted to Mr. DiFlorio under Bancorp's Employee Stock Option Plans and 7,665 shares of common stock allocated to Mr. DiFlorio under Bancorp's ESOP.

(17) Includes 103,613 shares of common stock issuable upon the exercise of stock options granted to Mr. Sukay under Bancorp's Employee Stock Option Plans and 6,073 shares of common stock allocated to Mr. Sukay under Bancorp's ESOP.

(18) Includes 138,681 shares of common stock issuable upon the exercise of stock options granted to Mr. Wojcik under Bancorp's Employee Stock Option Plans, 21,102 shares of common stock held by Mr. Wojcik's wife, 862 shares of common stock held in trust for Mr. Wojcik's minor children and 7,499 shares of common stock allocated to Mr. Wojcik under Bancorp's ESOP.

(19) Includes an aggregate of 1,934,131 shares of common stock issuable upon the exercise of stock options granted to directors and certain executive officers of Bancorp under Bancorp's Employee Stock Option Plans.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain Transactions

     Certain directors and executive officers of Bancorp and its subsidiaries and certain of their immediate family members and certain corporations or organizations with which they are affiliated have had and expect to continue to have loan and other banking transactions with Bancorp's subsidiary banks. All such loans and other banking transactions were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions for unrelated parties, and did not involve more than the normal risk of uncollectibility or present other unfavorable features.

     The board of directors of Bancorp approves all transactions in which an officer or director of Bancorp or any of its subsidiaries has an interest. In the case of a transaction involving a director of Bancorp, such director does not vote on the transaction.

     Mr. Kerr, a director and nominee for director of Bancorp, is the President of Markeim-Chalmers, Inc. which in 1999 received $334,000 in fees for real estate related services, primarily real estate appraisals.

     Messrs. Beck and Bershad, directors and nominees for directors of Bancorp, are members of law firms which Bancorp and its subsidiaries have retained during Bancorp's last fiscal year and which Bancorp and its subsidiaries intend to retain during its current fiscal year.

     Bancorp leases the land on which it has constructed fourteen branch offices from limited partnerships in which Mr. Hill is a partner or in which a corporation owned by Mr. Hill is a partner under separate operating lease agreements. The aggregate annual rental under these leases for 1999 was approximately $723,000. These leases expire periodically through 2020 but are renewable through 2040. Aggregate annual rentals escalate to $934,000 in 2005.

     Bancorp leases land to a limited partnership partially comprised of the directors of Bancorp including Messrs. Bershad, Hill and Lewis and a corporation owned by Mr. Hill. The initial lease term is 25 years, with two successive 10-year options. As of December 31, 1999, the future minimum lease payments to be received by Bancorp amount to approximately $432,000 for the remainder of the initial lease term. In accordance with the provision of the land lease, the limited partnership constructed and owns the office building located on the land. Commerce PA leases the building as a branch facility. The initial lease term expires in 2010.

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

     During 1999, Bancorp subsidiaries obtained interior design, facilities management and general contractor services in the amount of $2,498,000 from a business corporation of which Shirley Hill, wife of Vernon W. Hill, II, is a principal shareholder and the president. Additionally, during 1999 this business received commissions of $4,408,000 on furniture and facility purchases made directly by Bancorp subsidiary banks. These expenditures related primarily to the furnishing and related design services of the opening and/or refurbishing of certain offices during the period. Management believes such expenses were substantially equivalent to those that would have been paid to unaffiliated companies for similar furniture and services.


                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report of Form 10-K for the year ended December 31, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COMMERCE BANCORP, INC.



Date: May 9, 2000
                                        By: /s/ Douglas J. Pauls
                                            ------------------------------------
                                            Douglas J. Pauls
                                            Senior Vice President and Controller