Form 10-Q
period 2000-03-31
COMMERCE BANCORP INC /NJ/
filed 2000-05-15
CIK 715096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2000
                           --------------

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

                       Yes  X                        No __
                           ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.

          Common Stock                                      30,624,092
        (Title of Class)                             (No. of Shares Outstanding
                                                           as of 5/01/00)

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

                                     INDEX
                                                                            Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

              Consolidated Balance Sheets (unaudited)
              March 31, 2000 and December 31, 1999............................1

              Consolidated Statements of Income (unaudited)
              Three months ended March 31, 2000 and
              March 31, 1999..................................................2

              Consolidated Statements of Cash Flows (unaudited)
              Three months ended March 31, 2000 and
              March 31, 1999..................................................3

              Notes to Consolidated Financial Statements (unaudited)..........4

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation..............................7

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.....13

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................14

                                      COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS (unaudited)

                  ------------------------------------------------------------------------------------------------
                                                                                    March 31,       December 31,
                                                                                  --------------------------------
                  (dollars in thousands)                                             2000              1999
                  ------------------------------------------------------------------------------------------------
Assets            Cash and due from banks                                         $   331,600       $   317,624
                  Federal funds sold                                                   18,200             5,300
                                                                                  ------------    --------------
                       Cash and cash equivalents                                      349,800           322,924
                  Loans held for sale                                                                     5,704
                  Trading securities                                                   67,913           117,837
                  Securities available for sale                                     1,681,469         1,664,257
                  Securities held to maturity                                       1,257,369         1,201,892
                       (market value 03/00-$1,205,518; 12/99-$1,155,447)
                  Loans                                                             3,196,193         2,961,088
                       Less allowance for loan losses                                  40,705            38,382
                                                                                  ------------    --------------
                                                                                    3,155,488         2,922,706
                  Bank premises and equipment, net                                    214,461           198,515
                  Other assets                                                        200,321           201,958
                                                                                  ------------    --------------
                                                                                   $6,926,821        $6,635,793
                                                                                  ============    ==============

Liabilities       Deposits:
                       Demand:
                           Interest-bearing                                        $2,126,511        $2,063,899
                           Noninterest-bearing                                      1,496,921         1,420,865
                       Savings                                                      1,184,069         1,054,791
                       Time                                                         1,299,726         1,069,365
                                                                                  ------------    --------------
                           Total deposits                                           6,107,227         5,608,920

                  Other borrowed money                                                318,953           558,092
                  Other liabilities                                                    54,248            31,525
                  Trust Capital Securities - Commerce Capital Trust I                  57,500            57,500
                  Long-term debt                                                       23,000            23,000
                                                                                  ------------    --------------
                                                                                    6,560,928         6,279,037

Stockholders'     Common stock, 30,572,346 shares
Equity                 issued (29,844,314 shares in 1999)                              47,761            44,418
                  Capital in excess of par or stated value                            380,961           321,443
                  Retained earnings                                                   (11,941)           32,263
                  Accumulated other comprehensive income                              (49,264)          (39,744)
                                                                                  ------------    --------------
                                                                                      367,517           358,380

                  Less treasury stock, at cost                                          1,624             1,624
                                                                                  ------------    --------------
                           Total stockholders' equity                                 365,893           356,756
                                                                                  ------------    --------------

                                                                                   $6,926,821        $6,635,793
                                                                                  ============    ==============

                                      COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                  -----------------------------------------------------------------------------------------------
                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                ---------------------------------
                  (dollars in thousands, except per share amounts)                     2000             1999
                  -----------------------------------------------------------------------------------------------
Interest          Interest and fees on loans                                          $63,178          $48,003
income            Interest on investments                                              48,830           39,007
                  Other interest                                                          218              156
                                                                                --------------   --------------
                           Total interest income                                      112,226           87,166
                                                                                --------------   --------------

Interest          Interest on deposits:
expense                Demand                                                          15,351            9,625
                       Savings                                                          6,168            4,795
                       Time                                                            15,863           15,007
                                                                                --------------   --------------
                           Total interest on deposits                                  37,382           29,427
                  Interest on other borrowed money                                      5,087              775
                  Interest on long-term debt                                            1,558            1,782
                                                                                --------------   --------------
                           Total interest expense                                      44,027           31,984
                                                                                --------------   --------------

                  Net interest income                                                  68,199           55,182
                  Provision for loan losses                                             3,493            2,184
                                                                                --------------   --------------
                  Net interest income after provision for loan losses                  64,706           52,998

Noninterest       Deposit charges and service fees                                     12,336            9,740
income            Other operating income                                               22,508           17,128
                  Net investment securities gains                                         820              865
                                                                                --------------   --------------
                           Total noninterest income                                    35,664           27,733
                                                                                --------------   --------------

Noninterest       Salaries                                                             29,043           23,787
expense           Benefits                                                              6,192            5,056
                  Occupancy                                                             7,078            5,093
                  Furniture and equipment                                               9,159            6,943
                  Office                                                                5,798            5,298
                  Audit and regulatory fees and assessments                               681              572
                  Marketing                                                             2,264            1,663
                  Other real estate (net)                                                 273              474
                  Other                                                                12,371            8,866
                                                                                --------------   --------------
                           Total noninterest expenses                                  72,859           57,752
                                                                                --------------   --------------

                  Income before income taxes                                           27,511           22,979
                  Provision for federal and state income taxes                          9,216            7,498
                                                                                --------------   --------------
                  Net income                                                          $18,295          $15,481
                                                                                ==============   ==============

                  Net income per common and common equivalent share:
                       Basic                                                            $0.60            $0.54
                                                                                --------------   --------------
                       Diluted                                                          $0.59            $0.51
                                                                                --------------   --------------
                  Average common and common equivalent shares outstanding:
                       Basic                                                           30,263           28,818
                                                                                --------------   --------------
                       Diluted                                                         31,160           30,141
                                                                                --------------   --------------
                  Cash dividends declared, common stock                                 $0.24            $0.20
                                                                                ==============   ==============

                                         COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (unaudited)
                  ------------------------------------------------------------------------------------------------------
                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                       ---------------------------------
                  (dollars in thousands)                                                   2000               1999
                  ------------------------------------------------------------------------------------------------------
Operating         Net income                                                             $  18,295          $  15,481
activities        Adjustments to reconcile net income to net cash
                     provided by operating activities:
                       Provision for loan losses                                             3,493              2,184
                       Provision for depreciation, amortization and accretion                6,975              7,607
                       Gains on sales of securities available for sale                        (820)              (865)
                       Proceeds from sales of mortgages held for sale                        6,241             39,794
                       Originations of mortgages held for sale                                (537)           (27,935)
                       Net loan chargeoffs                                                  (1,170)              (300)
                       Net decrease in trading securities                                   49,924             31,123
                       Decrease (increase) in other assets                                   6,793            (21,119)
                       Increase (decrease) in other liabilities                             22,722            (19,559)
                  ------------------------------------------------------------------------------------------------------
                             Net cash provided by financing activities                     111,916             26,411

Investing         Proceeds from the sales of securities available for sale                 167,134            185,808
activities        Proceeds from the maturity of securities available for sale               61,324             96,870
                  Proceeds from the maturity of securities held to maturity                 35,705             77,100
                  Purchase of securities available for sale                               (259,551)          (415,463)
                  Purchase of securities held to maturity                                  (91,272)           (35,522)
                  Net increase in loans                                                   (237,991)          (197,854)
                  Proceeds from sales of loans                                               2,886              2,684
                  Purchases of premises and equipment                                      (22,804)           (13,217)
                  ------------------------------------------------------------------------------------------------------
                             Net cash used by financing activities                        (344,569)          (299,594)

Financing         Net increase (decrease) in demand and savings deposits                   267,946            (13,263)
activities        Net increase in time deposits                                            230,361            126,392
                  Net (decrease) increase in other borrowed money                         (239,139)           106,945
                  Dividends paid                                                            (7,040)            (5,074)
                  Proceeds from issuance of common stock under
                     dividend reinvestment and other stock plans                            12,921              4,564
                  Other                                                                     (5,520)                 4
                  ------------------------------------------------------------------------------------------------------
                             Net cash provided by financing activities                     259,529            219,568

                  Increase (decrease) in cash and cash equivalents                          26,876            (53,615)
                  Cash and cash equivalents at beginning of year                           322,924            277,615
                  ------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of period                              $349,800           $224,000
                  ======================================================================================================

                  Supplemental  disclosures of cash flow information:
                     Cash paid during the period for:
                       Interest                                                            $43,111            $29,024
                       Income taxes                                                          1,343                 18
                     Other noncash activities:
                       Transfer of securities to securities available for sale                                 91,010
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

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the period ended December 31, 1999. The results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The consolidated financial statements include the accounts of Commerce Bancorp, Inc. and all of its subsidiaries, including Commerce Bank, N.A. (Commerce NJ), Commerce Bank/Pennsylvania, N.A., Commerce Bank/Shore, N.A., Commerce Bank/North, Commerce Bank/Central, N.A., Commerce Bank/Delaware, N.A., Commerce National Insurance Services, Inc. (Commerce National Insurance), Commerce Capital Trust I, and Commerce Capital Markets, Inc. (CCMI). All material intercompany transactions have been eliminated.

B. Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

C. Comprehensive Income

Total comprehensive income, which for the Company included net income and unrealized gains and losses on the Company's available for sale securities, amounted to $8.8 million and $9.6 million, respectively, for the three months ended March 31, 2000 and 1999.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

D. Segment Information

Selected segment information is as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended                       Three Months Ended
                                                     March 31, 2000                           March 31, 1999
                                      -----------------------------------------------------------------------------------
                                          Community      Parent/                   Community      Parent/
                                            Banks         Other        Total         Banks         Other        Total
-------------------------------------------------------------------------------------------------------------------------
Net interest income                       $69,801       $(1,602)     $68,199       $56,799       $(1,617)     $55,182
Provision for loan losses                   3,493                      3,493         2,184                      2,184
                                      -----------------------------------------------------------------------------------

Net interest income after provision        66,308        (1,602)      64,706        54,615        (1,617)      52,998
Noninterest income                         20,345        15,319       35,664        14,788        12,945       27,733
Noninterest expense                        59,682        13,177       72,859        47,094        10,658       57,752
                                      -----------------------------------------------------------------------------------
Income before income taxes                 26,971           540       27,511        22,309           670       22,979
Income tax expense                          8,925           291        9,216         7,329           169        7,498
                                      -----------------------------------------------------------------------------------
Net income                                $18,046          $249      $18,295       $14,980          $501      $15,481
                                      ===================================================================================

Average assets (in millions)           $6,030,116      $630,352   $6,660,468    $4,870,848      $567,219   $5,438,067
                                      ===================================================================================

E.   Recent Accounting Statement

In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset or liability through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. FAS 133, as amended, becomes effective for the Company beginning January 1, 2001. Although early adoption is allowed in any quarterly period after June 1998, the Company has no plans to adopt FAS 133 prior to the effective date. Based on the Company's minimal use of derivatives at the current time, management does not expect the adoption of FAS 133 to have a significant effect on results of operations or the financial position of the Company. However, the impact from adopting FAS 133 will depend on the nature and purpose of the derivative instruments in use by the Company at that time.

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

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

G.   Earnings Per Share

The calculation of earnings per share follows (in thousands, except for per share amounts):

                                                         Three Months Ended
                                                              March 31
                                                       ----------------------
                                                         2000          1999
-----------------------------------------------------------------------------

Basic:
Net income applicable to common stock                  $ 18,295      $15,481
                                                       ========      =======

Average common shares outstanding                        30,263       28,818
                                                       ========      =======

Net income per common share - basic                      $ 0.60       $ 0.54
                                                       ========      =======

Diluted:
Net income applicable to common stock
on a diluted basis                                     $ 18,295      $15,481
                                                       ========      =======


Average common shares outstanding                        30,263       28,818
                                                       ========      =======
Additional shares considered in diluted
computation assuming:
  Exercise of stock options                                 897        1,323
                                                       ========      =======

Average common shares outstanding
on a diluted basis                                       31,160       30,141
                                                       ========      =======

Net income per common share - diluted                    $ 0.59       $ 0.51
                                                       ========      =======

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Resources

At March 31, 2000, stockholders' equity totaled $365.9 million or 5.28% of total assets, compared to $356.8 million or 5.38% of total assets at December 31, 1999.

The table below presents the Company's and Commerce NJ's risk-based and leverage ratios at March 31, 2000 and 1999:

                                                                             Per Regulatory Guidelines
                                                                 ---------------------------------------------------
                                                  Actual                    Minimum              "Well Capitalized"
                                           Amount        Ratio       Amount        Ratio        Amount        Ratio
--------------------------------------------------------------------------------------------------------------------
March 31, 2000
Company
Risk based capital ratios:
       Tier 1                             $468,481       11.33%     $165,390        4.00%      $248,085        6.00%
       Total capital                       522,986       12.65       330,780        8.00        413,475       10.00
     Leverage ratio                        468,481        6.98       268,472        4.00        335,590        5.00

Commerce NJ
       Tier 1                             $233,787       10.12%     $ 92,415        4.00%      $138,622        6.00%
       Total capital                       256,562       11.10       184,830        8.00        231,037       10.00
     Leverage ratio                        233,787        6.47       144,469        4.00        180,586        5.00

March 31, 1999
Company
     Risk based capital ratios:
       Tier 1                             $386,771       11.64%     $132,954        4.00%      $199,431        6.00%
       Total capital                       438,320       13.19       265,908        8.00        332,385       10.00
     Leverage ratio                        386,771        7.12       217,174        4.00        271,468        5.00

Commerce NJ
       Tier 1                             $200,137       10.92%     $ 73,300        4.00%      $109,950        6.00%
       Total capital                       218,152       11.90       146,600        8.00        183,250       10.00
     Leverage ratio                        200,137        6.57       121,771        4.00        152,214        5.00

At March 31, 2000, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes that as of March 31, 2000, the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

Deposits

Total deposits at March 31, 2000 were $6.11 billion, up $1.07 billion, or 21% over total deposits of $5.04 billion at March 31, 1999, and up by $498.3 million, or 9% from year-end 1999. Deposit growth during the first three months of 2000 included core deposit growth in all categories as well as growth from the public sector. The Company experienced "same-store core deposit growth" of 14.3% at March 31, 2000 as compared to deposits a year ago for those branches open for more than two years.

Interest Rate Sensitivity and Liquidity

The Company's risk of loss arising from adverse changes in the fair market value of financial instruments, or market risk, is composed primarily of interest rate risk. The primary objective of the Company's asset/liability management

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

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

The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate 200 basis point change during the next year, with rates remaining constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 15% of net income in the flat rate scenario in the first year and within 30% over the two year time frame. At March 31, 2000, the Company's income simulation model indicates net income would increase by 4.14% and 1.05% in the first year and over a two year time frame, respectively, if rates decreased as described above, as compared to a decrease of 0.32% and 6.22%, respectively, at March 31, 1999. At March 31, 2000, the model projects that net income would decrease by 6.09% and 4.60% in the first year and over a two year time frame, respectively, if rates increased as described above, as compared to a decrease of 2.81% and 1.98%, respectively, at March 31, 1999. All of these net income projections are within an acceptable level of interest rate risk pursuant to the policy established by ALCO.

In the event the Company's interest rate risk models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At March 31, 2000, the market value of equity model indicates an acceptable level of interest rate risk.

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

Short-Term Borrowings

Short-term borrowings, or other borrowed money, consist primarily of securities sold under agreements to repurchase and overnight lines of credit, and are used to meet short term funding needs. During the first three months of 2000, the Company significantly reduced its short-term borrowings, primarily through increased deposits. At March 31, 2000, short-term borrowings aggregated $319.0 million and had an average rate of 6.14%, as compared to $558.1 million at an average rate of 5.38% at December 31, 1999.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Interest Earning Assets

For the three month period ended March 31, 2000, interest earning assets increased $265.1 million from $5.96 billion to $6.22 billion. This increase was primarily in investment securities and the loan portfolio as described below.

Loans

During the first three months of 2000, loans increased $232.8 million from $2.92 billion to $3.16 billion. At March 31, 2000, loans represented 52% of total deposits and 46% of total assets. All segments of the loan portfolio experienced growth in the first three months of 2000, including loans secured by commercial real estate properties, commercial loans, and consumer loans.

Investments

In total, for the first three months of 2000, securities increased $22.8 million from $2.98 billion to $3.01 billion. The available for sale portfolio increased $17.2 million to $1.68 billion at March 31, 2000 from $1.66 billion at December 31, 1999, and the securities held to maturity portfolio increased $55.5 million to $1.26 billion at March 31, 2000 from $1.20 billion at year-end 1999. The portfolio of trading securities decreased $49.9 million from year-end 1999 to $67.9 million at March 31, 2000. At March 31, 2000, the average life of the investment portfolio was approximately 7.0 years, and the duration was approximately 4.9 years. At March 31, 2000, total securities represented 43% of total assets.

Net Income

Net income for the first quarter of 2000 was $18.3 million, an increase of $2.8 million or 18% over the $15.5 million recorded for the first quarter of 1999. On a per share basis, diluted net income for the first quarter of 2000 was $0.59 per common share compared to $0.51 per common share for the first quarter of 1999.

Return on average assets (ROA) and return on average equity (ROE) for the first quarter of 2000 were 1.10% and 20.60%, respectively, compared to 1.14% and 18.76%, respectively, for the same 1999 period.

Net Interest Income

Net interest income totaled $68.2 million for the first quarter of 2000, an increase of $13.0 million or 24% from $55.2 million in the first quarter of 1999. The improvement in net interest income was due primarily to volume increases in the loan and investment portfolios.

Noninterest Income

Noninterest income totaled $35.7 million for the first quarter of 2000, an increase of $7.9 million or 29% from $27.7 million in the first quarter of 1999. The increase was due primarily to increased other operating income, which rose $5.4 million over the prior year, including increased revenues of $4.2 million from Commerce National Insurance, the Company's insurance brokerage subsidiary. In addition, deposit charges and service fees increased $2.6 million over the first quarter of 1999 primarily due to higher transaction volumes. The Company also recorded $820 thousand in net investment securities gains in the first quarter of 2000 as compared to $865 thousand for the same 1999 period.

Noninterest Expense

For the first quarter of 2000, noninterest expense totaled $72.9 million, an increase of $15.1 million or 26% over the same period in 1999. Contributing to this increase was new branch activity over the past twelve months, with the number of branches increasing from 97 at March 31, 1999 to 120 at March 31, 2000, and the expansion of Commerce National Insurance. With the addition of these new offices, staff, facilities, marketing, and related expenses rose accordingly. Other noninterest expenses rose $3.5 million over the first quarter of 1999. This increase resulted primarily from higher bank card-related service charges, increased business development expenses, and increased provisions for non-credit-related losses.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

The Company's operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 70.44% for the first three months of 2000 as compared to 69.81% for the same 1999 period. The Company's efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

Loan and Asset Quality

Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at March 31, 2000 were $15.6 million, or 0.23% of total assets compared to $12.2 million or 0.18% of total assets at December 31, 1999 and $14.5 million or 0.26% of total assets at March 31, 1999.

Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at March 31, 2000 were $11.9 million or 0.37% of total loans compared to $8.7 million or 0.29% of total loans at December 31, 1999 and $8.9 million or 0.36% of total loans at March 31, 1999. At March 31, 2000, loans past due 90 days or more and still accruing interest amounted to $916 thousand compared to $499 thousand at December 31, 1999 and $696 thousand at March 31, 1999. Additional loans considered as potential problem loans by the Company's internal loan review department ($27.8 million at March 31, 2000) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

Other real estate (ORE) at March 31, 2000 totaled $3.7 million compared to $3.5 million at December 31, 1999 and $5.6 million at March 31, 1999. These properties have been written down to the lower of cost or fair value less disposition costs.

On pages 12 and 13 are tabular presentation showing detailed information about the Company's non-performing loans and assets and an analysis of the Company's allowance for loan losses and other related data for March 31, 2000, December 31, 1999, and March 31, 1999.

Year 2000

In prior years, The Company discussed the nature and progress of its plans to become Year 2000 ready. In 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information and technology systems, and believes those systems successfully responded to the Year 2000 date change. The cumulative cost of the Year 2000 compliance process, including internal and external personnel and any required hardware and software modifications, was less than $1.0 million. The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems, or the products and services of third parties (including loan customers).

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

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

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

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

The following summary presents information regarding non-performing loans and assets as of March 31, 2000 and the preceding four quarters: (dollar amounts in thousands)

                                                  March 31,    December 31,   September 30,     June 30,      March 31,
                                                     2000         1999           1999            1999            1999
                                             --------------------------------------------------------------------------
Non-accrual loans:
   Commercial                                       $5,272        $2,254         $2,827         $3,104          $2,821
   Consumer                                            709           674            748            787             846
   Real estate:
     Construction                                       55            55             55            115             115
     Mortgage                                        5,458         5,230          5,539          5,144           4,937
                                             --------------------------------------------------------------------------
         Total non-accrual loans                    11,494         8,213          9,169          9,150           8,719
                                             --------------------------------------------------------------------------

Restructured loans:
   Commercial                                          256           277             15             16              16
   Consumer
   Real estate:
     Construction
     Mortgage                                          189           192            108            110             117
                                             --------------------------------------------------------------------------
         Total restructured loans                      445           469            123            126             133
                                             --------------------------------------------------------------------------

Total non-performing loans                          11,939         8,682          9,292          9,276           8,852
                                             --------------------------------------------------------------------------

Other real estate                                    3,681         3,523          3,799          4,118           5,645
                                             --------------------------------------------------------------------------

Total non-performing assets                         15,620        12,205         13,091         13,394          14,497
                                             --------------------------------------------------------------------------

Loans past due 90 days or more
   and still accruing                                  916           499            581            693             696
                                             --------------------------------------------------------------------------

Total non-performing assets and
   loans past due 90 days or more                  $16,536       $12,704        $13,672        $14,087         $15,193
                                             ==========================================================================

Total non-performing loans as a
   percentage of total period-end loans              0.37%         0.29%          0.34%          0.34%           0.36%

Total non-performing assets as a
   percentage of total period-end assets             0.23%         0.18%          0.21%          0.23%           0.26%

Total non-performing assets and loans
   past due 90 days or more as a
   percentage of total period-end assets             0.24%         0.19%          0.22%          0.24%           0.27%

Allowance for loan losses as a percentage
   of total non-performing loans                      341%          442%           387%           376%            374%

Allowance for loan losses as a percentage
   of total period-end loans                         1.27%         1.30%          1.31%          1.30%           1.34%

Total non-performing assets and loans
   past due 90 days or more as a
   percentage of stockholders' equity and
   allowance for loan losses                            4%            3%             4%             4%              4%

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES


The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data: (dollar amounts in thousands)

                                                                                                       Year
                                                                   Three Months Ended                  Ended
                                                              ------------------------------
                                                               03/31/00           03/31/99           12/31/99
                                                              -----------        -----------         ----------
Balance at beginning of period                                   $38,382            $31,265            $31,265
Provisions charged to operating expenses                           3,493              2,184              9,175
                                                              -----------        -----------         ----------
                                                                  41,875             33,449             40,440

Recoveries on loans charged-off:
Commercial                                                            96                220                551
Consumer                                                              44                 36                286
Commercial real estate                                                 1                  2                132
                                                              -----------        -----------         ----------
Total recoveries                                                     141                258                969

Loans charged-off:
Commercial                                                        (1,036)              (368)            (1,599)
Consumer                                                            (275)              (184)            (1,078)
Commercial real estate                                                                   (6)              (350)
                                                              -----------        -----------         ----------
Total charge-offs                                                 (1,311)              (558)            (3,027)
                                                              -----------        -----------         ----------
Net charge-offs                                                   (1,170)              (300)            (2,058)
                                                              -----------        -----------         ----------

Balance at end of period                                         $40,705            $33,149            $38,382
                                                              ===========        ===========         ==========

Net charge-offs as a percentage of
average loans outstanding                                           0.15%              0.05%              0.08%

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation, Interest Rate Sensitivity and Liquidity.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             COMMERCE BANCORP, INC.
                                                  (Registrant)










  May 15, 2000                                 /s/ THOMAS J. SUKAY
     (Date)                                      THOMAS J. SUKAY
                                              SENIOR VICE PRESIDENT
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)