Form 10-K/A
period 1999-12-31
COMMERCE BANCORP INC /NJ/
filed 2000-05-18
CIK 715096

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

                               EXPLANATORY NOTE

     This Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000 and as amended on May 9, 2000, is being filed to amend the disclosure set forth in Item 13, Certain Relationships and Related Transactions.

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

     During 1999, Bancorp subsidiaries obtained interior design, facilities management and general contractor services in the amount of $2,498,000 from a business corporation of which Shirley Hill, wife of Vernon W. Hill, II, is a principal shareholder and the president. Additionally, during 1999 this business received commissions of $1,408,000 on furniture and facility purchases made directly by Bancorp subsidiary banks. These expenditures related primarily to the furnishing and related design services of the opening and/or refurbishing of certain offices during the period. Management believes such expenses were substantially equivalent to those that would have been paid to unaffiliated companies for similar furniture and services.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this Amendment No. 2 to its Annual Report of Form 10-K for the year ended December 31, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COMMERCE BANCORP, INC.



Date: May 18, 2000
                                        By: /s/ Douglas J. Pauls
                                            ------------------------------------
                                            Douglas J. Pauls
                                            Senior Vice President and Controller