Form 10-K405/A
period 1999-12-31
COMMERCE BANCORP INC /NJ/
filed 2000-06-28
CIK 715096

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                                EXPLANATORY NOTE

     This Amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000, is being filed to provide the financial disclosure required by the Securities and Exchange Commission Form 11-K for the Commerce Bancorp, Inc. 401(K) Retirement Plan.



                 Financial Statements and Supplemental Schedule

                  Commerce Bancorp, Inc. 401(k) Retirement Plan

                     Years ended December 31, 1999 and 1998
                       with Report of Independent Auditors

                  Commerce Bancorp, Inc. 401(k) Retirement Plan

                 Financial Statements and Supplemental Schedule

                     Years ended December 31, 1999 and 1998




                                    Contents


Report of Independent Auditors................................................1

Audited Financial Statements

Statements of Assets Available for Benefits...................................2
Statements of Changes in Assets Available for Benefits........................3
Notes to Financial Statements.................................................4


Supplemental Schedule

Schedule of Assets Held for Investment Purposes at End of Year................9

                         Report of Independent Auditors

The Board of Directors
Commerce Bancorp, Inc.

We have audited the accompanying statements of assets available for benefits of the Commerce Bancorp, Inc. 401(k) Retirement Plan as of December 31, 1999 and 1998, and the related statements of changes in assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for benefits of the Plan at December 31, 1999 and 1998 and the changes in its assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets held for investment purposes at end of year as of December 31, 1999, is presented for purposes of additional analysis and is not a required part of the financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan's management. The supplemental schedule has been subjected to auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



June 19, 2000

                  Commerce Bancorp, Inc. 401(k) Retirement Plan

                   Statements of Assets Available for Benefits



                                               December 31
                                         1999               1998
                                     ------------------------------

Assets
Investments                          $39,711,484        $30,176,719
                                     ------------------------------
Assets available for benefits        $39,711,484        $30,176,719
                                     ==============================


See accompanying notes.

                  Commerce Bancorp, Inc. 401(k) Retirement Plan

             Statements of Changes in Assets Available for Benefits



                                                                  Year ended December 31
                                                                1999                 1998
                                                            ---------------------------------
Additions:
    Participant contributions                               $  2,581,835         $  1,853,959
    Transfers in from other plans                              8,573,482           17,330,481

    Investment income:
       Net appreciation in fair value of investments             811,311            4,749,646
       Interest and dividends                                    546,312              292,905
                                                            ---------------------------------
Total additions                                               12,512,940           24,226,991

Deductions:
    Benefits paid to participants                             (2,960,471)          (1,510,096)
    Other                                                        (17,704)                  --
                                                            ---------------------------------
Total deductions                                              (2,978,175)          (1,510,096)
                                                            ---------------------------------

Net increase                                                   9,534,765           22,716,895

Assets available for benefits:
    Beginning of year                                         30,176,719            7,459,824
                                                            ---------------------------------
    End of year                                             $ 39,711,484         $ 30,176,719
                                                            =================================


See accompanying notes.

                                                                                            3

                  Commerce Bancorp, Inc. 401(k) Retirement Plan

                          Notes to Financial Statements

                                December 31, 1999


1. Description of Plan

The following description of the Commerce Bancorp, Inc. 401(k) Retirement Plan (the Plan) provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

General

The Plan, established April 1, 1997, is a defined contribution plan covering all eligible employees of Commerce Bancorp, Inc. (the Company) who have at least one year of service and are age twenty-one or older. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

Participants of various other employee benefit plans became eligible to participate in the Plan as a result of the acquisitions by the Company. The net assets of the other plans were transferred into the Plan during 1999 and 1998, respectively:

                                                              1999              1998
                                                         -------------------------------
401(k) Plan of Prestige Financial Corp.                  $1.8 million
401(k) Plan of Tinton Falls State Bank                     .8 million
Profit Sharing Plan of A.H. Williams & Co., Inc.                           $13.3 million
J.A. Montgomery, Inc. 401(k) Profit Sharing Plan                             3.2 million

Contributions

Each year, participants may contribute up to 15% of pretax annual compensation as defined in the Plan up to maximum IRS limitations. Participants may also contribute amounts representing distributions from other qualified retirement plans. The Company may, but is not obligated to, contribute a matching contribution for the plan year as determined by the board of directors. The Company has not contributed to the Plan since its inception.

Participants may direct employer and employee contributions in any of various fund options offered by the Plan or they may elect to open accounts that allow participant-directed investments.

                  Commerce Bancorp, Inc. 401(k) Retirement Plan

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

Participants vest in the Company matching contributions (if any) based on the following:

                                                       Vested
     Participant's Years of Service                  Percentage
     ----------------------------------------------------------------

     Less than 3                                        None
     3 but fewer than 4                                  20%
     4 but fewer than 5                                  40%
     5 but fewer than 6                                  60%
     6 but fewer than 7                                  80%
     7 years or more                                    100%

Loans

Participants may borrow funds from the Plan subject to requirements of the Plan. The loans are secured by the balance in the participant's account and bear interest at a rate commensurate with local prevailing rates as determined by the Plan administrator. Principal and interest is paid ratably through payroll deductions.

Payment of Benefits

Benefits are payable upon retirement, death, disability, or termination of employment. Benefits are distributed to the participant or beneficiary in a lump-sum payment as provided in the provisions of the Plan. Included in assets available for benefits at December 31, 1999 and 1998 is $77,000 and $268,000, respectively, which represents amounts due to participants who have requested withdrawals.

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

2. Summary of Significant Accounting Policies

Investment Valuation and Income Recognition

The Plan's investments are stated at fair value which is based on net asset value of shares on the last business day of the plan year for mutual funds and the last available quoted market price for shares of common stock. The participant notes receivable are valued at their outstanding balances, which approximate fair value. Purchases and sales of securities are recorded on a trade-date basis. The cost of investments sold is determined on an average historical cost basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                  Commerce Bancorp, Inc. 401(k) Retirement Plan

3. Investments

The Plan's mutual funds are held by Provident Mutual Life Insurance Company. The Commerce Bancorp, Inc. Common Stock Fund and Self-Directed Accounts are held by Janney Montgomery Scott. During the years ended December 31, 1999 and 1998, the Plan's investments appreciated/(depreciated) in fair value as determined by quoted market prices as follows:

                                                    Year ended December 31
                                                     1999           1998
                                                 --------------------------

Mutual Funds                                     $ 1,074,776    $   595,650
Commerce Bancorp, Inc. Common Stock Fund            (947,490)       787,910
Self-Directed Accounts                               684,025      2,711,691
                                                 --------------------------
                                                 $   811,311    $ 4,095,251
                                                 ==========================

Investments that represent 5% or more of the fair value of the Plan's assets are as follows:

                                                        December 31
                                                    1999           1998
                                              ----------------------------

Commerce Bancorp, Inc. Common Stock           $  15,267,852   $ 13,436,003
Stable Value Fund                                 2,075,778      1,684,269
Domestic Moderate Fund                            2,701,881      1,999,390
Domestic Aggressive Fund                          5,111,152      3,187,009
JMS Money Market Fund                                    --      2,569,459

                  Commerce Bancorp, Inc. 401(k) Retirement Plan

4. Income Tax Status

The Plan has received a determination letter from the Internal Revenue Service dated October 17, 1998, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain the qualification. The Plan administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax-exempt.

                             Commerce Bancorp, Inc. 401(k) Retirement Plan

                                         Schedule H, Line 4i -
                    Schedule of Assets Held for Investment Purposes at End of Year



                                           Description of investment, including
    Identity of issue, borrower,         maturity date, rate of interest, par or           Current
        lessor or similar party                       maturity value                        value
-----------------------------------------------------------------------------------------------------
Stable Value Fund                                 1,860,455 units                     $     2,075,778
Global Aggressive Fund                              104,938 units                           1,807,991
Domestic Aggressive Fund                            299,943 units                           5,111,152
Domestic Moderate Fund                              167,985 units                           2,701,881
Domestic Conservative Fund                           51,629 units                             679,063
Acclaim Entertainment                                   500 shares                              2,563
ADC Telecomm, Inc.                                       50 shares                              3,628
Agilent Tech Inc.                                       100 shares                              7,731
Allstate Corp.                                          300 shares                              7,219
Amazon.Com Inc.                                       2,000 shares                            152,250
Amer Home Products Corp.                                500 shares                             19,625
American General Corp.                                  200 shares                             15,175
America Online                                        8,232 shares                            624,603
American Tower Corp.                                    100 shares                              3,056
Ancor Communications Inc.                             1,500 shares                            101,813
Arrow Intl Inc.                                       1,000 shares                             29,000
Artesian Res Corp                                     2,050 shares                             64,575
AT&T Corp.                                            1,775 shares                             90,192
Becton, Dickinson & Co.                                 680 shares                             18,318
Best Buy Co. Inc.                                       100 shares                              5,025
Cablevision Sys Corp. Cl A                              600 shares                             45,300
Carematrix Corp.                                      2,000 shares                              5,000
Cendant Corp.                                         1,000 shares                             26,563
Cell Pathways, Inc.                                     200 shares                              1,850
Charming Shoppes, Inc.                                3,000 shares                             19,875
Charter Commons Inc. Del Cl A                         1,000 shares                             21,875
Cisco Systems, Inc.                                  12,574 shares                          1,346,990
Cit Group Inc. Sr. Notes                      $100,000 principal amount, 7.125%
                                                   due October 15, 2004                        99,268
Citigroup, Inc.                                         678 shares                             37,756
Clearworks.Net Inc.                                   1,140 shares                              2,672
Closure Medical Corp.                                   250 shares                              3,219
Commerce Bancorp, Inc.*                             377,566 shares                         15,267,852
Compaq Computer Corp.                                 1,150 shares                             31,122
Conseco, Inc.                                           900 shares                             16,031


                             Commerce Bancorp, Inc. 401(k) Retirement Plan

                                         Schedule H, Line 4i -
                    Schedule of Assets Held for Investment Purposes at End of Year
                                             (continued)


                                           Description of investment, including
    Identity of issue, borrower,         maturity date, rate of interest, par or           Current
        lessor or similar party                       maturity value                        value
-----------------------------------------------------------------------------------------------------
Dell Computer Corp.                                   8,200 shares                          $ 418,200
Donegal Group Inc.                                    3,500 shares                             22,313
Doubleclick, Inc.                                     1,510 shares                            382,124
E*Trade Group, Inc.                                     500 shares                             13,063
Earthlink Network Inc.                                  100 shares                              4,250
Eaton Vance Income Trust                             10,000 shares                             93,750
EMC Corp Mass                                           500 shares                             54,625
Esoft Inc.                                            4,000 shares                            116,500
Espirito Santo Financial                                800 shares                             12,600
Evergreen U.S. Gov't                                     82 shares                                 82
Fedl Home Ln Mtg Corp                         $250,000 principal amount, 6.60%
                                                   due December 13, 2001                      249,043
Fedl Natl Mtg Assn                            $250,000 principal amount, 6.50%
                                                   due August 15, 2004                        246,798
Fedl Natl Mtg Assn                            $50,000 principal amount, 5.00%
                                                   due November 5, 2003                        46,939
Federal Home Loan Bank                        $250,000 principal amount, 7.025%
                                                   due May 9, 2005                            246,563
First Keystone Financial                                100 shares                                975
First Tr Unit 342                                    33,615 units                             385,228
Fletcher, NC Revenue Bond                     $100,000 principal amount, 9.50%
                                                   due March 1, 2008                           96,228
Foster Wheeler Corp.                                    500 shares                              4,438
Genesis Hlth Ventures Inc.                            2,000 shares                              4,125
General Electric Co.                                    800 shares                            123,800
General Motors Accpt Corp Note B/E            $250,000 principal amount, 6.75%
                                                   due February 7, 2002                       247,813
General Motors Corp. New Cl H                           100 shares                              9,600
Hearx Ltd.                                              100 shares                                469
Heilig Meyers, Co.                                    1,015 shares                              2,791
Hilton Hotels Corp.                                     700 shares                              6,694
Home Depot, Inc.                                      1,672 shares                            114,950
Indymac Mortgage Holdings                               500 shares                              6,375
Intel Corp.                                           1,600 shares                            131,700
Intl Business Mac Corp.                                  72 shares                              7,767
Invacare Corp.                                          100 shares                              2,006
JMS Money Market Fund                             1,253,495 shares                          1,253,495



                             Commerce Bancorp, Inc. 401(k) Retirement Plan

                                         Schedule H, Line 4i -
                    Schedule of Assets Held for Investment Purposes at End of Year
                                             (continued)


                                           Description of investment, including
    Identity of issue, borrower,         maturity date, rate of interest, par or           Current
        lessor or similar party                       maturity value                        value
-----------------------------------------------------------------------------------------------------
Jagnotes.Com Inc.                                     4,000 shares                      $      22,000
Johnson & Johnson                                       600 shares                             55,950
Lucent Technologies                                   2,785 shares                            208,875
Lycos Inc.                                            3,500 shares                            278,469
Massachusetts Investors Growth Class B               25,879 units                             497,650
MBNA Corp.                                              150 shares                              4,088
MCI Worldcom Inc.                                        52 shares                              2,759
MMC Networks Inc.                                     1,000 shares                             34,375
Main Street Bancorp Inc.                              2,000 shares                             19,750
Medtronc Inc.                                           400 shares                             14,575
Merck & Co.                                             524 shares                             35,206
Meritor Savings Bank                                  1,000 shares                              1,250
MFS Fund Class B                                      4,001 units                              48,575
Microsoft Corporation                                10,310 shares                          1,203,693
Minnesota Power, Inc.                                   500 shares                              8,469
Monsanto Company                                        450 shares                             15,947
NBC Internet Inc. Cl A                                   50 shares                              3,863
Nokia Corp Spons ADR                                  1,250 shares                            238,828
Nrth Fork Bancorp Inc.                                  500 shares                              8,688
Nuveen Eqty Port Peroni                              32,090 units                              344,647
Oracle Corp.                                            825 shares                             92,452
Oxford Health Plans, Inc.                               250 shares                              3,172
Park Place Entmnt Corp.                                 700 shares                              8,750
Peerless Sys Corp                                       500 shares                              3,875
Pepsico Incorporated                                    200 shares                              7,050
Per Se Tech Inc.                                        166 shares                              1,395
PetSmart, Inc.                                          500 shares                              2,875
Pfizer Incorporated                                     450 shares                             14,597
Premier Laser Systems                                 9,000 shares                             12,938
Regent Assisted Living                                2,000 shares                              4,000
Research In Motor Ltd.                                1,000 shares                             46,188
Rite Aid Corp.                                        1,500 shares                             16,688
Safeco Corp.                                            400 shares                              9,950
Schering-Plough Corp.                                   700 shares                             29,663
Schlumberger Ltd.                                       501 shares                             28,119
Schwab Charles Corp                                     100 shares                              3,825

                             Commerce Bancorp, Inc. 401(k) Retirement Plan

                                         Schedule H, Line 4i -
                    Schedule of Assets Held for Investment Purposes at End of Year
                                             (continued)


                                           Description of investment, including
    Identity of issue, borrower,         maturity date, rate of interest, par or           Current
        lessor or similar party                       maturity value                        value
-----------------------------------------------------------------------------------------------------
Scientific Atlanta, Inc.                              1,500 shares                      $      83,813
Solectron Corp.                                          13 shares                              1,237
Soverign Bancorp                                      3,000 shares                             22,359
Spartech Corp.                                          500 shares                             16,125
Storage Technology                                      400 shares                              7,375
Strategic Solutions Group                               500 shares                                 45
Summit Bancorp                                        1,300 shares                             39,813
Sunbeam Corp.                                           125 shares                                523
Sun Microsystems Inc.                                 6,000 shares                            464,625
Talk.Com Inc. Rts                                        65 shares                                 --
Thistle Group Holdings                               12,475 shares                             87,325
Toys "R" Us Inc.                                        200 shares                              2,863
Transocean Sedco Forex F Inc.                           501 shares                             16,877
U.S. Treasury Strips                          $110,000 principal amount, due
                                                   November 15, 2001                           98,141
U.S. Treasury Strips                          $320,000 principal amount, due
                                                   November 15, 2005                          218,900
Union Community Bancorp                               1,500 shares                             16,500
Union Planters Corp                                     500 shares                             19,719
United Parcel Svc Inc.                                  100 shares                              6,900
Viatel Inc.                                             100 shares                              5,363
Video SVCS Corp                                       1,000 shares                              4,500
Vista Bancorp, Inc.                                   1,000 shares                             16,875
Vista Medical Tech Inc.                               1,000 shares                                625
Wal-Mart Stores Inc.                                  1,000 shares                             69,125
Walt Disney Company                                     900 shares                             26,325
Warner-Lambert Company                                  300 shares                             24,581
Worldgate Commn Inc.                                  1,200 shares                             57,075
Xerox Corp.                                             250 shares                              5,672
Loans receivable from participants            Interest rates ranging from 8.75% to
                                                   10.15%                                     313,694
                                                                                          -----------
                                                                                          $39,711,484
                                                                                          ===========

* Indicates party-in-interest to the Plan.

"Cost" is not required for participant-directed investments.

                                                                                                    12

                                    SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this Amendment No. 3 to its Annual Report of Form 10-K for the year ended December 31, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


                                           COMMERCE BANCORP, INC.




Date:  June 28, 2000                       By: /s/ Douglas J. Pauls
                                           -----------------------------
                                           Douglas J. Pauls
                                           Senior Vice President and Controller