Form 10-Q
period 2000-06-30
COMMERCE BANCORP INC /NJ/
filed 2000-08-11
CIK 715096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended June 30, 2000
                               -------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                            Commission File #0-12874


                             COMMERCE BANCORP, INC

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

                    Yes X                         No
                       ---                           ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.

  Common Stock                                         31,094,561
--------------------------------------------------------------------------------
(Title of Class)                                (No. of Shares Outstanding
                                                     as of 8/04/00)

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets (unaudited)
         June 30, 2000 and December 31, 1999...................................1

         Consolidated  Statements of Income  (unaudited) Three months ended June 30, 2000 and June 30, 1999 and six months ended
         June 30, 2000 and June 30, 1999.......................................2

         Consolidated Statements of Cash Flows (unaudited)
         Six months ended June 30, 2000 and
         June 30, 1999.........................................................3

         Notes to Consolidated Financial Statements (unaudited)................4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation....................................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........13

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..................14

Item 6.  Exhibits and Reports on Form 8-K.....................................14

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                  -----------------------------------------------------------------------------------------------
                                                                                   June 30,       December 31,
                                                                                 --------------------------------
                  (dollars in thousands)                                              2000              1999
                  -----------------------------------------------------------------------------------------------
Assets            Cash and due from banks                                            $365,356          $317,624
                  Federal funds sold                                                  155,500             5,300
                                                                                 -------------    --------------
                       Cash and cash equivalents                                      520,856           322,924
                  Loans held for sale                                                                     5,704
                  Trading securities                                                   91,728           117,837
                  Securities available for sale                                     1,769,209         1,664,257
                  Securities held to maturity                                       1,227,073         1,201,892
                       (market value 06/00-$1,177,757; 12/99-$1,155,447)
                  Loans                                                             3,450,314         2,961,088
                       Less allowance for loan losses                                  44,004            38,382
                                                                                 -------------    --------------
                                                                                    3,406,310         2,922,706
                  Bank premises and equipment, net                                    230,928           198,515
                  Other assets                                                        217,982           201,958
                                                                                 -------------    --------------
                                                                                   $7,464,086        $6,635,793
                                                                                 =============    ==============

Liabilities       Deposits:
                       Demand:
                           Interest-bearing                                        $2,254,915        $2,063,899
                           Noninterest-bearing                                      1,616,369         1,420,865
                       Savings                                                      1,488,651         1,054,791
                       Time                                                         1,180,155         1,069,365
                                                                                 -------------    --------------
                           Total deposits                                           6,540,090         5,608,920

                  Other borrowed money                                                405,770           558,092
                  Other liabilities                                                    44,363            31,525
                  Trust Capital Securities - Commerce Capital Trust I                  57,500            57,500
                  Long-term debt                                                       23,000            23,000
                                                                                 -------------    --------------
                                                                                    7,070,723         6,279,037


Stockholders'     Common stock, 30,917,148 shares
Equity                 issued (29,844,314 shares 12/99)                                48,308            44,418
                  Capital in excess of par or stated value                            391,831           321,443
                  Retained earnings                                                      (42)            32,263
                  Accumulated other comprehensive income                             (45,110)          (39,744)
                                                                                 -------------    --------------
                                                                                      394,987           358,380

                  Less treasury stock, at cost                                          1,624             1,624
                                                                                 -------------    --------------
                           Total stockholders' equity                                 393,363           356,756
                                                                                 -------------    --------------

                                                                                   $7,464,086        $6,635,793
                                                                                 =============    ==============

See accompanying notes

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

              ---------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
                                                             ----------------------------------------------------------
              (dollars in thousands, except per share            2000           1999           2000           1999
              amounts)
              ---------------------------------------------------------------------------------------------------------
Interest      Interest and fees on loans                          $70,301        $52,561       $133,479       $100,564
income        Interest on investments                              51,224         40,767        100,054         79,774
              Other interest                                        1,758            228          1,976            384
                                                             -------------   ------------   ------------   ------------
                       Total interest income                      123,283         93,556        235,509        180,722
                                                             -------------   ------------   ------------   ------------

Interest      Interest on deposits:
expense            Demand                                          16,945         10,068         32,296         19,693
                   Savings                                          9,526          5,120         15,694          9,915
                   Time                                            15,671         14,678         31,534         29,685
                                                             -------------   ------------   ------------   ------------
                       Total interest on deposits                  42,142         29,866         79,524         59,293
              Interest on other borrowed money                      6,121          2,080         11,208          2,855
              Interest on long-term debt                            1,598          1,781          3,156          3,563
                                                             -------------   ------------   ------------   ------------
                       Total interest expense                      49,861         33,727         93,888         65,711
                                                             -------------   ------------   ------------   ------------

              Net interest income                                  73,422         59,829        141,621        115,011
              Provision for loan losses                             3,642          2,274          7,135          4,458
                                                             -------------   ------------   ------------   ------------
              Net interest income after provision for
                   loan losses                                     69,780         57,555        134,486        110,553

Noninterest   Deposit charges and service fees                     13,201         10,812         25,537         20,552
income        Other operating income                               22,400         16,249         44,908         33,377
              Net investment securities gains                                        400            820          1,265
                                                             -------------   ------------   ------------   ------------
                       Total noninterest income                    35,601         27,461         71,265         55,194
                                                             -------------   ------------   ------------   ------------

Noninterest   Salaries                                             29,310         24,063         58,353         47,850
expense       Benefits                                              6,411          4,841         12,603          9,897
              Occupancy                                             7,606          5,207         14,684         10,300
              Furniture and equipment                              10,309          7,611         19,468         14,554
              Office                                                5,756          4,853         11,554         10,151
              Audit and regulatory fees and assessments               689            632          1,370          1,204
              Marketing                                             2,698          2,503          4,962          4,166
              Other real estate (net)                                 481            495            754            969
              Other                                                13,285         11,069         25,656         19,935
                                                             -------------   ------------   ------------   ------------
                       Total noninterest expenses                  76,545         61,274        149,404        119,026
                                                             -------------   ------------   ------------   ------------

              Income before income taxes                           28,836         23,742         56,347         46,721
              Provision for federal and state income taxes          9,459          7,726         18,675         15,224
                                                             -------------   ------------   ------------   ------------
              Net income                                          $19,377       $ 16,016        $37,672        $31,497
                                                             =============   ============   ============   ============

              Net income per common and common
                 equivalent share:
                       Basic                                        $0.63          $0.55          $1.23          $1.09
                                                             -------------   ------------   ------------   ------------
                       Diluted                                      $0.61          $0.53          $1.20          $1.04
                                                             -------------   ------------   ------------   ------------
              Average common and common equivalent
                 shares outstanding:
                       Basic                                       30,650         29,009         30,457         28,777
                                                             -------------   ------------   ------------   ------------
                       Diluted                                     31,755         30,122         31,478         30,063
                                                             -------------   ------------   ------------   ------------
              Cash dividends declared, common stock                 $0.25          $0.21          $0.49          $0.41
                                                             =============   ============   ============   ============

See accompanying notes

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                  ------------------------------------------------------------------------------------------------------
                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                       ---------------------------------
                  (dollars in thousands)                                                   2000               1999
                  ------------------------------------------------------------------------------------------------------
Operating         Net income                                                               $37,672            $31,497
activities        Adjustments to reconcile net income to net cash
                     provided by operating activities:
                       Provision for loan losses                                             7,135              4,458
                       Provision for depreciation, amortization and accretion               13,696             15,194
                       Gains on sales of securities available for sale                        (820)            (1,265)
                       Proceeds from sales of mortgages held for sale                        6,241             67,111
                       Originations of mortgages held for sale                                (537)           (53,394)
                       Net loan chargeoffs                                                  (1,513)              (855)
                       Net decrease (increase) in trading securities                        26,109            (20,425)
                       Increase in other assets                                            (13,295)           (10,816)
                       Increase (decrease) in other liabilities                             12,838             (2,924)
                  ------------------------------------------------------------------------------------------------------
                             Net cash provided by financing activities                      87,526             28,581

Investing         Proceeds from the sales of securities available for sale                 167,134            201,469
activities        Proceeds from the maturity of securities available for sale              132,097            180,020
                  Proceeds from the maturity of securities held to maturity                 75,517            153,592
                  Purchase of securities available for sale                               (411,555)          (552,775)
                  Purchase of securities held to maturity                                 (100,879)           (49,759)
                  Net increase in loans                                                   (496,598)          (415,169)
                  Proceeds from sales of loans                                               7,372              5,906
                  Purchases of premises and equipment                                      (45,830)           (30,560)
                  ------------------------------------------------------------------------------------------------------
                             Net cash used by financing activities                        (672,742)          (507,276)

Financing         Net increase in demand and savings deposits                              820,380            245,546
activities        Net increase in time deposits                                            110,790             31,870
                  Net (decrease) increase in other borrowed money                         (152,322)           216,716
                  Dividends paid                                                           (14,511)           (11,228)
                  Proceeds from issuance of common stock under
                  dividend reinvestment and other stock plans                               24,326             11,486
                  Other                                                                     (5,515)               143
                  ------------------------------------------------------------------------------------------------------
                             Net cash provided by financing activities                     783,148            494,533

                  Increase (decrease) in cash and cash equivalents                         197,932             15,838
                  Cash and cash equivalents at beginning of year                           322,924            277,615
                  ------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of period                              $520,856           $293,453
                  ======================================================================================================

                  Supplemental  disclosures of cash flow information:
                     Cash paid during the period for:
                       Interest                                                            $93,224            $65,543
                       Income taxes                                                         20,361             12,553
                     Other noncash activities:
                       Transfer of securities to securities available for sale                                 91,010
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

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the period ended December 31, 1999. The results for the three months ended June 30, 2000 and the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

C.   Comprehensive Income

Total comprehensive income, which for the Company included net income and unrealized gains and losses on the Company's available for sale securities, amounted to $14.1 million and $(5.4) million, respectively, for the three months ended June 30, 2000 and 1999. For the six months ended June 30, 2000 and 1999, total comprehensive income was $43.0 million and $4.2 million, respectively.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

D.   Segment Information

Selected segment information is as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                       Three Months Ended
                                                    June 30, 2000                            June 30, 1999
                                        Community      Parent/                   Community      Parent/
                                          Banks         Other        Total         Banks         Other        Total
-------------------------------------------------------------------------------------------------------------------------
Net interest income                       $73,714         $(292)     $73,422       $61,535       $(1,706)     $59,829
Provision for loan losses                   3,642                      3,642         2,274                      2,274
                                      -----------------------------------------------------------------------------------

Net interest income after provision        70,072          (292)      69,780        59,261        (1,706)      57,555
Noninterest income                         20,903        14,698       35,601        15,459        12,002       27,461
Noninterest expense                        63,288        13,257       76,545        50,228        10,771       60,999
                                      -----------------------------------------------------------------------------------
Income before income taxes                 27,687         1,149       28,836        24,492          (475)      24,017
Income tax expense                          9,104           355        9,459         8,004            (3)       8,001
                                      -----------------------------------------------------------------------------------
Net income                                $18,583          $794      $19,377       $16,488         $(472)     $16,016
                                      ===================================================================================

Average assets (in millions)           $7,145,142      $555,496   $7,700,638    $5,166,133      $594,205   $5,760,338
                                      ===================================================================================

-------------------------------------------------------------------------------------------------------------------------
                                                  Six Months Ended                         Six Months Ended
                                                    June 30, 2000                            June 30, 1999
                                        Community      Parent/                   Community      Parent/
                                          Banks         Other        Total         Banks         Other        Total
-------------------------------------------------------------------------------------------------------------------------
Net interest income                      $143,515       $(1,894)    $141,621      $118,334       $(3,323)    $115,011
Provision for loan losses                   7,135                      7,135         4,458                      4,458
                                      -----------------------------------------------------------------------------------

Net interest income after provision       136,380        (1,894)     134,486       113,876        (3,323)     110,553
Noninterest income                         41,248        30,017       71,265        30,247        24,947       55,194
Noninterest expense                       122,970        26,434      149,404        97,322        21,154      118,476
                                      -----------------------------------------------------------------------------------
Income before income taxes                 54,658         1,689       56,347        46,801           470       47,271
Income tax expense                         18,029           646       18,675        15,333           441       15,774
                                      -----------------------------------------------------------------------------------
Net income                                $36,629        $1,043      $37,672       $31,468           $29      $31,497
                                      ===================================================================================

Average assets (in millions)           $6,538,494      $662,144   $7,200,638    $4,970,813      $628,795   $5,599,608
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

G.   Earnings Per Share

The calculation of earnings per share follows (in thousands, except for per share amounts):

                                                         Three Months Ended                  Six Months Ended
                                                               June 30                            June 30
                                                   -------------------------------------------------------------------
                                                       2000              1999             2000              1999
----------------------------------------------------------------------------------------------------------------------
Basic:
Net income applicable to common stock                   $ 19,377          $ 16,016          $37,672           $31,497
                                                   ==============    ==============   ==============    ==============

Average common shares outstanding                         30,650            29,009           30,457            28,777
                                                   ==============    ==============   ==============    ==============

Net income per common share - basic                       $ 0.63            $ 0.55           $ 1.23            $ 1.09
                                                   ==============    ==============   ==============    ==============

Diluted:
Net income applicable to common stock
on a diluted basis                                      $ 19,377          $ 16,016          $37,672           $31,497
                                                   ==============    ==============   ==============    ==============

Average common shares outstanding                         30,650            29,009           30,457            28,777
Additional shares considered in diluted
computation assuming:
Exercise of stock options                                  1,105             1,113            1,021             1,286
                                                   ==============    ==============   ==============    ==============

Average common shares outstanding
on a diluted basis                                        31,755            30,122           31,478            30,063
                                                   ==============    ==============   ==============    ==============

Net income per common share - diluted                     $ 0.61            $ 0.53           $ 1.20            $ 1.04
                                                   ==============    ==============   ==============    ==============

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation
         -----------------------------------------------------------------------

Capital Resources
-----------------

At June 30, 2000, stockholders' equity totaled $393.4 million or 5.27% of total assets, compared to $356.8 million or 5.38% of total assets at December 31, 1999.

The table below presents the Company's and Commerce NJ's risk-based and leverage ratios at June 30, 2000 and 1999:

                                                                             Per Regulatory Guidelines
                                                                 ---------------------------------------------------
                                               Actual                    Minimum              "Well Capitalized"
                                         Amount      Ratio         Amount      Ratio          Amount      Ratio
--------------------------------------------------------------------------------------------------------------------
June 30, 2000
Company
     Risk based capital ratios:
       Tier 1                             $491,924       11.13%     $176,780        4.00%      $265,170        6.00%
       Total capital                       549,728       12.44       353,560        8.00        441,950       10.00
     Leverage ratio                        491,924        6.78       290,042        4.00        362,553        5.00

Commerce NJ
     Risk based capital ratios:
       Tier 1                             $256,616        9.98%    $ 102,831        4.00%      $154,246        6.00%
       Total capital                       281,801       10.96       205,661        8.00        257,077       10.00
     Leverage ratio                        256,616        6.49       158,065        4.00        197,581        5.00

June 30, 1999
Company
     Risk based capital ratios:
       Tier 1                             $404,078       11.41%    $ 141,636        4.00%      $212,453        6.00%
       Total capital                       457,346       12.92       283,271        8.00        354,089       10.00
     Leverage ratio                        404,078        7.01       230,516        4.00        288,146        5.00

Commerce NJ
     Risk based capital ratios:
       Tier 1                             $208,291       10.68%     $ 77,981        4.00%      $116,972        6.00%
       Total capital                       227,489       11.67       155,962        8.00        194,953       10.00
     Leverage ratio                        208,291        6.43       129,570        4.00        161,963        5.00

At June 30, 2000, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes that as of June 30, 2000, the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

Deposits
--------

Total deposits at June 30, 2000 were $6.54 billion, up $1.33 billion, or 26% over total deposits of $5.21 billion at June 30, 1999, and up by $931.2 million, or 17% from year-end 1999. Deposit growth during the first six months of 2000 included core deposit growth in all categories as well as growth from the public sector. The Company experienced "same-store core deposit growth" of 13.8% at June 30, 2000 as compared to deposits a year ago for those branches open for more than two years.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Interest Rate Sensitivity and Liquidity
---------------------------------------

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

The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate 200 basis point change during the next year, with rates remaining constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 15% of net income in the flat rate scenario in the first year and within 30% over the two year time frame. At June 30, 2000, the Company's income simulation model indicates net income would increase by 5.12% and 2.69% in the first year and over a two year time frame, respectively, if rates decreased as described above, as compared to an increase of 0.70% and a decrease of 6.04%, respectively, at June 30, 1999. At June 30, 2000, the model projects that net income would decrease by 6.30% and 4.87% in the first year and over a two year time frame, respectively, if rates increased as described above, as compared to a decrease of 4.38% and 2.76%, respectively, at June 30, 1999. All of these net income projections are within an acceptable level of interest rate risk pursuant to the policy established by ALCO.

In the event the Company's interest rate risk models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At June 30, 2000, the market value of equity model indicates an acceptable level of interest rate risk.

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

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Short-Term Borrowings
---------------------

Short-term borrowings, or other borrowed money, consist primarily of securities sold under agreements to repurchase and overnight lines of credit, and are used to meet short term funding needs. At June 30, 2000, short-term borrowings aggregated $405.8 million and had an average rate of 6.56%, as compared to $558.1 million at an average rate of 5.38% at December 31, 1999.

Interest Earning Assets
-----------------------

For the six month period ended June 30, 2000, interest earning assets increased $737.7 million from $5.96 billion to $6.69 billion. This increase was primarily in investment securities and the loan portfolio as described below.

Loans
-----

During the first six months of 2000, loans increased $483.6 million from $2.92 billion to $3.41 billion. At June 30, 2000, loans represented 52% of total deposits and 46% of total assets. All segments of the loan portfolio experienced growth in the first six months of 2000, including loans secured by commercial real estate properties, commercial loans, and consumer loans.

Investments
-----------

In total, for the first six months of 2000, securities increased $104.0 million from $2.98 billion to $3.09 billion. Deposit growth and other funding sources were used to increase the Company's investment portfolio. The available for sale portfolio increased $105.0 million to $1.77 billion at June 30, 2000 from $1.66 billion at December 31, 1999, and the securities held to maturity portfolio increased $25.2 million to $1.23 billion at June 30, 2000 from $1.20 billion at year-end 1999. The portfolio of trading securities decreased $26.1 million from year-end 1999 to $91.7 million at June 30, 2000. At June 30, 2000, the average life of the investment portfolio was approximately 6.8 years, and the duration was approximately 4.8 years. At June 30, 2000, total securities represented 41% of total assets.

Net Income
----------

Net income for the second quarter of 2000 was $19.4 million, an increase of $3.4 million or 21% over the $16.0 million recorded for the second quarter of 1999. Net income for the first six months of 2000 was $37.7 million, an increase of $6.2 million or 20% over the $31.5 million recorded in the first six months of 1999. On a per share basis, diluted net income for the second quarter of 2000 and the first six months of 2000 were $0.61 and $1.20 per common share compared to $0.53 and $1.04 per common share for the respective 1999 periods.

Return on average assets (ROA) and return on average equity (ROE) for the second quarter of 2000 were 1.08% and 20.59%, respectively, compared to 1.11% and 18.98%, respectively, for the same 1999 period. ROA and ROE for the first six months of 2000 were 1.09% and 20.60%, respectively, compared to 1.12% and 18.87% a year ago.

Net Interest Income
-------------------

Net interest income totaled $73.4 million for the second quarter of 2000, an increase of $13.6 million or 23% from $59.8 million in the second quarter of 1999. Net interest income for the first six months of 2000 totaled $141.6 million, up $26.6 million or 23% from the first six months of 1999. The improvement in net interest income for both periods was due primarily to volume increases in the loan and investment portfolios.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Noninterest Income
------------------

Noninterest income totaled $35.6 million for the second quarter of 2000, an increase of $8.1 million or 30% from $27.5 million in the second quarter of 1999. The increase was due primarily to increased other operating income, which rose $6.2 million over the prior year, including increased revenues of $2.8 million from Commerce National Insurance, the Company's insurance brokerage subsidiary. In addition, deposit charges and service fees increased $2.4 million over the second quarter of 1999 primarily due to higher transaction volumes. The Company did not record any net investment securities gains in the second quarter of 2000, as compared to $400 thousand a year ago.

For the first six months of 2000, noninterest income totaled $71.3 million, an increase of $16.1 million or 29% from $55.2 million in the first six months of 1999. Other operating income rose $11.5 million over the first six months of 1999, including increased revenues of $7.1 million from Commerce National Insurance. Deposit charges and service fees rose $5.0 million over the prior year primarily due to higher transaction volumes, and the Company recorded $820 thousand in net investment securities gains in the first six months of 2000 as compared to $1.3 million a year ago.

Noninterest Expense
-------------------

For the second quarter of 2000, noninterest expense totaled $76.5 million, an increase of $15.3 million or 25% over the same period in 1999. Contributing to this increase was new branch activity over the past twelve months, with the number of branches increasing from 105 at June 30, 1999 to 129 at June 30, 2000, and the growth of Commerce National Insurance. With the addition of these new offices, staff, facilities, and related expenses rose accordingly. Other noninterest expenses rose $2.2 million over the second quarter of 1999. This increase resulted primarily from higher bank card-related service charges, increased business development expenses, and increased provisions for non-credit-related losses.

For the first six months of 2000, noninterest expense totaled $149.4 million, an increase of $30.4 million or 26% over $119.0 million in the first six months of 1999. Contributing to this increase was new branch activity and the growth of Commerce National Insurance as noted above. Other noninterest expenses rose $5.7 million over the first six months of 1999. This increase resulted primarily from higher bank card-related service charges, increased business development expenses, and increased provisions for non-credit-related losses.


The Company's operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 70.10% for the first six months of 2000 as compared to 69.88% for the same 1999 period. The Company's efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

Loan and Asset Quality
----------------------

Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at June 30, 2000 were $14.5 million, or 0.19% of total assets compared to $12.2 million or 0.18% of total assets at December 31, 1999 and $13.4 million or 0.23% of total assets at June 30, 1999.

Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at June 30, 2000 were $11.0 million or 0.32% of total loans compared to $8.7 million or 0.29% of total loans at December 31, 1999 and $9.3 million or 0.34% of total loans at June 30, 1999. At June 30, 2000, loans past due 90 days or more and still accruing interest amounted to $473 thousand compared to $499 thousand at December 31, 1999 and $693 thousand at June 30, 1999. Additional loans considered as potential problem loans by the Company's internal loan review department ($28.8 million at June 30, 2000) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

Other real estate (ORE) at June 30, 2000 totaled $3.4 million compared to $3.5 million at December 31, 1999 and $4.1 million at June 30, 1999. These properties have been written down to the lower of cost or fair value less disposition costs.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

On pages 12 and 13 are tabular presentation showing detailed information about the Company's non-performing loans and assets and an analysis of the Company's allowance for loan losses and other related data for June 30, 2000, December 31, 1999, and June 30, 1999.

Year 2000
---------

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

Forward-Looking Statements
--------------------------

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

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

The following summary presents information regarding non-performing loans and assets as of June 30, 2000 and the preceding four quarters: (dollar amounts in thousands)

                                                June 30,      March 31,    December 31,   September 30,    June 30,
                                                  2000           2000          1999            1999          1999
                                             --------------------------------------------------------------------------
Non-accrual loans:
   Commercial                                       $4,960        $5,272         $2,254         $2,827          $3,104
   Consumer                                            891           709            674            748             787
   Real estate:
     Construction                                       55            55             55             55             115
     Mortgage                                        4,720         5,458          5,230          5,539           5,144
                                             --------------------------------------------------------------------------
         Total non-accrual loans                    10,626        11,494          8,213          9,169           9,150
                                             --------------------------------------------------------------------------

Restructured loans:
   Commercial                                          240           256            277             15              16
   Consumer
   Real estate:
     Construction
     Mortgage                                          183           189            192            108             110
                                             --------------------------------------------------------------------------
         Total restructured loans                      423           445            469            123             126
                                             --------------------------------------------------------------------------

Total non-performing loans                          11,049        11,939          8,682          9,292           9,276
                                             --------------------------------------------------------------------------

Other real estate                                    3,448         3,681          3,523          3,799           4,118
                                             --------------------------------------------------------------------------

Total non-performing assets                         14,497        15,620         12,205         13,091          13,394
                                             --------------------------------------------------------------------------

Loans past due 90 days or more
   and still accruing                                  473           916            499            581             693
                                             --------------------------------------------------------------------------

Total non-performing assets and
   loans past due 90 days or more                  $14,970       $16,536        $12,704        $13,672         $14,087
                                             ==========================================================================

Total non-performing loans as a
   percentage of total period-end loans              0.32%         0.37%          0.29%          0.34%           0.34%

Total non-performing assets as a
   percentage of total period-end assets             0.19%         0.23%          0.18%          0.21%           0.23%

Total non-performing assets and loans
   past due 90 days or more as a
   percentage of total period-end assets             0.20%         0.24%          0.19%          0.22%           0.24%

Allowance for loan losses as a percentage
   of total non-performing loans                      398%          341%           442%           387%            376%

Allowance for loan losses as a percentage
   of total period-end loans                         1.28%         1.27%          1.30%          1.31%           1.30%

Total non-performing assets and loans
   past due 90 days or more as a
   percentage of stockholders' equity and
   allowance for loan losses                            3%            4%             3%             4%              4%

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data: (dollar amounts in thousands)


                                                                    Six Months Ended                   Year
                                                              ------------------------------           Ended
                                                               06/30/00           06/30/99           12/31/99
                                                              -----------        -----------         ----------
Balance at beginning of period                                   $38,382            $31,265            $31,265
Provisions charged to operating expenses                           7,136              4,458              9,175
                                                              -----------        -----------         ----------
                                                                  45,518             35,723             40,440

Recoveries on loans charged-off:
Commercial                                                           167                366                544
Consumer                                                             156                119                291
Real estate                                                            2                 68                132
                                                              -----------        -----------         ----------
Total recoveries                                                     325                553                967

Loans charged-off:
Commercial                                                        (1,305)              (877)            (1,597)
Consumer                                                            (534)              (454)            (1,028)
Real estate                                                                             (77)              (400)
                                                              -----------        -----------         ----------
Total charge-offs                                                 (1,839)            (1,408)            (3,025)
                                                              -----------        -----------         ----------
Net charge-offs                                                   (1,514)              (855)            (2,058)
                                                              -----------        -----------         ----------

Balance at end of period                                         $44,004            $34,868            $38,382
                                                              ===========        ===========         ==========

Net charge-offs as a percentage of
average loans outstanding                                           0.10%              0.07%              0.08%

Item 3:  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation, Interest Rate Sensitivity and Liquidity.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securities Holders

          The Annual Meeting of the Registrant's Shareholders was held on June 20, 2000. The only items of business acted upon at the Annual Meeting were (i) the election of 12 directors for one year terms; and (ii) approval of the amendment to the Commerce Bancorp, Inc. 1997 Employee Stock Option Plan to increase the number of shares issuable under the 1997 Plan by 5,000,000 shares. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes was as follows:

          (i)  Election of directors:

          Name of                                          (Withhold Authority)
          Nominee                          For                     Against
          -------                          ---                     -------
          Vernon W. Hill, II           25,416,446                  419,717
          David Baird, IV              25,489,792                  346,371
          Robert C. Beck               25,414,644                  421,519
          Jack R Bershad               25,241,155                  595,008
          Joseph M. Buckelew           25,432,134                  404,029
          C. Edward Jordan, Jr.        25,418,061                  418,102
          Morton N. Kerr               25,242,072                  594,091
          Steven M. Lewis              25,429,468                  418,102
          Daniel J. Ragone             25,473,374                  362,789
          William A. Schwartz, Jr.     25,491,028                  345,135
          Joseph T. Tarquini, Jr       25,490,054                  346,109
          Frank C. Videon, Sr.         25,472,117                  364,046

          (ii) Approval of the amendment to the Commerce Bancorp, Inc. 1997 Employee Stock Option Plan to increase the number of shares issuable under the 1997 Plan by 5,000,000 shares:

                                                                        Broker
                       For            Against        Abstain            Non-Vote
                       ---            -------        -------            --------
                11,847,099          8,401,829        175,552           5,411,685

Item 6.   Exhibits and Reports on Form 8-K

          No reports on Form 8-K were filed during the second quarter ended June 30, 2000.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               COMMERCE BANCORP, INC.
                                   ---------------------------------------------
                                                   (Registrant)










August 11, 2000                                /s/ DOUGLAS J. PAULS
---------------                    ---------------------------------------------
    (Date)                                       DOUGLAS J. PAULS
                                               SENIOR VICE PRESIDENT
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)