Form 10-Q
period 2000-09-30
COMMERCE BANCORP INC /NJ/
filed 2000-11-14
CIK 715096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2000
                           ------------------

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

                    Yes X                         No
                       ---                           ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.

       Common Stock                                    31,451,567
--------------------------------------------------------------------------------
     (Title of Class)                          (No. of Shares Outstanding
                                                    as of 11/03/00)

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                      INDEX

                                                                            Page
                                                                            ----



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets (unaudited)
        September 30, 2000 and December 31, 1999...............................1

        Consolidated Statements of Income (unaudited) Three months ended September 30, 2000 and September 30, 1999 and nine months ended
        September 30, 2000 and September 30, 1999..............................2

        Consolidated Statements of Cash Flows (unaudited)
        Nine months ended September 30, 2000 and
        September 30, 1999.....................................................3

        Notes to Consolidated Financial Statements (unaudited).................4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation.....................................7

Item 3. Quantitative and Qualitative Disclosures About Market Risk............13

PART II.OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................14


                                      COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                    (unaudited)
                  -----------------------------------------------------------------------------------------------
                                                                                  September 30,      December 31,
                                                                                 --------------------------------
                  (dollars in thousands)                                             2000              1999
                  -----------------------------------------------------------------------------------------------
Assets            Cash and due from banks                                            $367,393          $317,624
                  Federal funds sold                                                                      5,300
                                                                                 -------------    --------------
                       Cash and cash equivalents                                      367,393           322,924
                  Loans held for sale                                                                     5,704
                  Trading securities                                                  183,895           117,837
                  Securities available for sale                                     1,869,246         1,664,257
                  Securities held to maturity                                       1,286,711         1,201,892
                       (market value 09/00-$1,252,206; 12/99-$1,155,447)
                  Loans                                                             3,655,812         2,961,088
                       Less allowance for loan losses                                  47,357            38,382
                                                                                 -------------    --------------
                                                                                    3,608,455         2,922,706
                  Bank premises and equipment, net                                    249,698           198,515
                  Other assets                                                        216,023           201,958
                                                                                 -------------    --------------
                                                                                   $7,781,421        $6,635,793
                                                                                 =============    ==============

Liabilities       Deposits:
                       Demand:
                           Interest-bearing                                        $2,444,518        $2,063,899
                           Noninterest-bearing                                      1,666,274         1,420,865
                       Savings                                                      1,468,291         1,054,791
                       Time                                                         1,516,947         1,069,365
                                                                                 -------------    --------------
                           Total deposits                                           7,096,030         5,608,920

                  Other borrowed money                                                 88,567           558,092
                  Other liabilities                                                    75,089            31,525
                  Trust Capital Securities - Commerce Capital Trust I                  57,500            57,500
                  Long-term debt                                                       23,000            23,000
                                                                                 -------------    --------------
                                                                                    7,340,186         6,279,037


Stockholders'     Common stock, 31,425,060 shares
Equity                 issued (29,844,314 shares 12/99)                                49,102            44,418
                  Capital in excess of par or stated value                            407,426           321,443
                  Retained earnings                                                    13,388            32,263
                  Accumulated other comprehensive income                             (27,059)          (39,744)
                                                                                 -------------    --------------
                                                                                      442,857           358,380

                  Less treasury stock, at cost                                          1,622             1,624
                                                                                 -------------    --------------
                           Total stockholders' equity                                 441,235           356,756
                                                                                 -------------    --------------

                                                                                   $7,781,421        $6,635,793
                                                                                 =============    ==============

See accompanying notes

                                         COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                       (unaudited)
              ---------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                 September 30,
                                                             ----------------------------------------------------------
              (dollars in thousands, except per share amounts)     2000           1999           2000           1999
              ---------------------------------------------------------------------------------------------------------
Interest      Interest and fees on loans                          $76,601        $55,664       $210,080       $156,228
income        Interest on investments                              52,871         42,949        152,925        122,723
              Other interest                                        1,713            484          3,689            868
                                                             -------------   ------------   ------------   ------------
                       Total interest income                      131,185         99,097        366,694        279,819
                                                             -------------   ------------   ------------   ------------

Interest      Interest on deposits:
expense            Demand                                          19,641         11,914         51,937         31,607
                   Savings                                         10,652          5,349         26,346         15,264
                   Time                                            20,614         14,999         52,148         44,684
                                                             -------------   ------------   ------------   ------------
                       Total interest on deposits                  50,907         32,262        130,431         91,555
              Interest on other borrowed money                      3,115          2,074         14,323          4,929
              Interest on long-term debt                            1,599          1,782          4,755          5,345
                                                             -------------   ------------   ------------   ------------
                       Total interest expense                      55,621         36,118        149,509        101,829
                                                             -------------   ------------   ------------   ------------

              Net interest income                                  75,564         62,979        217,185        177,990
              Provision for loan losses                             3,668          1,653         10,803          6,111
                                                             -------------   ------------   ------------   ------------
              Net interest income after provision for
                   loan losses                                     71,896         61,326        206,382        171,879

Noninterest   Deposit charges and service fees                     14,758         11,272         40,295         31,824
income        Other operating income                               22,930         16,690         67,838         50,067
              Net investment securities gains                                        270            820          1,535
                                                             -------------   ------------   ------------   ------------
                       Total noninterest income                    37,688         28,232        108,953         83,426
                                                             -------------   ------------   ------------   ------------

Noninterest   Salaries                                             30,685         26,433         89,038         74,283
expense       Benefits                                              6,131          4,807         18,734         14,704
              Occupancy                                             7,651          5,765         22,335         16,065
              Furniture and equipment                               9,943          8,336         29,411         22,890
              Office                                                6,204          5,403         17,758         15,554
              Audit and regulatory fees and assessments               947            738          2,317          1,942
              Marketing                                             3,147          2,735          8,109          6,901
              Other real estate (net)                                 104            454            858          1,423
              Other                                                13,689         10,343         39,345         30,278
                                                             -------------   ------------   ------------   ------------
                       Total noninterest expenses                  78,501         65,014        227,905        184,040
                                                             -------------   ------------   ------------   ------------

              Income before income taxes                           31,083         24,544         87,430         71,265
              Provision for federal and state income taxes         10,092          7,704         28,767         22,928
                                                             -------------   ------------   ------------   ------------
              Net income                                          $20,991       $ 16,840        $58,663        $48,337
                                                             =============   ============   ============   ============

              Net income per common and common
                 equivalent share:
                       Basic                                        $0.68          $0.58          $1.91          $1.67
                                                             -------------   ------------   ------------   ------------
                       Diluted                                      $0.64          $0.56          $1.84          $1.60
                                                             -------------   ------------   ------------   ------------
              Average common and common equivalent
                 shares outstanding:
                       Basic                                       31,109         29,233         30,676         29,022
                                                             -------------   ------------   ------------   ------------
                       Diluted                                     32,752         30,318         31,965         30,311
                                                             -------------   ------------   ------------   ------------
              Cash dividends declared, common stock                 $0.25          $0.21          $0.74          $0.63
                                                             =============   ============   ============   ============

                                                 See accompanying notes

                                         COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (unaudited)
                  ------------------------------------------------------------------------------------------------------
                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                       ---------------------------------
                  (dollars in thousands)                                                     2000               1999
                  ------------------------------------------------------------------------------------------------------
Operating         Net income                                                               $58,663            $48,337
activities        Adjustments to reconcile net income to net cash
                     provided by operating activities:
                       Provision for loan losses                                            10,803              6,111
                       Provision for depreciation, amortization and accretion               23,645             21,913
                       Gains on sales of securities available for sale                        (820)            (1,535)
                       Proceeds from sales of mortgages held for sale                        6,241             92,319
                       Originations of mortgages held for sale                                (537)           (78,663)
                       Net loan chargeoffs                                                  (1,828)            (1,458)
                       Net increase in trading securities                                  (66,058)            (5,962)
                       Increase in other assets                                            (21,364)           (44,783)
                       Increase (decrease) in other liabilities                             43,564             (5,824)
                  ------------------------------------------------------------------------------------------------------
                             Net cash provided by financing activities                      52,309             30,455

Investing         Proceeds from the sales of securities available for sale                 167,134            250,179
activities        Proceeds from the maturity of securities available for sale              226,414            240,316
                  Proceeds from the maturity of securities held to maturity                132,086            204,345
                  Purchase of securities available for sale                               (577,900)          (843,644)
                  Purchase of securities held to maturity                                 (217,179)          (103,329)
                  Net increase in loans                                                   (703,743)          (599,149)
                  Proceeds from sales of loans                                               9,019              7,919
                  Purchases of premises and equipment                                      (74,386)           (47,567)
                  ------------------------------------------------------------------------------------------------------
                             Net cash used by financing activities                      (1,038,555)          (890,930)

Financing         Net increase in demand and savings deposits                            1,039,528            424,428
activities        Net increase in time deposits                                            447,582            151,498
                  Net (decrease) increase in other borrowed money                         (469,525)           269,624
                  Dividends paid                                                           (22,071)           (17,325)
                  Proceeds from issuance of common stock under
                  Dividend reinvestment and other stock plans                               40,715             20,886
                  Other                                                                     (5,514)               216
                  ------------------------------------------------------------------------------------------------------
                             Net cash provided by financing activities                   1,030,715            849,327

                  Increase (decrease) in cash and cash equivalents                          44,469            (11,148)
                  Cash and cash equivalents at beginning of year                           322,924            277,615
                  ------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of period                              $367,393           $266,467
                  ======================================================================================================

                  Supplemental  disclosures of cash flow information:  Cash paid during the period for:
                       Interest                                                           $146,517           $101,176
                       Income taxes                                                         27,681             23,568
                     Other noncash activities:
                       Transfer of securities to securities available for sale                                 91,010
                          Securitization of loans                                          106,481            129,768
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

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the period ended December 31, 1999. The results for the three months ended September 30, 2000 and the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

C.   Comprehensive Income

Total comprehensive income, which for the Company included net income and unrealized gains and losses on the Company's available for sale securities, amounted to $39.0 million and $7.8 million, respectively, for the three months ended September 30, 2000 and 1999. For the nine months ended September 30, 2000 and 1999, total comprehensive income was $71.3 million and $12.0 million, respectively.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

D.   Segment Information

Selected segment information is as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                       Three Months Ended
                                                 September 30, 2000                       September 30, 1999
                                        Community      Parent/                   Community      Parent/
                                          Banks         Other        Total         Banks         Other        Total
-------------------------------------------------------------------------------------------------------------------------
Net interest income                       $75,738         $(174)     $75,564       $64,741       $(1,762)     $62,979
Provision for loan losses                   3,668                      3,668         1,653                      1,653
                                      -----------------------------------------------------------------------------------

Net interest income after provision        72,070          (174)      71,896        63,088        (1,762)      61,326
Noninterest income                         22,529        15,159       37,688        16,966        11,266       28,232
Noninterest expense                        65,800        12,701       78,501        54,397        10,617       65,014
                                      -----------------------------------------------------------------------------------
Income before income taxes                 28,799         2,284       31,083        25,657        (1,113)      24,544
Income tax expense                          9,466           626       10,092         8,094          (390)       7,704
                                      -----------------------------------------------------------------------------------
Net income                                $19,333        $1,658      $20,991       $17,563         $(723)     $16,840
                                      ===================================================================================

Average assets (in millions)           $6,820,784      $761,746   $7,582,530    $5,431,034      $592,980   $6,024,014
                                      ===================================================================================


-------------------------------------------------------------------------------------------------------------------------
                                                  Nine Months Ended                        Nine Months Ended
                                                 September 30, 2000                       September 30, 1999
                                        Community      Parent/                   Community      Parent/
                                          Banks         Other        Total         Banks         Other        Total
-------------------------------------------------------------------------------------------------------------------------
Net interest income                      $219,253       $(2,068)    $217,185      $183,075       $(5,085)    $177,990
Provision for loan losses                  10,803                     10,803         6,111                      6,111
                                      -----------------------------------------------------------------------------------

Net interest income after provision       208,450        (2,068)     206,382       176,964        (5,085)     171,879
Noninterest income                         63,777        45,176      108,953        47,213        36,213       83,426
Noninterest expense                       188,770        39,135      227,905       151,719        32,321      184,040
                                      -----------------------------------------------------------------------------------
Income before income taxes                 83,457         3,973       87,430        72,458        (1,193)      71,265
Income tax expense                         27,495         1,272       28,767        23,427          (499)      22,928
                                      -----------------------------------------------------------------------------------
Net income                                $55,962        $2,701      $58,663       $49,031         $(694)     $48,337
                                      ===================================================================================

Average assets (in millions)           $6,448,989      $699,681   $7,148,670    $5,158,501      $584,261   $5,742,762
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

G.   Earnings Per Share

The calculation of earnings per share follows (in thousands, except for per share amounts):

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30                       September 30
                                                   -------------------------------------------------------------------
                                                       2000              1999             2000              1999
----------------------------------------------------------------------------------------------------------------------
Basic:
Net income applicable to common stock                   $ 20,991          $ 16,840          $58,663           $48,337
                                                   ==============    ==============   ==============    ==============

Average common shares outstanding                         31,109            29,233           30,676            29,022
                                                   ==============    ==============   ==============    ==============

Net income per common share - basic                       $ 0.68            $ 0.58           $ 1.91            $ 1.67
                                                   ==============    ==============   ==============    ==============


Diluted:
Net income applicable to common stock
on a diluted basis                                      $ 20,991          $ 16,840          $58,663           $48,337
                                                   ==============    ==============   ==============    ==============


Average common shares outstanding                         31,109            29,233           30,676            29,022
Additional shares considered in diluted
computation assuming:
Exercise of stock options                                  1,643             1,085            1,289             1,289
                                                   --------------    --------------   --------------    --------------
Average common shares outstanding
on a diluted basis                                        32,752            30,318           31,965            30,311
                                                   ==============    ==============   ==============    ==============

Net income per common share - diluted                     $ 0.64            $ 0.56           $ 1.84            $ 1.60
                                                   ==============    ==============   ==============    ==============

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Resources

At September 30, 2000, stockholders' equity totaled $441.2 million or 5.67% of total assets, compared to $356.8 million or 5.38% of total assets at December 31, 1999.

The table below presents the Company's and Commerce NJ's risk-based and leverage ratios at September 30, 2000 and 1999:

                                                                             Per Regulatory Guidelines
                                                                 ---------------------------------------------------
                                               Actual                    Minimum              "Well Capitalized"
                                         Amount      Ratio         Amount      Ratio          Amount      Ratio
--------------------------------------------------------------------------------------------------------------------
September 30, 2000
Company
       Risk based capital ratios:
       Tier 1                             $521,871       10.90%     $191,453        4.00%      $287,179        6.00%
       Total capital                       578,428       12.09       382,905        8.00        478,632       10.00
     Leverage ratio                        521,871        6.85       304,648        4.00        380,810        5.00

Commerce NJ Risk based capital ratios:
       Tier 1                             $259,538        9.10%    $ 114,055        4.00%      $171,083        6.00%
       Total capital                       287,271       10.07       228,110        8.00        285,138       10.00
     Leverage ratio                        259,538        6.15       168,758        4.00        210,947        5.00

September 30, 1999
Company
     Risk based capital ratios:
       Tier 1                             $424,423       11.48%    $ 147,915        4.00%      $221,873        6.00%
       Total capital                       474,141       12.82       295,830        8.00        369,788       10.00
     Leverage ratio                        424,423        7.02       242,000        4.00        302,500        5.00

Commerce NJ Risk based capital ratios:
       Tier 1                             $212,741       10.31%     $ 82,527        4.00%      $123,791        6.00%
       Total capital                       232,317       11.26       165,055        8.00        206,319       10.00
     Leverage ratio                        212,741        6.35       134,007        4.00        167,509        5.00

At September 30, 2000, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes that as of September 30, 2000, the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

Deposits

Total deposits at September 30, 2000 were $7.10 billion, up $1.59 billion, or 29% over total deposits of $5.50 billion at September 30, 1999, and up by $1.49 billion, or 27% from year-end 1999. Deposit growth during the first nine months of 2000 included core deposit growth in all categories as well as growth from the public sector. The Company experienced "same-store core deposit growth" of 15.2% at September 30, 2000 as compared to deposits a year ago for those branches open for more than two years.

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

The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate 200 basis point change during the next year, with rates remaining constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 15% of net income in the flat rate scenario in the first year and within 30% over the two year time frame. At September 30, 2000, the Company's income simulation model indicates net income would increase by 7.61% and 4.80% in the first year and over a two year time frame, respectively, if rates decreased as described above, as compared to an increase of 5.71% of 0.66%, respectively, at September 30, 1999. At September 30, 2000, the model projects that net income would decrease by 7.52% and 5.31% in the first year and over a two year time frame, respectively, if rates increased as described above, as compared to a decrease of 8.92% and 6.67%, respectively, at September 30, 1999. All of these net income projections are within an acceptable level of interest rate risk pursuant to the policy established by ALCO.

In the event the Company's interest rate risk models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At September 30, 2000, the market value of equity model indicates an acceptable level of interest rate risk.

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

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES


Short-Term Borrowings

Short-term borrowings, or other borrowed money, consist primarily of securities sold under agreements to repurchase and overnight lines of credit, and are used to meet short term funding needs. At September 30, 2000, short-term borrowings aggregated $88.6 million and had an average rate of 6.49%, as compared to $558.1 million at an average rate of 5.38% at December 31, 1999.

Interest Earning Assets

For the nine month period ended September 30, 2000, interest earning assets increased $1.04 billion from $5.96 billion to $6.99 billion. This increase was primarily in investment securities and the loan portfolio as described below.

Loans

During the first nine months of 2000, loans increased $685.7 million from $2.92 billion to $3.61 billion. At September 30, 2000, loans represented 51% of total deposits and 46% of total assets. All segments of the loan portfolio experienced growth in the first nine months of 2000, including loans secured by commercial real estate properties, commercial loans, and consumer loans.

Investments

In total, for the first nine months of 2000, securities increased $355.9 million from $2.98 billion to $3.34 billion. Deposit growth and other funding sources were used to increase the Company's investment portfolio. The available for sale portfolio increased $205.0 million to $1.87 billion at September 30, 2000 from $1.66 billion at December 31, 1999, and the securities held to maturity portfolio increased $84.8 million to $1.29 billion at September 30, 2000 from $1.20 billion at year-end 1999. The portfolio of trading securities increased $66.1 million from year-end 1999 to $183.9 million at September 30, 2000. At September 30, 2000, the average life of the investment portfolio was approximately 6.7 years, and the duration was approximately 4.7 years. At September 30, 2000, total securities represented 43% of total assets.

Net Income

Net income for the third quarter of 2000 was $21.0 million, an increase of $4.2 million or 25% over the $16.8 million recorded for the third quarter of 1999. Net income for the first nine months of 2000 was $58.7 million, an increase of $10.3 million or 21% over the $48.3 million recorded in the first nine months of 1999. On a per share basis, diluted net income for the third quarter of 2000 and the first nine months of 2000 were $0.64 and $1.84 per common share compared to $0.56 and $1.60 per common share for the respective 1999 periods.

Return on average assets (ROA) and return on average equity (ROE) for the third quarter of 2000 were 1.11% and 20.02%, respectively, compared to 1.12% and 20.32%, respectively, for the same 1999 period. ROA and ROE for the first nine months of 2000 were 1.09% and 20.38%, respectively, compared to 1.12% and 19.35% a year ago.

Net Interest Income

Net interest income totaled $75.6 million for the third quarter of 2000, an increase of $12.7 million or 20% from $63.0 million in the third quarter of 1999. Net interest income for the first nine months of 2000 totaled $217.2 million, up $39.2 million or 22% from the first nine months of 1999. The improvement in net interest income for both periods was due primarily to volume increases in the loan and investment portfolios.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Noninterest Income

Noninterest income totaled $37.7 million for the third quarter of 2000, an increase of $9.5 million or 33% from $28.2 million in the third quarter of 1999. The increase was due primarily to increased other operating income, which rose $6.2 million over the prior year, including increased revenues of $3.1 million from Commerce National Insurance, the Company's insurance brokerage subsidiary. In addition, deposit charges and service fees increased $3.5 million over the third quarter of 1999 primarily due to higher transaction volumes. The Company did not record any net investment securities gains in the third quarter of 2000, as compared to $270 thousand a year ago.

For the first nine months of 2000, noninterest income totaled $109.0 million, an increase of $25.5 million or 31% from $83.4 million in the first nine months of 1999. Other operating income rose $17.8 million over the first nine months of 1999, including increased revenues of $10.1 million from Commerce National Insurance. Deposit charges and service fees rose $8.5 million over the prior year primarily due to higher transaction volumes, and the Company recorded $820 thousand in net investment securities gains in the first nine months of 2000 as compared to $1.5 million a year ago.

Noninterest Expense

For the third quarter of 2000, noninterest expense totaled $78.5 million, an increase of $13.5 million or 21% over the same period in 1999. Contributing to this increase was new branch activity over the past twelve months, with the number of branches increasing from 111 at September 30, 1999 to 140 at September 30, 2000, and the growth of Commerce National Insurance. With the addition of these new offices, staff, facilities, and related expenses rose accordingly. Other noninterest expenses rose $3.3 million over the third quarter of 1999. This increase resulted primarily from higher bank card-related service charges, increased business development expenses, and increased provisions for non-credit-related losses.

For the first nine months of 2000, noninterest expense totaled $227.9 million, an increase of $43.9 million or 24% over $184.0 million in the first nine months of 1999. Contributing to this increase was new branch activity and the growth of Commerce National Insurance as noted above. Other noninterest expenses rose $9.1 million over the first nine months of 1999. This increase resulted primarily from higher bank card-related service charges, increased business development expenses, and increased provisions for non-credit-related losses.


The Company's operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 69.79% for the first nine months of 2000 as compared to 70.27% for the same 1999 period. The Company's efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

Loan and Asset Quality

Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at September 30, 2000 were $16.1 million, or 0.21% of total assets compared to $12.2 million or 0.18% of total assets at December 31, 1999 and $13.1 million or 0.21% of total assets at September 30, 1999.

Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at September 30, 2000 were $13.2 million or 0.36% of total loans compared to $8.7 million or 0.29% of total loans at December 31, 1999 and $9.3 million or 0.34% of total loans at September 30, 1999. At September 30, 2000, loans past due 90 days or more and still accruing interest amounted to $561 thousand compared to $499 thousand at December 31, 1999 and $581 thousand at September 30, 1999. Additional loans considered as potential problem loans by the Company's internal loan review department ($33.5 million at September 30, 2000) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

Other real estate (ORE) at September 30, 2000 totaled $2.9 million compared to $3.5 million at December 31, 1999 and $3.8 million at September 30, 1999. These properties have been written down to the lower of cost or fair value less disposition costs.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES


On pages 12 and 13 are tabular presentation showing detailed information about the Company's non-performing loans and assets and an analysis of the Company's allowance for loan losses and other related data for September 30, 2000, December 31, 1999, and September 30, 1999.

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

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES


The following summary presents information regarding non-performing loans and assets as of September 30, 2000 and the preceding four quarters: (dollar amounts in thousands)

                                             September 30,    June 30,       March 31,    December 31,  September 30,
                                                  2000           2000           2000           1999          1999
                                             --------------------------------------------------------------------------
Non-accrual loans:
   Commercial                                       $5,771        $4,960         $5,272         $2,254          $2,827
   Consumer                                          1,296           891            709            674             748
   Real estate:
     Construction                                       50            55             55             55              55
     Mortgage                                        5,979         4,720          5,458          5,230           5,539
                                             --------------------------------------------------------------------------
         Total non-accrual loans                    13,096        10,626         11,494          8,213           9,169
                                             --------------------------------------------------------------------------

Restructured loans:
   Commercial                                           12           240            256            277              15
   Consumer
   Real estate:
     Construction
     Mortgage                                           85           183            189            192             108
                                             --------------------------------------------------------------------------
         Total restructured loans                       97           423            445            469             123
                                             --------------------------------------------------------------------------

Total non-performing loans                          13,193        11,049         11,939          8,682           9,292
                                             --------------------------------------------------------------------------

Other real estate                                    2,941         3,448          3,681          3,523           3,799
                                             --------------------------------------------------------------------------

Total non-performing assets                         16,134        14,497         15,620         12,205          13,091
                                             --------------------------------------------------------------------------

Loans past due 90 days or more
   and still accruing                                  561           473            916            499             581
                                             --------------------------------------------------------------------------

Total non-performing assets and
   loans past due 90 days or more                  $16,695       $14,970        $16,536        $12,704         $13,672
                                             ==========================================================================

Total non-performing loans as a
   percentage of total period-end loans          0.36%             0.32%          0.37%          0.29%           0.34%

Total non-performing assets as a
   percentage of total period-end assets         0.21%             0.19%          0.23%          0.18%           0.21%

Total non-performing assets and loans
   past due 90 days or more as a
   percentage of total period-end assets         0.21%             0.20%          0.24%          0.19%           0.22%

Allowance for loan losses as a percentage
   of total non-performing loans                  359%              398%           341%           442%            387%

Allowance for loan losses as a percentage
   of total period-end loans                     1.30%             1.28%          1.27%          1.30%           1.31%

Total non-performing assets and loans
   past due 90 days or more as a
   percentage of stockholders' equity and
   allowance for loan losses                       3%                 3%             4%             3%              4%

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES


The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data: (dollar amounts in thousands)

                                                                                         Year
                                                      Nine Months Ended                  Ended
                                                ------------------------------
                                                 09/30/00           09/30/99           12/31/99
                                                -----------        -----------         ----------
Balance at beginning of period                     $38,382            $31,265            $31,265
Provisions charged to operating expenses            10,803              6,111              9,175
                                                -----------        -----------         ----------
                                                    49,185             37,376             40,440

Recoveries on loans charged-off:
Commercial                                             205                446                551
Consumer                                               214                193                286
Real estate                                             50                 72                132
                                                -----------        -----------         ----------
Total recoveries                                       469                711                969

Loans charged-off:
Commercial                                          (1,373)            (1,087)            (1,599)
Consumer                                              (870)              (805)            (1,078)
Real estate                                           (54)               (277)              (350)
                                                -----------        -----------         ----------
Total charge-offs                                   (2,297)            (2,169)            (3,027)
                                                -----------        -----------         ----------
Net charge-offs                                     (1,828)            (1,458)            (2,058)
                                                -----------        -----------         ----------

Balance at end of period                           $47,357            $35,918            $38,382
                                                ===========        ===========         ==========

Net charge-offs as a percentage of
average loans outstanding                             0.07%              0.08%              0.08%


Item 3:  Quantitative and Qualitative Disclosures About Market Risk

See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation, Interest Rate Sensitivity and Liquidity.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        No reports on Form 8-K were filed during the third quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             COMMERCE BANCORP, INC.
                                  --------------------------------------------
                                                  (Registrant)










   November 13, 2000                          /s/ DOUGLAS J. PAULS
   -----------------              --------------------------------------------
        (Date)                                  DOUGLAS J. PAULS
                                              SENIOR VICE PRESIDENT
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)