Form 10-K405
period 2000-12-31
COMMERCE BANCORP INC /NJ/
filed 2001-03-28
CIK 715096

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 2000
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

     Securities registered pursuant to Section 12(g) of the Act: None
                          ----------------------------
     Indicate by check mark whether the registrant ( 1 ) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.
     Indicate by check mark if disclosure of' delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10- K.                                             [ X ]
     The aggregate market value of voting stock held by non-affiliates of the Registrant is $1,749,057,600.(1)
                          ----------------------------
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.
 Common Stock $1.5625 Par Value                          31,960,287
 ------------------------------           --------------------------------------
      Title of Class                      No. of Shares Outstanding as of 3/2/01

                          ----------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
     Parts II and IV incorporate certain information by reference from the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 (the "Annual Report"). Part III incorporates certain information by reference from the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders.
_______________
(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Registrant's Common Stock outstanding reduced by the amount of Common Stock held by officers, directors, and shareholders owning in excess of 10% of the Registrant's Common Stock multiplied by the last sale price for the Registrant's Common Stock on March 2, 2001. The information provided shall in no way be construed as an admission that the officer, director, or 10% shareholder in the Registrant may be deemed an affiliate of the Registrant or that he is the beneficial owner of' the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the recordkeeping purpose of the Securities and Exchange Commission.

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

                                                                            Page
                                     Part I
Item 1.    Business...........................................................87
Item 2.    Properties.........................................................88
Item 3.    Legal Proceedings .................................................94
Item 4.    Submission of Matters to a Vote of Security Holders
           (This item is omitted since no matters were
           submitted for security holder vote during
           the fourth quarter of 2000.)
                                     Part II
Item 5.    Market for the Registrant's Common Stock and
            Related Stockholders Matters .....................................55
Item 6.    Selected Financial Data ...........................................43
Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..............................44
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ........53
Item 8.    Financial Statements and Supplementary Financial Data .............57
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure
           (This item is omitted since it is not applicable)
                                    Part III
Item 10.   Directors and Executive Officers of the Registrant
Item 11.   Executive Compensation
Item 12.   Security Ownership of Certain Beneficial Owners and Management
Item 13.   Certain Relationships and Related Transactions
           (The information required by the items in this part has been omitted since it will be contained in the definitive proxy statement to be filed pursuant to Regulation 14A.)
                                     Part IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ...84
           (a) (3) - Exhibits:

                  3.1 Restated Certificate of Incorporation of the Company, as amended. (I)

                  3.2      By-laws of the Company, as amended. (K)

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

                  *10.12 A copy of employment contracts with Vernon W. Hill, II, C. Edward Jordan, Jr., and Peter Musumeci, Jr., dated January 2, 1992. (G)

                  *10.13 A copy of the Retirement Plan for Outside Directors of Commerce Bancorp, Inc. (H)

                  *10.14   The Company's 1994 Employee Stock Option Plan. (J)

                  *10.15   The Company's 1997 Employee Stock Option Plan. (L)

                  *10.16 A copy of employment contracts with Dennis M. DiFlorio and Robert D. Falese dated January 1, 1998.
                           (N)

                  10.17 Ground lease, dated June 1, 1994, between Commerce NJ and Absecon Associates, L.L.C., relating to Commerce NJ's branch office in Absecon, New Jersey. (N)

                  10.18 Ground lease, dated September 11, 1995, between Commerce Shore and Whiting Equities, L.L.C., relating to Commerce Shore's branch office in Manchester Township, New Jersey. (N)

                  10.19 Ground lease, dated November 1, 1995, between Commerce NJ and Evesboro Associates, L.L.C., relating to Commerce NJ's branch office in Evesham Township, New Jersey. (N)

                  10.20 Ground lease, dated October 1, 1996, between Commerce NJ and Triad Equities, L.L.C., relating to one of Commerce NJ's branch offices in Gloucester Township, New Jersey. (N)

                  10.21 Ground lease, dated October 11, 1996, between Commerce PA and Plymouth Equities, L.L.C., relating to Commerce PA's branch office in Plymouth Township, PA. (N)

                  10.22 Ground lease, dated January 16, 1998, between Commerce NJ and Ewing Equities, L.L.C., relating to Commerce NJ's branch in Ewing, New Jersey. (P)

                  *10.23 The Company's 1998 Stock Option Plan for Non-Employee Directors. (O)

                  10.24 Ground lease, dated July 31, 1998, between Commerce NJ and English Creek Properties, L.L.C., relating to Commerce NJ's branch in Egg Harbor Township, New Jersey. (P)

                  10.25 Ground lease, dated November 30, 1998, between Commerce Shore and Brick/Burnt Tavern Equities, L.L.C., relating to Commerce Shore's branch office in Brick, New Jersey. (Q)

                  10.26 Ground lease, dated November 30, 1998, between Commerce Shore and Aberdeen Equities, L.L.C., relating to Commerce Shore's branch office in Aberdeen, New Jersey. (Q)

                  10.27 Ground lease, dated November 30, 1998, between Commerce NJ and Hamilton/Wash Properties, L.L.C., relating to Commerce NJ's branch office in Hamilton Township, New Jersey. (Q)

                  10.28 Ground lease, dated April 2, 1999, between Commerce PA and Abington Equities, L.L.C., relating to Commerce PA's branch office in Abington Township, Pennsylvania. (Q)

                  10.29 Ground lease, dated October, 1999, between Commerce PA and Bensalem Equities, L.L.C., relating to Commerce PA's branch office in Bensalem, Pennsylvania.

                  10.30 Ground lease, dated June 9, 2000, between Commerce NJ and Galloway Equities, L.L.C., relating to Commerce NJ's branch office in Galloway, New Jersey.

                  11.1     Computation of Net Income Per Share................71

                  13.1 The Registrant's Annual Report to Shareholders for its fiscal year ended December 31, 2000.

                  21.1 Subsidiaries of the Company (incorporated by reference from PART I, Item 1. "BUSINESS" of this
                           Report on Form 10-K.)..............................87

                  23.1     Consent of Ernst & Young LLP.
                --------------

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

               (Q) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                *   Management contract or compensation plan or arrangement.

      (b) There were no reports on Form 8-K filed in the fourth quarter of 2000.
      (c)(d) Exhibits and Financial Statement Schedules - All other exhibits and schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

Item 15.   Signatures........................................................95

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

     On November 15, 1996, two insurance brokerage agencies, Keystone National Companies, Inc., Cherry Hill, New Jersey, and Morales, Potter & Buckelew, Inc., t/a Buckelew & Associates, Toms River, New Jersey, were acquired by the Company and thereafter merged to form Commerce National Insurance Services, Inc. ("Commerce National Insurance"). Commerce National Insurance is currently a wholly-owned subsidiary of Commerce North. In December 1996, Chesley & Cline, Inc., Mount Holly, New Jersey, was merged with and into Commerce National Insurance. In January 1997, Colkate, Inc., t/a The Morrissey Agency, Mt. Laurel, New Jersey, was merged with and into Commerce National Insurance. In December 1997, Joseph J. Reinhart and Associates, Inc., Cherry Hill, NJ, a risk/loss management and loss investigation consulting firm, and Associated Insurance Management Inc., Haddonfield, NJ, an employee and executive benefit consulting firm, were merged with and into Commerce National Insurance. In August 1998, J.A. Montgomery, Inc., Wilmington, DE, an insurance brokerage agency, was merged with and into Commerce National Insurance. In November, 1999, Mullaney Insurance Associates, Oakhurst, NJ, an insurance brokerage agency, was merged with and into Commerce National Insurance. In January, 2000, Traber and Vreeland, Inc.,

Randolph, NJ and in October 2000, Guarantee Service Agency, Inc. t/a Maywood Agency, Maywood, NJ, insurance brokerage agencies, were merged with and into Commerce National Insurance.

     On March 27, 1998, the Company completed the acquisition of A. H. Williams & Co., Inc., ("Williams") Philadelphia, PA, a public finance investment firm, and combined Williams with Commerce Capital, the bank securities dealer division of Commerce NJ, to form Commerce Capital Markets, Inc. ("CCMI") a wholly-owned subsidiary of the Company.

     On June 9, 1997, the Company issued $57,500,000 of 8 3/4% Trust Capital Securities through Commerce Capital Trust 1, a newly formed Delaware business trust subsidiary of the Company.

     Except as otherwise indicated, all references herein to the Company include Commerce NJ, Commerce PA, Commerce Shore, Commerce North, Commerce Central, Commerce Delaware, Commerce Capital Trust I, Commerce National Insurance, and CCMI.

     The Company's principal executive offices are located at Commerce Atrium, 1701 Route 70 East, Cherry Hill, New Jersey 08034-5400, and its telephone number is (856) 751-9000.

     The total number of full-time equivalent persons employed by the Company was 4,230 as of December 31, 2000. The Company believes that its relationship with its employees is good.

Commerce NJ

     Commerce NJ provides retail and commercial banking services through 53 retail branch offices in Camden, Burlington, Gloucester, Mercer, Atlantic, and Cape May Counties in New Jersey. Commerce NJ' s deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

     As of December 31, 2000, Commerce NJ had total assets of $4.560 billion, total deposits of $3.582 billion, and total stockholders' equity of $283.7 million.

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

  Commercial Banking Activities
     Commerce NJ offers a broad range of commercial banking services, including free checking accounts (subject to minimum balance), night depository facilities, money market accounts, certificates of deposit, short-term loans for seasonal or working capital purposes, term loans for fixed assets and expansion purposes, revolving credit plans and other commercial loans to fit the needs of its customers. Commerce NJ also finances the construction of business properties and makes real estate mortgage loans on completed buildings. Where the needs of a customer exceed Commerce NJ's legal lending limit for any one customer (approximately $47.6 million as of December 31, 2000), Commerce NJ may participate with other banks, including Commerce PA, Commerce Shore, Commerce North, Commerce Central, and Commerce Delaware in making a loan.

Commerce PA
     In 1987, the Company acquired all of the issued and outstanding shares of capital stock of Commerce PA. As a result of this transaction, Commerce PA became a wholly-owned subsidiary of the Company.
     Commerce PA was organized as a national bank on December 28, 1983 and commenced operations on June 29, 1984. As of December 31, 2000, Commerce PA had total assets of $1.505 billion, total deposits of $1.411 billion and total stockholders' equity of $82.8 million.
     Commerce PA provides retail and commercial banking services through 36 retail branch offices in Philadelphia, Bucks,

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

     Commerce Shore was organized as a state-chartered bank on December 8, 1972 and commenced operations on January 29, 1973. In 1989, Commerce Shore converted to a national charter. As of December 31, 2000, Commerce Shore had total assets of $1.175 billion, total deposits of $1.099 billion and total stockholders' equity of $73.7 million.

     Commerce Shore provides retail and commercial banking services through 25 retail branch offices in Ocean and Monmouth Counties, New Jersey. Commerce Shore's deposits are insured by the FDIC.

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

     Commerce North was organized as a state-chartered bank in 1974 and commenced operations in 1975. As of December 31, 2000, Commerce North had total assets of $1.064 billion, total deposits of $850.0 million, and total stockholders' equity of $60.0 million.

     Commerce North provides retail and commercial banking services through 16 retail branch offices in Bergen and Passaic Counties, New Jersey. Commerce North's deposits are insured by the FDIC.

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

     Commerce Central was organized as a state-chartered bank and commenced operations in 1990. As of December 31, 2000, Commerce Central had total assets of $433.5 million, total deposits of $394.0 million, and total stockholders' equity of $31.2 million.

     Commerce Central provides retail and commercial banking services through 15 retail branch offices in Hunterdon, Middlesex, Morris, Somerset, and Union Counties, New Jersey. Commerce Central's deposits are insured by the FDIC.

     Commerce Central generally provides the same retail and commercial banking services and products as Commerce NJ, Commerce PA, Commerce Shore, Commerce North, and Commerce Delaware. Commerce Central does not offer trust services.

Commerce Delaware

     In  1998,  the  Company  received  regulatory  approvals  to open  Commerce
Delaware. Commerce Delaware began operations on December 18, 1999, with the opening of its first branch office.

     As of December 31, 2000, Commerce Delaware had total assets of $72.1 million, total deposits of $67.0 million, and total stockholders' equity of $6.0 million.

     Commerce Delaware generally provides the same retail and commercial banking services and products as Commerce NJ, Commerce PA, Commerce Shore, Commerce North, and Commerce Central. Commerce Delaware offers trust services similar to those offered by Commerce NJ and Commerce PA.

     Commerce Delaware provides retail and commercial banking services through five retail branch offices in New Castle County, Delaware. Commerce Delaware's deposits are insured by the FDIC.

Commerce National Insurance
     Commerce National Insurance operates as a regional insurance brokerage firm concentrating on commercial property, casualty and surety as well as personal lines. In addition, Commerce National Insurance offers a line of employee benefit programs including both group as well as individual medical, life, disability, pension, and risk management services. Commerce National Insurance currently operates out of 16 locations in New Jersey and three locations in Delaware. Commerce National Insurance places insurance for clients in multiple states, primarily New Jersey, Pennsylvania, and Delaware.

Commerce Capital Markets, Inc.
     Commerce Capital Markets, Inc. is a wholly-owned subsidiary of the Company engaging in certain securities activities, including trading, underwriting, and advisory services. CCMI's principal place of business is Philadelphia, Pennsylvania, with branch locations in Cherry Hill and South Plainfield, New Jersey, Burlingame, California, and Fort Lauderdale, Florida.

Other Activities
     NA Asset Management, a Delaware corporation, is a wholly-owned subsidiary of Commerce NJ which purchases, holds and sells investments of Commerce NJ. Commerce Mortgage Acceptance Corp., a Delaware Corporation is a wholly-owned subsidiary of Commerce NJ utilized in the securitization of certain residential mortgage loans. Shore Asset Management Corporation, a Delaware corporation, is a wholly-owned subsidiary of Commerce Shore which purchases, holds and sells investments of Commerce Shore. North Asset Management, a Delaware corporation, is a wholly-owned subsidiary of Commerce North which purchases, holds, and sells investments of Commerce North. Central Asset Management, a Delaware corporation, is a wholly-owned subsidiary of Commerce Central which purchases, holds, and sells investments of Commerce Central. Delaware Asset Management, a New Jersey corporation, is a wholly-owned subsidiary of Commerce Delaware, which purchases, holds, and sells investments of Commerce Delaware.

     As part of the Commerce Network, the Company has an equity investment in Commerce Bank/Harrisburg, Camp Hill, Pennsylvania (15.08% beneficial ownership). The Commerce Network provides certain marketing support and technical support services to its members.

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

     In commercial transactions, Commerce NJ's, Commerce PA's, Commerce Shore's, Commerce North's, Commerce Central's, and Commerce Delaware's legal lending limit to a single borrower (approximately $47.6 million, $13.6 million, $12.0 million, $9.6 million, $5.2 million, and $1.0 million, respectively, as of December 31, 2000) enables them to compete effectively for the business of smaller and mid-sized businesses. However, these legal lending limits are considerably lower than that of various competing institutions and thus may act as a constraint on Commerce NJ's, Commerce PA's, Commerce Shore's, Commerce North's, Commerce Central's, and Commerce Delaware's effectiveness in competing for financing in excess of these limits.

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

     A discussion of capital guidelines and capital is included in the section entitled "Stockholders' Equity and Dividends" contained within Management's Discussion and Analysis of Financial Condition and Results of Operations on page 55 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000, which page of the Annual Report appears elsewhere herein.

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

     Commerce North, as a New Jersey state-chartered bank, is subject to the New Jersey Banking Act. Commerce North is also subject to the supervision of, and is regularly examined by, the New Jersey Department of Banking and Insurance ("Department") and the FDIC, and is required to furnish quarterly reports to each agency. The Approval of the Department and FDIC is necessary for the establishment of any additional branch offices by any New Jersey state-chartered bank, subject to applicable state law restrictions.

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

     All of the deposits of the banking subsidiaries are insured up to applicable limits by the FDIC and are subject to deposit insurance assessments. The insurance assessments are based upon a matrix that takes into account a bank's capital level and supervisory rating. Effective January 1, 1996, the FDIC reduced the insurance premiums it charged on bank deposits to the statutory minimum of $2,000 annually for "well capitalized" banks.

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

Commerce National Insurance/ Commerce Capital Markets
     Commerce National Insurance, a nonbank subsidiary of Commerce North, is currently subject to supervision, regulation and examination by the New Jersey Department of Banking and Insurance. Commerce Capital Markets, a nonbank subsidiary of Commerce NJ, engages in certain permitted securities activities and is regulated by the SEC. Commerce Capital Markets is also subject to rules and regulations promulgated by the National Association of Securities Dealers, Inc., the Securities Investors Protection Corporation and various state securities commissions and with respect to public finance activities the Municipal Securities Rulemaking Board.

     Both Commerce National Insurance and Commerce Capital Markets are also subject to various state laws and regulations in which they do business. These laws and regulations are primarily intended to benefit clients and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, censures and fines.

Recent Legislation
     On November 12, 1999 the Gramm-Leach-Bliley Act (the "Act") became law, repealing the 1933 Glass-Steagall Act's separation of the commercial and investment banking industries. The Act expands the range of nonbanking activities a bank holding company may engage in, while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. The new legislation creates a new category of holding company called a "Financial Holding Company," a subset of bank holding companies that satisfy the following criteria: (1) all of the depository institution subsidiaries must be well capitalized and well managed; and (2) the holding company must have made an effective election with the Federal Reserve Board that it elects to be a financial holding company to engage in activities that would not have been permissible before the Act. In order for the election to be effective, all of the depository institution subsidiaries must have a CRA rating of "satisfactory" or better as of its most recent examination. The Company has not elected to be a financial holding company. Financial holding companies may engage in any activity that (i) is financial in nature or incidental to such financial activity or (ii) is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Act specifies certain activities that are financial in nature. These activities include - acting as principal, agent or broker for insurance; - underwriting, dealing in or making a market in securities; and - providing financial and investment advice. The Federal Reserve Board and the Secretary of the Treasury have authority to decide whether other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services and so on.

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

     Except for the increase in competitive pressures faced by all banking organizations that is a likely consequence of the Act, the Company believes that the legislation and implementing regulations are likely to have a more immediate impact on large regional and national institutions than on community-based institutions engaged principally in traditional banking activities. Because the legislation permits bank holding companies to engage in activities previously prohibited altogether or severely restricted because of the risks they posed to the banking system, implementing regulations impose strict and detailed prudential safeguards on affiliations among banking and nonbanking companies in a holding company organization.

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

     The monetary policies and regulations of the FRB had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of the Company, Commerce NJ, Commerce PA, Commerce Shore, Commerce North, Commerce Central, and Commerce Delaware cannot be predicted.

Legal Proceedings
     Other than routine litigation incidental to its business, none of the Company, Commerce NJ, Commerce PA, Commerce Shore, Commerce North, Commerce
Central, Commerce Delaware, Commerce Capital Trust 1, Commerce National Insurance, or CCMI, or any of their properties is subject to any material legal proceedings, nor are any such proceedings known to be contemplated.

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

     As of December 31, 2000, all of the approximately 890,000 shares of the Company's common stock held by the ESOP were allocated to participant accounts.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Commerce Bancorp, Inc.

                                   By /s/ VERNON W. HILL, II
                                      ---------------------------------------
                                                Vernon W. Hill, II
Date: March 27, 2001                    Chairman of the Board and President

                                   By /s/ DOUGLAS J. PAULS
                                      ---------------------------------------
                                                Douglas J. Pauls
                                      Principal Financial and Accounting Officer

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                            Title                              Date
 /s/   VERNON W. HILL, II         Chairman of the Board and President             March 27, 2001
-----------------------------     (Principal Executive Officer)
       Vernon W. Hill, II

 /s/  C. EDWARD JORDAN JR.        Executive Vice President and Director           March 27, 2001
-----------------------------
      C. Edward Jordan Jr.

 /s/  ROBERT C. BECK              Secretary and Director                          March 27, 2001
-----------------------------
      Robert C. Beck

 /s/  DAVID BAIRD, IV             Director                                        March 27, 2001
-----------------------------
      David Baird, IV

 /s/  JACK R BERSHAD              Director                                        March 27, 2001
-----------------------------
      Jack R Bershad

 /s/  JOSEPH BUCKELEW             Director                                        March 27, 2001
-----------------------------
      Joseph Buckelew

 /s/  MORTON N. KERR              Director                                        March 27, 2001
-----------------------------
      Morton N. Kerr

 /s/  STEVEN M. LEWIS             Director                                        March 27, 2001
-----------------------------
      Steven M. Lewis

 /s/  DANIEL J. RAGONE            Director                                        March 27, 2001
-----------------------------
      Daniel J. Ragone

 /s/ WILLIAM A. SCHWARTZ JR.      Director                                        March 27, 2001
-----------------------------
     William A. Schwartz Jr.

 /s/ JOSEPH T. TARQUINI JR.       Director                                        March 27, 2001
-----------------------------
     Joseph T. Tarquini Jr.

 /s/ FRANK C. VIDEON SR.          Director                                        March 27, 2001
-----------------------------
     Frank C. Videon Sr.