Form 10-Q
period 2001-03-31
COMMERCE BANCORP INC /NJ/
filed 2001-05-15
CIK 715096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended March 31, 2001
                           --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to ______________

                            Commission File #0-12874

                            [GRAPHIC OMITTED - LOGO]

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

       Common Stock                                       32,198,979
--------------------------------------------------------------------------------
     (Title of Class)                             (No. of Shares Outstanding
                                                        as of 5/01/01)

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

                                     INDEX

                                                                            Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets (unaudited)
          March 31, 2001 and December 31, 2000.................................1

          Consolidated Statements of Income (unaudited)
          Three months ended March 31, 2001 and
          March 31, 2000.......................................................2

          Consolidated Statements of Cash Flows (unaudited)
          Three months ended March 31, 2001 and
          March 31, 2000.......................................................3

          Notes to Consolidated Financial Statements (unaudited)...............4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation...................................7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........12

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K....................................13

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS(unaudited)

                  ------------------------------------------------------------------------------------------------
                                                                                    March 31,       December 31,
                                                                                  --------------------------------
                  (dollars in thousands)                                              2001              2000
                  ------------------------------------------------------------------------------------------------
Assets            Cash and due from banks                                            $401,392          $443,918
                  Federal funds sold                                                  200,600            52,000
                                                                                  -----------       -----------
                       Cash and cash equivalents                                      601,992           495,918
                  Loans held for sale                                                  28,123            41,791
                  Trading securities                                                  174,988           109,306
                  Securities available for sale                                     2,460,058         2,021,326
                  Securities held to maturity                                       1,385,852         1,513,456
                       (market value 03/01-$1,388,562; 12/00-$1,503,202)
                  Loans                                                             3,847,040         3,687,260
                       Less allowance for loan losses                                  52,157            48,680
                                                                                  -----------       -----------
                                                                                    3,794,883         3,638,580
                  Bank premises and equipment, net                                    285,722           276,097
                  Other assets                                                        217,127           200,042
                                                                                  -----------       -----------
                                                                                   $8,948,745        $8,296,516
                                                                                  ===========       ===========

Liabilities       Deposits:
                       Demand:
                           Interest-bearing                                        $2,645,950        $2,628,358
                           Noninterest-bearing                                      1,935,101         1,789,371
                       Savings                                                      1,561,953         1,436,800
                       Time                                                         1,967,446         1,533,065
                                                                                  -----------       -----------
                           Total deposits                                           8,110,450         7,387,594

                  Other borrowed money                                                 66,410           283,714
                  Other liabilities                                                   151,293            52,484
                  Trust Capital Securities - Commerce Capital Trust I                  57,500            57,500
                  Long-term debt                                                       23,000            23,000
                                                                                  -----------       -----------
                                                                                    8,408,653         7,804,292

Stockholders'     Common stock, 32,142,144 shares
Equity                 issued (31,761,453 shares in 2000)                              50,222            49,627
                  Capital in excess of par or stated value                            435,514           422,375
                  Retained earnings                                                    41,730            27,083
                  Accumulated other comprehensive income                               14,248            (5,239)
                                                                                  -----------       -----------
                                                                                      541,714           493,846

                  Less treasury stock, at cost                                          1,622             1,622
                                                                                  -----------       -----------
                           Total stockholders' equity                                 540,092           492,224
                                                                                  -----------       -----------

                                                                                   $8,948,745        $8,296,516
                                                                                  ===========       ===========

See accompanying notes.

                    COMMERCE BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME(unaudited)

                  -----------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                -------------------------------
                  (dollars in thousands, except per share amounts)                  2001             2000
                  -----------------------------------------------------------------------------------------------
Interest          Interest and fees on loans                                          $79,739          $63,178
income            Interest on investments                                              61,450           48,830
                  Other interest                                                        1,890              218
                                                                                  -----------      -----------
                           Total interest income                                      143,079          112,226
                                                                                  -----------      -----------

Interest          Interest on deposits:
expense                Demand                                                          18,034           15,351
                       Savings                                                          8,895            6,168
                       Time                                                            27,242           15,863
                                                                                  -----------      -----------
                           Total interest on deposits                                  54,171           37,382
                  Interest on other borrowed money                                      1,573            5,087
                  Interest on long-term debt                                            1,595            1,558
                                                                                  -----------      -----------
                           Total interest expense                                      57,339           44,027
                                                                                  -----------      -----------

                  Net interest income                                                  85,740           68,199
                  Provision for loan losses                                             4,609            3,493
                                                                                  -----------      -----------
                  Net interest income after provision for loan losses                  81,131           64,706

Noninterest       Deposit charges and service fees                                     17,164           12,336
income            Other operating income                                               25,964           22,508
                  Net investment securities gains                                         980              820
                                                                                  -----------      -----------
                           Total noninterest income                                    44,108           35,664
                                                                                  -----------      -----------

Noninterest       Salaries                                                             35,656           29,043
expense           Benefits                                                              8,271            6,192
                  Occupancy                                                             8,798            7,078
                  Furniture and equipment                                              11,606            9,159
                  Office                                                                6,066            5,798
                  Audit and regulatory fees and assessments                               960              681
                  Marketing                                                             2,264            2,264
                  Other real estate (net)                                                 350              273
                  Other                                                                16,383           12,371
                                                                                  -----------      -----------
                           Total noninterest expenses                                  90,354           72,859
                                                                                  -----------      -----------

                  Income before income taxes                                           34,885           27,511
                  Provision for federal and state income taxes                         11,484            9,216
                                                                                  -----------      -----------
                  Net income                                                          $23,401          $18,295
                                                                                  ===========      ===========

                  Net income per common and common equivalent share:
                       Basic                                                          $  0.73          $  0.60
                                                                                  -----------      -----------
                       Diluted                                                        $  0.70          $  0.59
                                                                                  -----------      -----------
                  Average common and common equivalent shares outstanding:
                       Basic                                                           31,907           30,263
                                                                                  -----------      -----------
                       Diluted                                                         33,438           31,160
                                                                                  -----------      -----------
                  Cash dividends declared, common stock                               $  0.28          $  0.24
                                                                                  ===========      ===========

See accompanying notes.

                    COMMERCE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                  ------------------------------------------------------------------------------------------------------
                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                       ---------------------------------
                  (dollars in thousands)                                                   2001               2000
                  ------------------------------------------------------------------------------------------------------
Operating         Net income                                                               $23,401            $18,295
activities        Adjustments to reconcile net income to net cash
                     provided by operating activities:
                       Provision for loan losses                                             4,609              3,493
                       Provision for depreciation, amortization and accretion                9,915              6,975
                       Gains on sales of securities available for sale                        (980)              (820)
                       Proceeds from sales of mortgages held for sale                      112,515              6,241
                       Originations of mortgages held for sale                             (98,847)              (537)
                       Net loan chargeoffs                                                  (1,132)            (1,170)
                       Net (increase) decrease in trading securities                       (65,682)            49,924
                       (Increase) decrease in other assets                                 (27,927)             6,793
                       Increase in other liabilities                                        98,808             22,723
                  -----------------------------------------------------------------------------------------------------
                             Net cash provided by operating activities                      54,680            111,917

Investing         Proceeds from the sales of securities available for sale                 185,229            167,134
activities        Proceeds from the maturity of securities available for sale              158,954             61,324
                  Proceeds from the maturity of securities held to maturity                 82,281             35,705
                  Purchase of securities available for sale                               (687,657)          (259,551)
                  Purchase of securities held to maturity                                  (18,843)           (91,272)
                  Net increase in loans                                                   (162,873)          (237,991)
                  Proceeds from sales of loans                                               3,093              2,886
                  Purchases of premises and equipment                                      (19,322)           (22,804)
                  -----------------------------------------------------------------------------------------------------
                             Net cash used by investing activities                        (459,138)          (344,569)

Financing         Net increase in demand and savings deposits                              288,476            267,946
activities        Net increase in time deposits                                            434,381            230,361
                  Net decrease in other borrowed money                                    (217,304)          (239,139)
                  Dividends paid                                                            (8,747)            (7,040)
                  Proceeds from issuance of common stock under
                     dividend reinvestment and other stock plans                            14,069             12,921
                  Other                                                                       (343)            (5,521)
                  -----------------------------------------------------------------------------------------------------
                             Net cash provided by financing activities                     510,532            259,528

                  Increase in cash and cash equivalents                                    106,074             26,876
                  Cash and cash equivalents at beginning of year                           495,918            322,924
                  -----------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of period                              $601,992           $349,800
                  =====================================================================================================

                  Supplemental  disclosures of cash flow information:  Cash paid during the period for:
                       Interest                                                            $52,597            $43,111
                       Income taxes                                                                             1,343
                  -----------------------------------------------------------------------------------------------------

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

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the period ended December 31, 2000. The results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The consolidated financial statements include the accounts of Commerce Bancorp, Inc. and all of its subsidiaries, including Commerce Bank, N.A. (Commerce NJ), Commerce Bank/Pennsylvania, N.A., Commerce Bank/Shore, N.A., Commerce Bank/North, Commerce Bank/Central, N.A., Commerce Bank/Delaware, N.A., Commerce National Insurance Services, Inc. (Commerce National Insurance), Commerce Capital Trust I, and Commerce Capital Markets, Inc. (CCMI). All material intercompany transactions have been eliminated. Effective April 1, 2001, Commerce Bank/Central, N.A. was merged into Commerce NJ.

B.   Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

C.   Comprehensive Income

Total comprehensive income, which for the Company included net income and unrealized gains and losses on the Company's available for sale securities, amounted to $42.9 million and $8.8 million, respectively, for the three months ended March 31, 2001 and 2000.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

D.   Segment Information

Selected segment information is as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                       Three Months Ended
                                                   March 31, 2001                           March 31, 2000
                                        Community      Parent/                   Community      Parent/
                                          Banks         Other        Total         Banks         Other        Total
-----------------------------------------------------------------------------------------------------------------------
Net interest income                       $85,880         $(140)     $85,740       $69,801       $(1,602)     $68,199
Provision for loan losses                   4,609                      4,609         3,493                      3,493
                                      ---------------------------------------------------------------------------------

Net interest income after provision        81,271          (140)      81,131        66,308        (1,602)      64,706
Noninterest income                         26,378        17,730       44,108        20,345        15,319       35,664
Noninterest expense                        76,108        14,246       90,354        59,682        13,177       72,859
                                      ---------------------------------------------------------------------------------
Income before income taxes                 31,541         3,344       34,885        26,971           540       27,511
Income tax expense                         10,295         1,189       11,484         8,925           291        9,216
                                      ---------------------------------------------------------------------------------
Net income                                $21,246        $2,155      $23,401       $18,046          $249      $18,295
                                      =================================================================================

Average assets (in millions)           $7,583,889      $901,607   $8,485,496    $6,030,116      $630,352   $6,660,468
                                      =================================================================================

E.   Recent Accounting Statement

In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset or liability through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company adopted FAS 133 on January 1, 2001. Due to the Company's minimal use of derivatives, adoption did not have a significant effect on the results of operations or the financial position of the Company. Future impact of FAS 133 will depend on the nature and purpose of the derivative instruments in use by the Company at that time.

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

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

G.   Earnings Per Share

The calculation of earnings per share follows (in thousands, except for per share amounts):

                                                                      Three Months Ended
                                                                            March 31,
                                                                ----------------------------------
                                                                      2001             2000
--------------------------------------------------------------------------------------------------
Basic:
Net income applicable to common stock                               $ 23,401          $18,295
                                                                ==================================

Average common shares outstanding                                     31,907           30,263
                                                                ==================================

Net income per common share - basic                                   $ 0.73           $ 0.60
                                                                ==================================

Diluted:
Net income applicable to common stock
on a diluted basis                                                  $ 23,401          $18,295
                                                                ==================================

Average common shares outstanding                                     31,907           30,263
Additional shares considered in diluted
computation assuming:
  Exercise of stock options                                            1,531              897
                                                                ----------------------------------
Average common shares outstanding
on a diluted basis                                                    33,438           31,160
                                                                ==================================
Net income per common share - diluted                                 $ 0.70           $ 0.59
                                                                ==================================

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
          ----------------------------------------------------------------------

Capital Resources
-----------------

At March 31, 2001, stockholders' equity totaled $540.1 million or 6.04% of total assets, compared to $492.2 million or 5.93% of total assets at December 31, 2000.

The table below presents the Company's and Commerce NJ's risk-based and leverage ratios at March 31, 2001 and 2000:

                                                                               Per Regulatory Guidelines
                                                                   -------------------------------------------------
                                                  Actual                  Minimum              "Well Capitalized"
                                            Amount      Ratio       Amount        Ratio         Amount      Ratio
--------------------------------------------------------------------------------------------------------------------
March 31, 2001
Company
     Risk based capital ratios:
       Tier 1                             $579,674       10.80%     $214,618        4.00%      $321,927        6.00%
       Total capital                       641,031       11.95       429,236        8.00        536,545       10.00
     Leverage ratio                        579,674        6.84       339,013        4.00        423,766        5.00

Commerce NJ
     Risk based capital ratios:
       Tier 1                             $302,796       10.00%    $ 121,071        4.00%      $181,607        6.00%
       Total capital                       333,115       11.01       242,143        8.00        302,678       10.00
     Leverage ratio                        302,796        6.62       182,973        4.00        228,716        5.00

March 31, 2000
Company
     Risk based capital ratios:
       Tier 1                             $468,481       11.33%    $ 165,390        4.00%      $248,085        6.00%
       Total capital                       522,986       12.65       330,780        8.00        413,475       10.00
     Leverage ratio                        468,481        6.98       268,302        4.00        335,378        5.00

Commerce NJ
     Risk based capital ratios:
       Tier 1                             $233,787       10.12%     $ 92,415        4.00%     $ 138,622        6.00%
       Total capital                       256,562       11.10       184,830        8.00        231,037       10.00
     Leverage ratio                        233,787        6.47       144,469        4.00        180,586        5.00

At March 31, 2001, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes that as of March 31, 2001, the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

Deposits
--------

Total deposits at March 31, 2001 were $8.11 billion, up $2.00 billion, or 33% over total deposits of $6.11 billion at March 31, 2000, and up by $722.9 million, or 10% from year-end 2000. Deposit growth during the first three months of 2001 included core deposit growth in all categories as well as growth from the public sector. The Company experienced "same-store core deposit growth" of 17.3% at March 31, 2001 as compared to deposits a year ago for those branches open for more than two years.

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

The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate 200 basis point change during the next year, with rates remaining constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 15% of net income in the flat rate scenario in the first year and within 30% over the two year time frame. At March 31, 2001, the Company's income simulation model indicates net income would increase by 3.60% and decrease by 0.27% in the first year and over a two year time frame, respectively, if rates decreased as described above, as compared to an increase of 4.14% and 1.05%, respectively, at March 31, 2000. At March 31, 2001, the model projects that net income would decrease by 5.77% and 4.79% in the first year and over a two year time frame, respectively, if rates increased as described above, as compared to a decrease of 6.09% and 4.60%, respectively, at March 31, 2000. All of these net income projections are within an acceptable level of interest rate risk pursuant to the policy established by ALCO.

In the event the Company's interest rate risk models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At March 31, 2001, the market value of equity model indicates an acceptable level of interest rate risk.

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

Short-Term Borrowings
---------------------

Short-term borrowings, or other borrowed money, consist primarily of securities sold under agreements to repurchase and overnight lines of credit, and are used to meet short term funding needs. During the first three months of 2001, the Company significantly reduced its short-term borrowings, primarily through increased deposits. At March 31, 2001, short-term borrowings aggregated $66.4 million and had an average rate of 4.33%, as compared to $283.7 million at an average rate of 6.70% at December 31, 2000.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Interest Earning Assets
-----------------------

For the three month period ended March 31, 2001, interest earning assets increased $671.5 million from $7.43 billion to $8.10 billion. This increase was primarily in investment securities and the loan portfolio as described below.

Loans
-----

During the first three months of 2001, loans increased $156.3 million from $3.64 billion to $3.79 billion. At March 31, 2001, loans represented 47% of total deposits and 42% of total assets. All segments of the loan portfolio experienced growth in the first three months of 2001, including loans secured by commercial real estate properties, commercial loans, and consumer loans.

Investments
-----------

In total, for the first three months of 2001, securities increased $376.8 million from $3.64 billion to $4.02 billion. The available for sale portfolio increased $438.7 million to $2.46 billion at March 31, 2001 from $2.02 billion at December 31, 2000, and the securities held to maturity portfolio decreased $127.6 million to $1.39 billion at March 31, 2001 from $1.51 billion at year-end 2000. The portfolio of trading securities increased $65.7 million from year-end 2000 to $175.0 million at March 31, 2001. At March 31, 2001, the average life of the investment portfolio was approximately 7.1 years, and the duration was approximately 5.0 years. At March 31, 2001, total securities represented 45% of total assets.

Net Income
----------

Net income for the first quarter of 2001 was $23.4 million, an increase of $5.1 million or 28% over the $18.3 million recorded for the first quarter of 2000. On a per share basis, diluted net income for the first quarter of 2001 was $0.70 per common share compared to $0.59 per common share for the first quarter of 2000.

Return on average assets (ROA) and return on average equity (ROE) for the first quarter of 2001 were 1.10% and 17.92%, respectively, compared to 1.10% and 20.60%, respectively, for the same 2000 period.

Net Interest Income
-------------------

Net interest income totaled $85.7 million for the first quarter of 2001, an increase of $17.5 million or 26% from $68.2 million in the first quarter of 2000. The improvement in net interest income was due primarily to volume increases in the loan and investment portfolios.

Noninterest Income
------------------

Noninterest income totaled $44.1 million for the first quarter of 2001, an increase of $8.4 million or 24% from $35.7 million in the first quarter of 2000. The increase was due primarily to increased deposit charges and service fees, which rose $4.8 million over the first quarter of 2000 primarily due to higher transaction volumes. In addition, other operating income increased $3.5 million over the prior year, including increased revenues of $1.8 million from CCMI, the Company's municipal public finance subsidiary. The Company also recorded $980 thousand in net investment securities gains in the first quarter of 2001 as compared to $820 thousand for the same 2000 period.

Noninterest Expense
-------------------

For the first quarter of 2001, noninterest expense totaled $90.4 million, an increase of $17.5 million or 24% over the same period in 2000. Contributing to this increase was new branch activity over the past twelve months, with the number of branches increasing from 120 at March 31, 2000 to 152 at March 31, 2001. With the addition of these new offices, staff, facilities, and related expenses rose accordingly. Other noninterest expenses rose $4.0 million over the first quarter of 2000. This increase resulted primarily from higher bank card-related service charges, increased business development expenses, and increased provisions for non-credit-related losses.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

The Company's operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 69.84% for the first three months of 2001 as compared to 70.44% for the same 2000 period. The Company's efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

Loan and Asset Quality
----------------------

Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at March 31, 2001 were $20.9 million, or 0.23% of total assets compared to $16.6 million or 0.20% of total assets at December 31, 2000 and $15.6 million or 0.23% of total assets at March 31, 2000.

Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at March 31, 2001 were $19.4 million or 0.50% of total loans compared to $13.6 million or 0.37% of total loans at December 31, 2000 and $11.9 million or 0.37% of total loans at March 31, 2000. At March 31, 2001, loans past due 90 days or more and still accruing interest amounted to $537 thousand compared to $489 thousand at December 31, 2000 and $916 thousand at March 31, 2000. Additional loans considered as potential problem loans by the Company's internal loan review department ($36.9 million at March 31, 2001) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

Other real estate (ORE) at March 31, 2001 totaled $1.5 million compared to $3.0 million at December 31, 2000 and $3.7 million at March 31, 2000. These properties have been written down to the lower of cost or fair value less disposition costs.

On pages 11 and 12 are tabular presentation showing detailed information about the Company's non-performing loans and assets and an analysis of the Company's allowance for loan losses and other related data for March 31, 2001, December 31, 2000, and March 31, 2000.

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

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

The following summary presents information regarding non-performing loans and assets as of March 31, 2001 and the preceding four quarters: (dollar amounts in thousands)

                                                  March 31,    December 31,   September 30,    June 30,      March 31,
                                                    2001           2000          2000            2000           2000
                                             --------------------------------------------------------------------------
Non-accrual loans:
   Commercial                                      $10,681        $4,955         $5,771         $4,960          $5,272
   Consumer                                          1,378         1,295          1,296            891             709
   Real estate:
     Construction                                    1,590         1,459             50             55              55
     Mortgage                                        5,756         5,840          5,979          4,720           5,458
                                             --------------------------------------------------------------------------
         Total non-accrual loans                    19,405        13,549         13,096         10,626          11,494
                                             --------------------------------------------------------------------------

Restructured loans:
   Commercial                                           11            11             12            240             256
   Consumer
   Real estate:
     Construction
     Mortgage                                                         82             85            183             189
                                             --------------------------------------------------------------------------
         Total restructured loans                       11            93             97            423             445
                                             --------------------------------------------------------------------------

Total non-performing loans                          19,416        13,642         13,193         11,049          11,939
                                             --------------------------------------------------------------------------

Other real estate                                    1,452         2,959          2,941          3,448           3,681
                                             --------------------------------------------------------------------------

Total non-performing assets                         20,868        16,601         16,134         14,497          15,620
                                             --------------------------------------------------------------------------

Loans past due 90 days or more
   And still accruing                                  537           489            561            473             916
                                             --------------------------------------------------------------------------

Total non-performing assets and
   Loans past due 90 days or more                  $21,405       $17,090        $16,695        $14,970         $16,536
                                             ==========================================================================

Total non-performing loans as a
   Percentage of total period-end loans              0.50%         0.37%          0.36%          0.32%           0.37%

Total non-performing assets as a
   Percentage of total period-end assets             0.23%         0.20%          0.21%          0.19%           0.23%

Total non-performing assets and loans
   Past due 90 days or more as a
   Percentage of total period-end assets             0.24%         0.21%          0.21%          0.20%           0.24%

Allowance for loan losses as a percentage
   Of total non-performing loans                      269%          357%           359%           398%            341%

Allowance for loan losses as a percentage
   Of total period-end loans                         1.36%         1.32%          1.30%          1.28%           1.27%

Total non-performing assets and loans
   Past due 90 days or more as a
   Percentage of stockholders' equity and
   Allowance for loan losses                            4%            3%             3%             3%              4%

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data: (dollar amounts in thousands)

                                                                   Three Months Ended                  Year
                                                              ------------------------------           Ended
                                                               03/31/01           03/31/00           12/31/00
                                                              -----------        -----------         ----------
Balance at beginning of period                                   $48,680            $38,382            $38,382
Provisions charged to operating expenses                           4,609              3,493             13,931
                                                               ---------          ---------           --------
                                                                  53,289             41,875             52,313

Recoveries on loans charged-off:
Commercial                                                             9                 96                276
Consumer                                                              41                 44                248
Real estate                                                           12                  1                 52
                                                               ---------          ---------           --------
Total recoveries                                                      62                141                576

Loans charged-off:
Commercial                                                          (358)            (1,036)            (2,911)
Consumer                                                            (659)              (275)            (1,243)
Real estate                                                         (177)                                  (55)
                                                               ---------          ---------           --------
Total charge-offs                                                 (1,194)            (1,311)            (4,209)
                                                               ---------          ---------           --------
Net charge-offs                                                   (1,132)            (1,170)            (3,633)
                                                               ---------          ---------           --------

Balance at end of period                                         $52,157            $40,705            $48,680
                                                              ==========         ==========          =========

Net charge-offs as a percentage of
Average loans outstanding                                           0.12%              0.15%              0.11%

Item 3:  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation, Interest Rate Sensitivity and Liquidity.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

No reports on Form 8-K were filed during the first quarter ended March 31, 2001.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               COMMERCE BANCORP, INC.
                                   ---------------------------------------------
                                                    (Registrant)










    May 14, 2001                                /s/ DOUGLAS J. PAULS
-------------------------          ---------------------------------------------
       (Date)                                     DOUGLAS J. PAULS
                                                SENIOR VICE PRESIDENT
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)