Form 10-K405/A
period 2000-12-31
COMMERCE BANCORP INC /NJ/
filed 2001-06-29
CIK 715096

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

================================================================================

                                EXPLANATORY NOTE

     This Amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 28, 2001, is being filed to provide the financial disclosure required by the Securities and Exchange Commission Form 11-K for the Commerce Bancorp, Inc. 401(K) Retirement Plan.




     COMMERCE BANCORP, INC.
     401(K) RETIREMENT PLAN

     Financial Statements and Supplemental Schedule

     Years ended December 31, 2000 and 1999 with Report of Independent Auditors

                  Commerce Bancorp, Inc. 401(k) Retirement Plan

                 Financial Statements and Supplemental Schedule

                     Years ended December 31, 2000 and 1999




                                    Contents


Report of Independent Auditors...............................................1

Audited Financial Statements

Statements of Assets Available for Benefits..................................2
Statements of Changes in Assets Available for Benefits.......................3
Notes to Financial Statements................................................4


Supplemental Schedule

Schedule of Assets (Held at End of Year).....................................8

                         Report of Independent Auditors

Board of Directors
Commerce Bancorp, Inc.

We have audited the accompanying statements of assets available for benefits of the Commerce Bancorp, Inc. 401(k) Retirement Plan (the "Plan") as of December 31, 2000 and 1999, and the related statements of changes in assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for benefits of the Plan at December 31, 2000 and 1999 and the changes in its assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets (held at end of year) as of December 31, 2000, is presented for purposes of additional analysis and is not a required part of the financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan's management. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Ernst & Young, LLP
June 4, 2001

                  Commerce Bancorp, Inc. 401(k) Retirement Plan

                   Statements of Assets Available for Benefits



                                                     December 31
                                              2000                1999
                                        -------------------------------------

Assets
Investments                              $     49,215,121   $     39,711,484
                                        -------------------------------------
Assets available for benefits            $     49,215,121   $     39,711,484
                                        =====================================


See accompanying notes.

                  Commerce Bancorp, Inc. 401(k) Retirement Plan

             Statements of Changes in Assets Available for Benefits



                                                                Year ended December 31
                                                                2000             1999
                                                            ----------------------------
Additions:
    Participant contributions                               $ 3,463,961     $ 2,581,835
    Rollovers and transfers in from other plans               1,575,296       8,573,482

    Investment income:
       Net realized and unrealized appreciation in fair
          value of investments                                6,739,741         811,311
       Interest and dividends                                   668,783         546,312
                                                            ----------------------------
Total additions                                              12,447,781      12,512,940

Deductions:
    Benefits paid to participants                             2,935,912       2,960,471
    Other                                                         8,232          17,704
                                                            ----------------------------
Total deductions                                              2,944,144       2,978,175
                                                            ----------------------------

Net increase                                                  9,503,637       9,534,765

Assets available for benefits:
    Beginning of year                                        39,711,484      30,176,719
                                                            ----------------------------
    End of year                                             $49,215,121     $39,711,484
                                                            ============================

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

General

The Plan, established April 1, 1997, is a defined contribution plan covering all eligible employees of Commerce Bancorp, Inc. (the Company) who have at least six months of service and are age 21 or older. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

Participants of various other employee benefit plans became eligible to participate in the Plan as a result of the acquisitions by the Company. The net assets of the other plans were transferred into the Plan during 2000 and 1999, respectively:

                                                              2000                1999
                                                        -----------------------------------
     Traber & Vreeland                                    $  .9 million               -
     401(k) Plan of Prestige Financial Corp.                       -          $1.8 million
     401(k) Plan of Tinton Falls State Bank                        -            .8 million

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

Participants vest in the Company matching contributions (if any) based on the following:

     Participant's Years of Service             Vested Percentage
     --------------------------------------------------------------

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

Payment of Benefits

Benefits are payable upon retirement, death, disability, or termination of employment. Benefits are distributed to the participant or beneficiary in a lump-sum payment as provided in the provisions of the Plan. Included in assets available for benefits at December 31, 2000 and 1999 is $132,000 and $77,000, respectively, which represents amounts due to participants who have requested withdrawals.

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

Administrative Costs

Administrative costs of the Plan are paid by the Company, unless the Company elects to have such costs paid by the Plan. For 2000 and 1999, no administrative costs were paid by the Plan.

2. Summary of Significant Accounting Policies

Investment Valuation and Income Recognition

The Plan's investments are stated at fair value which is based on net asset value of shares on the last business day of the plan year for mutual funds and the last available quoted market price for shares of common stock. Debt securities are valued based on available market prices as determined by the administrator. The participant notes receivable are valued at their outstanding balances, which approximate fair value. Purchases and sales of securities are recorded on a trade-date basis. The cost of investments sold is determined on an average historical cost basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                  Commerce Bancorp, Inc. 401(k) Retirement Plan

3. Investments

The Plan's mutual funds are administered by Provident Mutual Life Insurance Company. The Commerce Bancorp, Inc. Common Stock and self-directed accounts are administered by Janney Montgomery Scott. During the years ended December 31, 2000 and 1999, the Plan's investments appreciated (depreciated) in fair value as determined by quoted market prices as follows:

                                                           Year ended December 31
                                                          2000                 1999
                                                     -----------------------------------
     Mutual funds and pooled accounts                ($      609,083)   $    1,074,776
     Commerce Bancorp, Inc. Common Stock                   3,333,799          (947,490)
     Self-directed accounts                                4,015,025           684,025
                                                     -----------------------------------
                                                     $     6,739,741    $      811,311
                                                     ===================================

Investments that represent 5% or more of the fair value of the Plan's assets are as follows:

                                                                  December 31
                                                            2000               1999
                                                    ---------------------------------------
     Commerce Bancorp, Inc. Common Stock                  23,819,573    $     15,267,852
     Provident Domestic Aggressive Fund                    5,063,420           5,111,152

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

                                          Commerce Bancorp, Inc. 401(k) Retirement Plan

                                                      Schedule H, Line 4i -
                                              Schedule of Assets Held at End of Year


     Identity of issue, borrower,          Description of investment, including maturity date,                          Current
      lessor or similar party                  rate of interest, par or maturity value                                   value
---------------------------------------------------------------------------------------------------------------------------------

Commerce Bancorp, Inc.*                                           238,375 shares                                      $23,819,573

Mutual Funds and Pooled Accounts
American Century Ultra Fund                                         66,690 units                                          653,200
Deutsche Equity 500 IX Fund                                         35,470 units                                          382,451
Fidelity VIP II ContraFund                                          40,682 units                                          445,836
Janus Aspen Worldwide Growth Fund                                   74,850 units                                          923,527
Provident Domestic Aggressive Fund                                 317,340 units                                        5,063,420
Provident Domestic Conservative Fund                                43,820 units                                          593,852
Provident Domestic Moderate Fund                                   145,839 units                                        2,350,319
Provident Global Aggressive Fund                                   110,093 units                                        1,805,506
Provident Stable Value Fund                                      1,493,936 units                                        1,790,124
                                                                                                                      -----------
                                                                                                                       14,008,235


Self-Directed Accounts
Alliance Capital Reserves                                        1,618,355 units                                        1,618,355
First Trust Unit 428                                                21,902 units                                          166,379
Franklin Strategic Biotech Discovery Fund A                            301 units                                           21,957
Franklin Strategic Nat Resource Fund CL A                              503 units                                            9,397
Massachusetts Investors Growth Class B                              28,864 units                                          464,703
Mevc Draper Fisher Jurvetson Fund I Inc.                             4,250 units                                           52,063
MFS Fund Class B                                                     4,270 units                                           52,438
Morgan Stanley Dean Witter Emerging Markets Fund                       200 units                                            1,750
Munder International Netnet Fund CL II                               1,000 units                                            4,940
Munder Future Tech Fund CL II                                        1,000 units                                            7,890
Nuveen Equity Port UT 2001 Peroni Top Ten Picks                     16,821 units                                          167,981
Nuveen Equity Port UT Peroni Growth Pt Mid 2000                     39,236 units                                          299,229
Pilgrim Funds Worldwide Growth FD CL B                                 492 units                                           12,744
Selected American Shares Inc.                                          277 units                                            9,798
Acclaim Entertainment                                                 500 shares                                              172
ADC Telecomm, Inc.                                                    200 shares                                            3,625
Agilent Tech Inc.                                                   1,000 shares                                           54,750
Air Pdts & Chemicals Inc.                                             152 shares                                            6,232
Allete Com                                                            550 shares                                           13,647
Alpha Pro Tech LTD                                                  1,000 shares                                            1,125
America Online                                                      9,485 shares                                          330,078
American Express Company                                              600 shares                                           32,963
American Tower Corp.                                                  250 shares                                            9,469
Ametek Inc.                                                           250 shares                                            6,484
Aperian Inc.                                                          666 shares                                              437


                                          Commerce Bancorp, Inc. 401(k) Retirement Plan

                                                      Schedule H, Line 4i -
                                        Schedule of Assets Held at End of Year (Continued)

     Identity of issue, borrower,          Description of investment, including maturity date,                          Current
      lessor or similar party                  rate of interest, par or maturity value                                   value
---------------------------------------------------------------------------------------------------------------------------------

Applied Materials Inc.                                                500 shares                                           19,094
Applied Science & Tech Inc.                                           200 shares                                            2,400
Ariba Inc.                                                          2,000 shares                                          107,250
Arrow Intl Inc.                                                     1,000 shares                                           37,672
Artesian Res Corp                                                   1,000 shares                                           26,063
Astec Industries Inc.                                                 200 shares                                            2,638
At Home Corp. Ser A                                                   500 shares                                            2,766
AT&T Corp.                                                          3,737 shares                                           64,463
AT&T Wireless Group                                                   500 shares                                            8,656
Avaya Inc.                                                            266 shares                                            2,743
AXYS Pharmeceuticals Inc.                                             500 shares                                            2,813
B M C Software Inc.                                                   300 shares                                            4,200
Bio Technology Gen Corp.                                              500 shares                                            3,531
Black and Decker Corp.                                                300 shares                                           11,775
Carematrix Corp.                                                      111 shares                                               22
Cell Pathways Inc.                                                    250 shares                                            1,188
Cendant Corp.                                                       1,000 shares                                            9,625
Charming Shoppes, Inc.                                              3,000 shares                                           18,000
Chevron Corp.                                                          50 shares                                            4,222
Children's Place Retail Stores                                        100 shares                                            2,025
Ciena Corp.                                                           100 shares                                            8,125
Cisco Systems, Inc.                                                23,048 shares                                          881,586
Citigroup, Inc.                                                       504 shares                                           25,736
Citrix Systems Inc.                                                 4,000 shares                                           90,000
CMGI Inc.                                                             500 shares                                            2,797
Coca-Cola Company                                                     200 shares                                           12,188
Comdisco Inc.                                                         300 shares                                            3,431
Commerce One Inc. Del                                                 100 shares                                            2,531
Compaq Computer Corp.                                               1,200 shares                                           18,060
Conseco, Inc.                                                         900 shares                                           11,869
Covad Communications Group Inc.                                       250 shares                                              414
Cytogen Corp.                                                       1,000 shares                                            2,344
Dell Computer Corp.                                                10,200 shares                                          177,863
Diversinet Corp.                                                    1,000 shares                                            2,250
Donegal Group Inc.                                                  4,200 shares                                           39,900
Doubleclick, Inc.                                                   1,945 shares                                           21,395
Dow Chemical Company                                                  500 shares                                           18,313
E M C Corp Mass                                                       250 shares                                           16,625
Eaton Vance Income Trust                                           10,000 shares                                           83,750
Electronics Boutique Holdings Corp.                                   500 shares                                            8,750
Enron Corp.                                                           200 shares                                           16,625

                                          Commerce Bancorp, Inc. 401(k) Retirement Plan

                                                      Schedule H, Line 4i -
                                        Schedule of Assets Held at End of Year (Continued)


     Identity of issue, borrower,          Description of investment, including maturity date,                          Current
      lessor or similar party                  rate of interest, par or maturity value                                   value
---------------------------------------------------------------------------------------------------------------------------------

Esoft Inc.                                                          5,000 shares                                            4,688
Europe FD Inc.                                                        200 shares                                            3,000
Exodus Commns Inc.                                                    200 shares                                            4,000
First Keystone Financial                                              100 shares                                            1,038
First Union Corp.                                                     500 shares                                           13,906
Ford Motor Co New                                                     262 shares                                            6,141
Gadzoox Networks Inc.                                                 200 shares                                              419
Gemstar TV Guide Intl Inc.                                            100 shares                                            4,613
General American Investors Co. Inc.                                   116 shares                                            4,176
General Electric Co                                                 4,700 shares                                          225,306
Genreral Motors Corp. New Cl H                                        159 shares                                            3,657
Genesis Health Ventures Inc.                                        2,000 shares                                               70
Global Crossing LTD                                                 2,250 shares                                           32,203
Hearx Ltd.                                                            100 shares                                              138
Heilig Meyers, Co.                                                    765 shares                                               26
Hewlett-Packard Company                                               200 shares                                            6,313
Hilton Hotels Corp.                                                   700 shares                                            7,350
Home Depot, Inc.                                                    1,972 shares                                           90,096
Indymac Mortgage Holdings                                             500 shares                                           14,750
Infospace Inc.                                                      2,000 shares                                           17,687
Intel Corp.                                                         5,900 shares                                          177,369
Intl Business Mach Corp.                                               72 shares                                            6,120
Invacare Corp.                                                        100 shares                                            3,425
Jagnotes.Com Inc.                                                   4,000 shares                                              760
JDS Uniphase Corp.                                                  2,048 shares                                           85,376
Juniper Networks Inc.                                               2,000 shares                                          252,125
Kensey Nash Corp.                                                     500 shares                                            5,063
LSI Logic Corp.                                                     1,200 shares                                           20,508
Lucent Technologies                                                 3,050 shares                                           41,175
Macromedia Inc.                                                       250 shares                                           15,188
Main Street Bancorp Inc.                                            2,000 shares                                           14,000
MBNA Corp.                                                            150 shares                                            5,541
Merck & Co.                                                           400 shares                                           37,450
Meritor Savings Bank                                                1,000 shares                                            1,734
Micron Technology Inc.                                                100 shares                                            3,550
Microsoft Corporation                                               6,642 shares                                          288,097
NASDAQ-100 Trust SR 1                                                 156 shares                                            9,107
NBC Internet Inc. Cl A                                                100 shares                                              350
NCO Group Inc.                                                        250 shares                                            7,594
Neoforma.com Inc.                                                     500 shares                                              406
Netspeak Corp.                                                        250 shares                                              391

                                          Commerce Bancorp, Inc. 401(k) Retirement Plan

                                                      Schedule H, Line 4i -
                                        Schedule of Assets Held at End of Year (Continued)


     Identity of issue, borrower,          Description of investment, including maturity date,                          Current
      lessor or similar party                  rate of interest, par or maturity value                                   value
---------------------------------------------------------------------------------------------------------------------------------

Nokia Corp Sponsored ADR                                            8,434 shares                                          366,879
North Fork Bancorp Inc.                                               500 shares                                           12,281
Novell Inc.                                                           500 shares                                            2,609
Opentv Corp. Cl A                                                     723 shares                                            7,501
Oracle Corp.                                                        6,640 shares                                          192,975
Park Place Entertainment Corp.                                        700 shares                                            8,356
Peoplesoft Inc.                                                       300 shares                                           11,156
Pep Boys Manny Moe & Jack                                           1,000 shares                                            3,625
Pepsico Incorporated                                                  200 shares                                            9,913
Peregrine Pharmeceutical Inc.                                       1,500 shares                                            1,406
Perrigo Co.                                                           500 shares                                            4,141
PetSmart, Inc.                                                        500 shares                                            1,438
Pfizer Incorporated                                                   225 shares                                           10,350
Pharmacia Corp.                                                       450 shares                                           27,450
Phil Suburban Corp.                                                   625 shares                                           15,313
PMC-Sierra Inc.                                                        25 shares                                            1,966
Premier Laser Systems                                               9,000 shares                                               35
Progress Financial Corp.                                            1,050 shares                                            7,481
Qlogic Corp.                                                          790 shares                                           60,830
Qualcomm Inc.                                                         200 shares                                           16,438
Regent Assisted Living                                              2,000 shares                                            1,500
Rite Aid Corp.                                                      1,500 shares                                            3,563
Safeguard Scientifics Inc.                                            400 shares                                            2,650
Saxt Inc.                                                           4,000 shares                                              320
SBC Communications Inc.                                               200 shares                                            9,550
Schlumberger Ltd.                                                     501 shares                                           40,049
Schwab Charles Corp                                                   150 shares                                            4,256
Scientific Atlanta, Inc.                                            1,000 shares                                           32,563
Scudder New Asia FD Inc.                                              200 shares                                            1,863
Siebel Systems Inc.                                                    50 shares                                             3,381
Sk Telecom Ltd Ard F                                                  100 shares                                            2,356
Solectron Corp.                                                       461 shares                                           15,628
Sonicblue Inc.                                                        250 shares                                            1,031
Sovereign Bancorp                                                   2,000 shares                                           16,250
Spartech Corp.                                                        500 shares                                           10,281
Spectrum Control Inc.                                                 700 shares                                            7,044
Speechworks Intl Inc.                                                  95 shares                                            4,661
St Jude Medical Inc.                                                  400 shares                                           24,575
Standard & Poors Depository Receipts                                  100 shares                                           13,119
Storage Technology                                                    400 shares                                            3,600
Strategic Solutions Group                                             500 shares                                               40

                                          Commerce Bancorp, Inc. 401(k) Retirement Plan

                                                      Schedule H, Line 4i -
                                        Schedule of Assets Held at End of Year (Continued)


     Identity of issue, borrower,          Description of investment, including maturity date,                          Current
      lessor or similar party                  rate of interest, par or maturity value                                   value
---------------------------------------------------------------------------------------------------------------------------------

Sun Microsystems Inc.                                               7,220 shares                                          201,258
Sunbeam Corp.                                                         125 shares                                               39
Syms Corp.                                                          3,000 shares                                           13,688
Synopsys Inc.                                                         500 shares                                           23,719
Tellabs Inc.                                                          200 shares                                           11,300
Telocity Inc.                                                       1,000 shares                                            2,000
Thistle Group Holdings                                             18,925 shares                                          151,400
Tommy Hilfiger Corp.                                                  250 shares                                            2,453
Transocean Sedco Forex F Inc.                                          96 shares                                            4,416
Trex Inc.                                                             250 shares                                            6,297
Union Community Bancorp                                             1,700 shares                                           21,250
Union Planters Corp.                                                  500 shares                                           17,875
United Parcel Svc Inc.                                                100 shares                                            5,875
Universal Display Corp.                                             2,250 shares                                           16,172
Usinternetworking Inc.                                                500 shares                                            2,500
Verticalnet Inc.                                                      300 shares                                            1,997
Viatel Inc.                                                           300 shares                                            1,116
Visteon Corp.                                                          19 shares                                              219
Wal-Mart Stores Inc.                                                1,100 shares                                           58,438
Walt Disney Company                                                   900 shares                                           26,044
Webb Interactive Svcs                                                 200 shares                                              338
Widecom Group Inc.                                                    625 shares                                              410
Worldcom Inc. GA New                                                   52 shares                                              731
Worldgate Commn Inc                                                 1,300 shares                                            4,956
Xerox Corp                                                            500 shares                                            2,313
Xilnx Inc.                                                            100 shares                                            4,613
Yardville Natl Bancorp                                                150 shares                                            1,809
Zeroplus.com Inc.                                                   2,400 shares                                              825
Federal Farm Credit Bank                                           45,000 principal, 7.00% due September 29, 2003          45,000
Federal Home Loan Bank                                             25,000 principal, 7.25% due February 10, 2005           25,719
Federal Home Loan Bank                                            250,000 principal, 7.025% due May 9, 2005               251,719
Federal Home Loan Bank                                             10,000 principal, 6.25% due May 19, 2004                 9,966
Federal Home Loan Bank Bond                                        50,000 principal, 5.705% due August 28, 2003            50,141
Federal Home Loan Bank Bond                                        60,000 principal, 4.775% due October 15, 2003           58,744
Federal Home Loan Bank Bond                                        20,000 principal, 6.00% due February 4, 2004            19,900
Federal Home Loan Bank Bond                                        15,000 principal, 7.375% due July 26, 2005              15,356
Federal Home Loan Bank Bond                                       100,000 principal, 7.44% due August 15, 2005            102,563
Federal Home Loan Bank Bond                                       100,000 principal, 7.00% due November 15, 2005          101,844
Federal Home Loan Bank Bond                                       100,000 principal, 7.15% due June 28, 2006              100,000
Federal Home Loan Bank Cons Bd                                     30,000 principal, 6.42% due October 30, 2001            30,131
Federal Home Loan Bank Cons Bd                                    150,000 principal, 7.125% due August 23, 2004           150,000


                                          Commerce Bancorp, Inc. 401(k) Retirement Plan

                                                      Schedule H, Line 4i -
                                        Schedule of Assets Held at End of Year (Continued)


     Identity of issue, borrower,          Description of investment, including maturity date,                          Current
      lessor or similar party                  rate of interest, par or maturity value                                   value
---------------------------------------------------------------------------------------------------------------------------------

Federal Home Loan Bank Strips                                     100,000 principal, 9.5% due February 25, 2003            88,595
Federal Home Loan Mortgage Corp                                   250,000 principal, 6.60% due December 13, 2001          250,115
Federal Home Loan Mortgage Corp                                   200,000 principal, 6.00% due January 13, 2004           199,062
Federal National Mortgage Association                              50,000 principal, 5.00% due November 5, 2003            49,113
Federal National Mortgage Association                              15,000 principal, 5.64% due March 8, 2004               14,874
Federal National Mortgage Association                              15,000 principal, 6.00% due April 13, 2004              14,944
Federal National Mortgage Association                              10,000 principal, 6.11% due April 26, 2004               9,975
Federal National Mortgage Association                             250,000 principal, 6.50% due August 15, 2004            257,265
U. S. Treasury Strips                                             110,000 principal, due November 15, 2001                104,913
U. S. Treasury Strips                                             320,000 principal, due November 15, 2005                251,400
Cit Group Inc. Sr. Notes                                          100,000 principal, 7.125% due October 15, 2004          100,326
Fletcher, NC Revenue Bond                                         100,000 principal, 9.50% due March 01, 2008              50,760
General Motors Acceptance Corp. Note B/E                          250,000 principal, 6.75% due February 7, 2002           248,750
General Motors Acceptance Corp. Note B/E                          250,000 principal, 7.75% due January 19, 2010           260,343
                                                                                                                       ----------
                                                                                                                       10,945,202

oans receivable from participants, with interest
ates ranging from 8.75% to 10.50%*                                                                                        442,111
                                                                                                                   --------------

                                                                                                                    $  49,215,121
                                                                                                                   ==============

* Indicates party-in-interest to the Plan
"Cost" is not required for participant directed investments

                                                                                                                               13

                                    SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report of Form 10-K for the year ended December 31, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.


                                           COMMERCE BANCORP, INC.




Date:  June 29, 2001                       By: /s/ Douglas J. Pauls
                                           -----------------------------
                                           Douglas J. Pauls
                                           Senior Vice President and
                                           Chief Accounting Officer