Form 10-Q
period 2001-06-30
COMMERCE BANCORP INC /NJ/
filed 2001-08-10
CIK 715096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended June 30, 2001
                           -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to ______________

                            Commission File #0-12874

                            COMMERCE BANCORP (LOGO)
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

   Common Stock                                             32,464,474
--------------------------------------------------------------------------------
 (Title of Class)                                   (No. of Shares Outstanding
                                                         as of 08/03/01)

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                      INDEX

                                                                            Page
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets (unaudited)
            June 30, 2001 and December 31, 2000................................1

            Consolidated  Statements of Income  (unaudited)
            Three months ended June 30, 2001 and June 30, 2000
            and six months ended June 30, 2001 and June 30, 2000...............2

            Consolidated Statements of Cash Flows (unaudited)
            Six months ended June 30, 2001 and June 30, 2000...................3

            Notes to Consolidated Financial Statements (unaudited).............4

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operation.................................7

Item 3.     Quantitative and Qualitative Disclosures About Market Risk........13

PART II.    OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..................14

Item 6.  Exhibits and Reports on Form 8-K.....................................14

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

              ------------------------------------------------------------------------------------------------
                                                                               June 30,        December 31,
                                                                              --------------------------------
              (dollars in thousands)                                             2001              2000
              ------------------------------------------------------------------------------------------------
Assets        Cash and due from banks                                            $502,814      $  443,918
              Federal funds sold                                                   54,800          52,000
                                                                              -----------     -----------
                   Cash and cash equivalents                                      557,614         495,918
              Loans held for sale                                                  73,643          41,791
              Trading securities                                                  144,150         109,306
              Securities available for sale                                     2,679,546       2,021,326
              Securities held to maturity                                       1,310,277       1,513,456
                   (market value 06/01-$1,306,566; 12/00-$1,503,202)
              Loans                                                             4,111,949       3,687,260
                   Less allowance for loan losses                                  57,548          48,680
                                                                              -----------     -----------
                                                                                4,054,401       3,638,580
              Bank premises and equipment, net                                    299,457         276,097
              Other assets                                                        226,350         200,042
                                                                              -----------     -----------
                                                                               $9,345,438      $8,296,516
                                                                              ===========     ===========

Liabilities   Deposits:
                   Demand:
                       Interest-bearing                                        $2,805,812      $2,628,358
                       Noninterest-bearing                                      2,025,801       1,789,371
                   Savings                                                      1,628,410       1,436,800
                   Time                                                         1,906,117       1,533,065
                                                                              -----------     -----------
                       Total deposits                                           8,366,140       7,387,594

              Other borrowed money                                                126,061         283,714
              Other liabilities                                                   212,233          52,484
              Trust Capital Securities - Commerce Capital Trust I                  57,500          57,500
              Long-term debt                                                       23,000          23,000
                                                                              -----------     -----------
                                                                                8,784,934       7,804,292

Stockholders  Common stock, 32,458,527 shares
Equity             issued (31,761,453 shares in 2000)                              50,716          49,627
              Capital in excess of par or stated value                            449,740         422,375
              Retained earnings                                                    58,025          27,083
              Accumulated other comprehensive income                                3,645          (5,239)
                                                                              -----------     -----------
                                                                                  562,126         493,846

              Less treasury stock, at cost                                          1,622           1,622
                                                                              -----------     -----------
                       Total stockholders' equity                                 560,504         492,224
                                                                              -----------     -----------

                                                                               $9,345,438      $8,296,516
                                                                              ===========     ===========

                             See accompanying notes.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

              ---------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
                                                             ----------------------------------------------------------
              (dollars in thousands, except per share            2001           2000           2001           2000
              amounts)
              ---------------------------------------------------------------------------------------------------------
Interest      Interest and fees on loans                          $81,616       $ 70,301       $161,355       $133,479
income        Interest on investments                              64,643         51,224        126,093        100,054
              Other interest                                          850          1,758          2,740          1,976
                                                             ------------    -----------    -----------    -----------
                       Total interest income                      147,109        123,283        290,188        235,509
                                                             ------------    -----------    -----------    -----------

Interest      Interest on deposits:
expense            Demand                                          15,948         16,945         33,982         32,296
                   Savings                                          8,345          9,526         17,240         15,694
                   Time                                            25,103         15,671         52,345         31,534
                                                             ------------    -----------    -----------    -----------
                       Total interest on deposits                  49,396         42,142        103,567         79,524
              Interest on other borrowed money                        909          6,121          2,482         11,208
              Interest on long-term debt                            1,401          1,598          2,996          3,156
                                                             ------------    -----------    -----------    -----------
                       Total interest expense                      51,706         49,861        109,045         93,888
                                                             ------------    -----------    -----------    -----------

              Net interest income                                  95,403         73,422        181,143        141,621
              Provision for loan losses                             7,982          3,642         12,591          7,135
                                                             ------------    -----------    -----------    -----------
              Net interest income after provision for
                   loan losses                                     87,421         69,780        168,552        134,486

Noninterest   Deposit charges and service fees                     19,841         13,201         37,005         25,537
income        Other operating income                               27,540         22,400         53,504         44,908
              Net investment securities gains                                                       980            820
                                                             ------------    -----------    -----------    -----------
                       Total noninterest income                    47,381         35,601         91,489         71,265
                                                             ------------    -----------    -----------    -----------

Noninterest   Salaries                                             37,118         29,310         72,774         58,353
expense       Benefits                                              8,456          6,411         16,727         12,603
              Occupancy                                             9,129          7,606         17,927         14,684
              Furniture and equipment                              12,241         10,309         23,847         19,468
              Office                                                6,589          5,756         12,655         11,554
              Audit and regulatory fees and assessments             1,005            689          1,965          1,370
              Marketing                                             4,211          2,698          6,475          4,962
              Other real estate (net)                                 450            481            800            754
              Other                                                18,741         13,285         35,124         25,656
                                                             ------------    -----------    -----------    -----------
                       Total noninterest expenses                  97,940         76,545        188,294        149,404
                                                             ------------    -----------    -----------    -----------

              Income before income taxes                           36,862         28,836         71,747         56,347
              Provision for federal and state income taxes         11,752          9,459         23,236         18,675
                                                             ------------    -----------    -----------    -----------
              Net income                                          $25,110       $ 19,377        $48,511       $ 37,672
                                                             ============    ===========    ===========    ===========


              Net  income per common and common
                  equivalent share:
                       Basic                                        $0.78       $   0.63          $1.51       $   1.23
                                                             ------------    -----------    -----------    -----------
                       Diluted                                      $0.74       $   0.61          $1.44       $   1.20
                                                             ------------    -----------    -----------    -----------
              Average common and common equivalent
                  shares outstanding:
                       Basic                                       32,226         30,650         32,067         30,457
                                                             ------------    -----------    -----------    -----------
                       Diluted                                     33,936         31,755         33,685         31,478
                                                             ------------    -----------    -----------    -----------
              Cash dividends declared, common stock                 $0.27       $   0.25          $0.55       $   0.49
                                                             ============    ===========    ===========    ===========

                             See accompanying notes.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                  ------------------------------------------------------------------------------------------------------
                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                       ---------------------------------
                  (dollars in thousands)                                                   2001               2000
                  ------------------------------------------------------------------------------------------------------
Operating         Net income                                                               $48,511          $  37,672
activities        Adjustments to reconcile net income to net cash
                     provided by operating activities:
                       Provision for loan losses                                            12,591              7,135
                       Provision for depreciation, amortization and accretion               20,518             13,696
                       Gains on sales of securities available for sale                        (980)              (820)
                       Proceeds from sales of mortgages held for sale                      265,608              6,241
                       Originations of mortgages held for sale                            (297,460)              (537)
                       Net loan chargeoffs                                                  (3,723)            (1,513)
                       Net (increase) decrease in trading securities                       (34,844)            26,109
                       Increase in other assets                                            (31,542)           (13,295)
                       Increase in other liabilities                                       159,749             12,838
                  ------------------------------------------------------------------------------------------------------
                             Net cash provided by operating activities                     138,428             87,526

Investing         Proceeds from the sales of securities available for sale                 275,444            167,134
activities        Proceeds from the maturity of securities available for sale              358,552            132,097
                  Proceeds from the maturity of securities held to maturity                175,158             75,517
                  Purchase of securities available for sale                             (1,213,555)          (411,555)
                  Purchase of securities held to maturity                                  (36,485)          (100,879)
                  Net increase in loans                                                   (432,081)          (496,598)
                  Proceeds from sales of loans                                               7,392              7,372
                  Purchases of premises and equipment                                      (42,933)           (45,830)
                  ------------------------------------------------------------------------------------------------------
                             Net cash used by investing activities                        (908,508)          (672,742)

Financing         Net increase in demand and savings deposits                              605,494            820,380
activities        Net increase in time deposits                                            373,052            110,790
                  Net decrease in other borrowed money                                    (157,653)          (152,322)
                  Dividends paid                                                           (17,563)           (14,511)
                  Proceeds from issuance of common stock under
                     dividend reinvestment and other stock plans                            28,789             24,326
                  Other                                                                       (343)            (5,515)
                  ------------------------------------------------------------------------------------------------------
                             Net cash provided by financing activities                     831,776            783,148

                  Increase in cash and cash equivalents                                     61,696            197,932
                  Cash and cash equivalents at beginning of year                           495,918            322,924
                  ------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of period                              $557,614          $ 520,856
                  ======================================================================================================

                  Supplemental  disclosures of cash flow information:  Cash paid during the period for:
                       Interest                                                           $106,186          $  93,224
                       Income taxes                                                         21,901             20,361

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

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the period ended December 31, 2000. The results for the three months ended June 30, 2001 and the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The consolidated financial statements include the accounts of Commerce Bancorp, Inc. and all of its subsidiaries, including Commerce Bank, N.A. (Commerce NJ), Commerce Bank/Pennsylvania, N.A., Commerce Bank/Shore, N.A., Commerce Bank/North, Commerce Bank/Delaware, N.A., Commerce National Insurance Services, Inc. (Commerce National Insurance), Commerce Capital Trust I, and Commerce Capital Markets, Inc. (CCMI). All material intercompany transactions have been eliminated. Effective April 1, 2001, Commerce Bank/Central, N.A. was merged into Commerce NJ.

B.   Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

C.   Comprehensive Income

Total comprehensive income, which for the Company included net income and unrealized gains and losses on the Company's available for sale securities, amounted to $14.5 million and $23.5 million, respectively, for the three months ended June 30, 2001 and 2000. For the six months ended June 30, 2001 and 2000, total comprehensive income was $57.4 million and $32.3 million, respectively.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

D.   Segment Information

The Company operates one reportable segment of business, Community Banks, which includes Commerce NJ, Commerce PA, Commerce Shore, Commerce North, and Commerce Delaware. Through its Community Banks, the Company provides a broad range of retail and commercial banking services, and corporate trust services. Parent/Other includes the holding company, Commerce National Insurance, CCMI, and Commerce Capital Trust I.

Selected segment information is as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                       Three Months Ended
                                                    June 30, 2001                            June 30, 2000
                                        Community      Parent/                   Community      Parent/
                                          Banks         Other        Total         Banks         Other        Total
-----------------------------------------------------------------------------------------------------------------------
Net interest income                   $    95,512   $      (109) $    95,403    $   73,714    $     (292)  $   73,422
Provision for loan losses                   7,982                      7,982         3,642                      3,642
                                      ---------------------------------------------------------------------------------

Net interest income after provision        87,530          (109)      87,421        70,072          (292)      69,780
Noninterest income                         29,901        17,480       47,381        20,903        14,698       35,601
Noninterest expense                        83,293        14,647       97,940        63,288        13,257       76,545
                                      ---------------------------------------------------------------------------------
Income before income taxes                 34,138         2,724       36,862        27,687         1,149       28,836
Income tax expense                         11,270           482       11,752         9,104           355        9,459
                                      ---------------------------------------------------------------------------------
Net income                            $    22,868        $2,242  $    25,110    $   18,583      $    794   $   19,377
                                      =================================================================================

Average assets (in millions)          $8,058,400    $   961,619  $ 9,020,019    $6,500,137      $700,501   $7,200,638
                                      =================================================================================

-----------------------------------------------------------------------------------------------------------------------
                                                  Six Months Ended                         Six Months Ended
                                                    June 30, 2001                            June 30, 2000
                                        Community      Parent/                   Community      Parent/
                                          Banks         Other        Total         Banks         Other        Total
-----------------------------------------------------------------------------------------------------------------------
Net interest income                   $   181,392   $      (249) $   181,143    $  143,515    $   (1,894)  $  141,621
Provision for loan losses                  12,591                     12,591         7,135                      7,135
                                      ---------------------------------------------------------------------------------

Net interest income after provision       168,801          (249)     168,552       136,380        (1,894)     134,486
Noninterest income                         56,279        35,210       91,489        41,248        30,017       71,265
Noninterest expense                       159,401        28,893      188,294       122,970        26,434      149,404
                                      ---------------------------------------------------------------------------------
Income before income taxes                 65,679         6,068       71,747        54,658         1,689       56,347
Income tax expense                         21,565         1,671       23,236        18,029           646       18,675
                                      ---------------------------------------------------------------------------------
Net income                            $    44,114   $     4,397  $    48,511   $    36,629    $    1,043   $   37,672
                                      =================================================================================

Average assets (in millions)          $ 7,822,423   $   931,779  $ 8,754,202    $6,262,245      $668,308   $6,930,553
                                      =================================================================================

E.   Recent Accounting Statements

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

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

impact of FAS 133 will depend on the nature and purpose of the derivative instruments in use by the Company at that time.

In June 2001, the FASB issued Statements No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules beginning in the first quarter of 2002. Due to the immaterial amount of goodwill and intangible assets recorded on the Company's balance sheet, adoption of the Statements is not expected to have a significant impact on the results of operations or the financial position of the Company.

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

G.   Earnings Per Share

The calculation of earnings per share follows (in thousands, except for per share amounts):

                                                         Three Months Ended                  Six Months Ended
                                                               June 30                            June 30
                                                   -------------------------------------------------------------------
                                                       2001              2000             2001              2000
----------------------------------------------------------------------------------------------------------------------
Basic:
Net income applicable to common stock                    $25,110          $ 19,377          $48,511          $ 37,672
                                                   =============     =============    =============     =============

Average common shares outstanding                         32,226            30,650           32,067            30,457
                                                   =============     =============    =============     =============

Net income per common share - basic                        $0.78          $   0.63            $1.51          $   1.23
                                                   =============     =============    =============     =============

Diluted:
Net income applicable to common stock
on a diluted basis                                       $25,110          $ 19,377          $48,511          $ 37,672
                                                   =============     =============    =============     =============

Average common shares outstanding                         32,226            30,650           32,067            30,457
Additional shares considered in diluted
computation assuming:
Exercise of stock options                                  1,710             1,105            1,618             1,021
                                                   -------------     -------------    -------------     -------------
Average common shares outstanding
on a diluted basis                                        33,936            31,755           33,685            31,478
                                                   =============     =============    =============     =============

Net income per common share - diluted                      $0.74          $   0.61            $1.44          $   1.20
                                                   =============     =============    =============     =============

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
          ---------------------------------------------------------------

Capital Resources
-----------------

At June 30, 2001, stockholders' equity totaled $560.5 million or 6.00% of total assets, compared to $492.2 million or 5.93% of total assets at December 31, 2000.

The table below presents the Company's and Commerce NJ's risk-based and leverage ratios at June 30, 2001 and 2000:

                                                                             Per Regulatory Guidelines
                                                                 ---------------------------------------------------
                                               Actual                    Minimum              "Well Capitalized"
                                         Amount      Ratio         Amount      Ratio          Amount      Ratio
--------------------------------------------------------------------------------------------------------------------
June 30, 2001
Company
     Risk based capital ratios:
       Tier 1                             $610,816       10.77%     $226,758        4.00%      $340,138        6.00%
       Total capital                       677,564       11.95       453,517        8.00        566,896       10.00
     Leverage ratio                        610,816        6.78       360,420        4.00        450,525        5.00

Commerce NJ
     Risk based capital ratios:
       Tier 1                             $353,611        9.88%     $143,215        4.00%      $214,822        6.00%
       Total capital                       391,832       10.94       286,430        8.00        358,037       10.00
     Leverage ratio                        353,611        6.53       216,581        4.00        270,726        5.00

June 30, 2000
Company
     Risk based capital ratios:
       Tier 1                             $491,924       10.98%     $179,140        4.00%      $268,710        6.00%
       Total capital                       549,728       12.27       358,280        8.00        447,850       10.00
     Leverage ratio                        491,924        6.78       290,042        4.00        362,553        5.00

Commerce NJ
     Risk based capital ratios:
       Tier 1                             $256,616        9.98%    $ 102,831        4.00%      $154,246        6.00%
       Total capital                       281,801       10.96       205,661        8.00        257,077       10.00
     Leverage ratio                        256,616        6.49       158,065        4.00        197,581        5.00

At June 30, 2001, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes that as of June 30, 2001, the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

Deposits
--------

Total deposits at June 30, 2001 were $8.37 billion, up $1.83 billion, or 28% over total deposits of $6.54 billion at June 30, 2000, and up by $978.5 million, or 13% from year-end 2000. Deposit growth during the first six months of 2001 included core deposit growth in all categories as well as growth from the public sector. The Company experienced "same-store core deposit growth" of 16.5% at June 30, 2001 as compared to deposits a year ago for those branches open for more than two years.

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

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES


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

The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate 200 basis point change during the next year, with rates remaining constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 15% of net income in the flat rate scenario in the first year and within 30% over the two year time frame. At June 30, 2001, the Company's income simulation model indicates net income would increase by 2.33% and decrease by 3.32% in the first year and over a two year time frame, respectively, if rates decreased as described above, as compared to an increase of 5.12% and 2.69%, respectively, at June 30, 2000. At June 30, 2001, the model projects that net income would decrease by 5.14% and 3.78% in the first year and over a two year time frame, respectively, if rates increased as described above, as compared to a decrease of 6.30% and 4.87%, respectively, at June 30, 2000. All of these net income projections are within an acceptable level of interest rate risk pursuant to the policy established by ALCO.

In the event the Company's interest rate risk models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At June 30, 2001, the market value of equity model indicates an acceptable level of interest rate risk.

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

Short-Term Borrowings
---------------------

Short-term borrowings, or other borrowed money, consist primarily of securities sold under agreements to repurchase and overnight lines of credit, and are used to meet short term funding needs. During the first six months of 2001, the Company reduced its short-term borrowings, primarily through increased deposits. At June 30, 2001, short-term borrowings aggregated $126.1 million and had an average rate of 3.65%, as compared to $283.7 million at an average rate of 6.70% at December 31, 2000.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES


Interest Earning Assets
-----------------------

For the six month period ended June 30, 2001, interest earning assets increased $949.2 million from $7.43 billion to $8.37 billion. This increase was primarily in investment securities and the loan portfolio as described below.

Loans
-----

During the first six months of 2001, net loans increased $415.8 million from $3.64 billion to $4.05 billion. At June 30, 2001, loans represented 48% of total deposits and 43% of total assets. All segments of the loan portfolio experienced growth in the first six months of 2001, including loans secured by commercial real estate properties, commercial loans, and consumer loans.

Investments
-----------

In total, for the first six months of 2001, securities increased $489.9 million from $3.64 billion to $4.13 billion. The available for sale portfolio increased $658.2 million to $2.68 billion at June 30, 2001 from $2.02 billion at December 31, 2000, and the securities held to maturity portfolio decreased $203.2 million to $1.31 billion at June 30, 2001 from $1.51 billion at year-end 2000. The portfolio of trading securities increased $34.8 million from year-end 2000 to $144.2 million at June 30, 2001. At June 30, 2001, the average life of the investment portfolio was approximately 6.6 years, and the duration was approximately 4.6 years. At June 30, 2001, total securities represented 44% of total assets.

Net Income
----------

Net income for the second quarter of 2001 was $25.1 million, an increase of $5.7 million or 30% over the $19.4 million recorded for the second quarter of 2000. Net income for the first six months of 2001 was $48.5 million, an increase of $10.8 million or 29% over the $37.7 million recorded for the first six months of 2000. On a per share basis, diluted net income for the second quarter of 2001 and the first six months of 2001 were $0.74 and $1.44 per common share compared to $0.61 and $1.20 per common share for the respective 2000 periods.

Return on average assets (ROA) and return on average equity (ROE) for the second quarter of 2001 were 1.11% and 18.16%, respectively, compared to 1.08% and 20.59%, respectively, for the same 2000 period. ROA and ROE for the first six months of 2001 were 1.11% and 18.04%, respectively, compared to 1.09% and 20.60% a year ago.

Net Interest Income
-------------------

Net interest income totaled $95.4 million for the second quarter of 2001, an increase of $22.0 million or 30% from $73.4 million in the second quarter of 2000. Net interest income for the first six months of 2001 totaled $181.1 million, up $39.5 million or 28% from the first six months of 2000. The improvement in net interest income for both periods was due primarily to volume increases in the loan and investment portfolios.

Noninterest Income
------------------

Noninterest income totaled $47.4 million for the second quarter of 2001, an increase of $11.8 million or 33% from $35.6 million in the second quarter of 2000. The increase was due primarily to increased deposit charges and service fees, which rose $6.6 million over the second quarter of 2000 primarily due to higher transaction volumes. In addition, other operating income increased $5.1 million over the prior year, including increased revenues of $1.5 million from CCMI, the Company's municipal public finance subsidiary, increased revenues of $1.3 million from Commerce National Insurance, the Company's insurance brokerage subsidiary, and increased bank card-related revenues of $1.5 million.

For the first six months of 2001, noninterest income totaled $91.5 million, an increase of $20.2 million or 28% from $71.3 million in the first six months of 2000. Deposit charges and service fees rose $11.5 million over the prior year primarily due to higher transaction volumes. Other operating income rose $8.6 million over the first six months of 2000, including increased revenues of $3.2 million from CCMI, $1.3 million from Commerce National Insurance, and

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

$2.9 million from bank card-related income. In addition, the Company recorded $980 thousand in net investment securities gains in the first six months of 2001 versus $820 thousand a year ago.

Noninterest Expense
-------------------

For the second quarter of 2001, noninterest expense totaled $97.9 million, an increase of $21.4 million or 28% over the same period in 2000. Contributing to this increase was new branch activity over the past twelve months, with the number of branches increasing from 129 at June 30, 2000 to 159 at June 30, 2001. With the addition of these new offices, staff, facilities, and related expenses rose accordingly. Other noninterest expenses rose $5.5 million over the second quarter of 2000. This increase resulted primarily from higher bank card-related service charges, increased business development expenses, and increased provisions for non-credit-related losses.

For the first six months of 2001, noninterest expense totaled $188.3 million, an increase of $38.9 million or 26% over $149.4 million in the first six months of 2000. Contributing to this increase was new branch activity and the growth of CCMI and Commerce National Insurance as noted above. Other noninterest expenses rose $9.5 million over the first six months of 2000. The increase resulted primarily from higher bank card-related service charges, increased business development expenses, and increased provisions for non-credit-related losses.

The Company's operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 69.02% for the first six months of 2001 as compared to 70.10% for the same 2000 period. The Company's efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

Loan and Asset Quality
----------------------

Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at June 30, 2001 were $20.7 million, or 0.22% of total assets compared to $16.6 million or 0.20% of total assets at December 31, 2000 and $14.5 million or 0.19% of total assets at June 30, 2000.

Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at June 30, 2001 were $19.1 million or 0.47% of total loans compared to $13.6 million or 0.37% of total loans at December 31, 2000 and $11.0 million or 0.32% of total loans at June 30, 2000. At June 30, 2001, loans past due 90 days or more and still accruing interest amounted to $1.4 million compared to $489 thousand at December 31, 2000 and $473 thousand at June 30, 2000. Additional loans considered as potential problem loans by the Company's internal loan review department ($40.7 million at June 30, 2001) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

Other real estate (ORE) at June 30, 2001 totaled $1.6 million compared to $3.0 million at December 31, 2000 and $3.4 million at June 30, 2000. These properties have been written down to the lower of cost or fair value less disposition costs.

On pages 12 and 13 are tabular presentation showing detailed information about the Company's non-performing loans and assets and an analysis of the Company's allowance for loan losses and other related data for June 30, 2001, December 31, 2000, and June 30, 2000.

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

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES


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

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES


The following summary presents information regarding non-performing loans and assets as of June 30, 2001 and the preceding four quarters: (dollar amounts in thousands)

                                                  June 30,      March 31,   December 31,   September 30,    June 30,
                                                    2001          2001          2000           2000           2000
                                             ------------------------------------------------------------------------
Non-accrual loans:
   Commercial                                      $10,608       $10,681       $4,955         $5,771         $4,960
   Consumer                                          1,338         1,378        1,295          1,296            891
   Real estate:
     Construction                                    1,590         1,590        1,459             50             55
     Mortgage                                        5,598         5,756        5,840          5,979          4,720
                                             ------------------------------------------------------------------------
         Total non-accrual loans                    19,134        19,405       13,549         13,096         10,626
                                             ------------------------------------------------------------------------

Restructured loans:
   Commercial                                           10            11           11             12            240
   Consumer
   Real estate:
     Construction
     Mortgage                                                                      82             85            183
                                             ------------------------------------------------------------------------
         Total restructured loans                       10            11           93             97            423
                                             ------------------------------------------------------------------------

Total non-performing loans                          19,144        19,416       13,642         13,193         11,049
                                             ------------------------------------------------------------------------

Other real estate                                    1,552         1,452        2,959          2,941          3,448
                                             ------------------------------------------------------------------------

Total non-performing assets                         20,696        20,868       16,601         16,134         14,497
                                             ------------------------------------------------------------------------

Loans past due 90 days or more
   And still accruing                                1,416           537          489            561            473
                                             ------------------------------------------------------------------------

Total non-performing assets and
   Loans past due 90 days or more                  $22,112       $21,405      $17,090        $16,695        $14,970
                                             ========================================================================

Total non-performing loans as a
   Percentage of total period-end loans              0.47%         0.50%        0.37%          0.36%          0.32%

Total non-performing assets as a
   Percentage of total period-end assets             0.22%         0.23%        0.20%          0.21%          0.19%

Total non-performing assets and loans
   Past due 90 days or more as a
   Percentage of total period-end assets             0.24%         0.24%        0.21%          0.21%          0.20%

Allowance for loan losses as a percentage
   Of total non-performing loans                      301%          269%         357%           359%           398%

Allowance for loan losses as a percentage
   Of total period-end loans                         1.40%         1.36%        1.32%          1.30%          1.28%

Total non-performing assets and loans
   Past due 90 days or more as a
   Percentage of stockholders' equity and
   Allowance for loan losses                            4%            4%           3%             3%             3%

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES


The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data: (dollar amounts in thousands)

                                                                                                            Year
                                               Three Months Ended              Six Months Ended             Ended
                                            06/30/01        06/30/00       06/30/01       06/30/00        12/31/00
                                          ------------    -----------    ------------   ------------    ------------
Balance at beginning of period                $52,157        $40,705         $48,680        $38,382         $38,382
Provisions charged to operating expenses        7,982          3,642          12,591          7,135          13,931
                                           ----------      ---------      ----------     ----------      ----------
                                               60,139         44,347          61,271         45,517          52,313

Recoveries on loans charged-off:
Commercial                                        150             71             159            167             276
Consumer                                           95            112             136            156             248
Real estate                                         2              1              14              2              52
                                           ----------      ---------      ----------     ----------      ----------
Total recoveries                                  247            184             309            325             576

Loans charged-off:
Commercial                                     (1,976)          (268)         (2,334)        (1,304)         (2,911)
Consumer                                         (636)          (259)         (1,295)          (534)         (1,243)
Real estate                                      (226)                          (403)                           (55)
                                           ----------      ---------      ----------     ----------      ----------
Total charge-offs                              (2,838)          (527)         (4,032)        (1,838)         (4,209)
                                           ----------      ---------      ----------     ----------      ----------
Net charge-offs                                (2,591)          (343)         (3,723)        (1,513)         (3,633)
                                           ----------      ---------      ----------     ----------      ----------

Balance at end of period                      $57,548        $44,004         $57,548        $44,004         $48,680
                                           ==========      =========      ==========     ==========      ==========

Net charge-offs as a percentage of
average loans outstanding                        0.26%          0.04%           0.19%          0.10%           0.11%

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

See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation, Interest Rate Sensitivity and Liquidity.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES


PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securities Holders

          The Annual Meeting of the Registrant's Shareholders was held on May 15, 2001. The only items of business acted upon at the Annual Meeting were (i) the election of 12 directors for one year terms; and (ii)
          approval of the amendment of Commerce Bancorp, Inc.'s Restated Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue by 100,000,000 shares. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes was as follows:

          (i)  Election of directors:

          Name of                                           (Withhold Authority)
          Nominee                              For                 Against
          -------                              ---                 -------

          Vernon W. Hill, II               26,704,247           1,796,781
          David Baird, IV                  27,991,580             509,448
          Robert C. Beck                   26,794,487           1,706,541
          Jack R Bershad                   26,981,699           1,519,329
          Joseph M. Buckelew               26,863,947           1,637,081
          C. Edward Jordan, Jr.            26,870,647           1,630,381
          Morton N. Kerr                   27,075,342           1,425,686
          Steven M. Lewis                  27,825,374             675,654
          Daniel J. Ragone                 27,975,737             525,291
          William A. Schwartz, Jr.         27,991,584             509,444
          Joseph T. Tarquini, Jr           27,984,423             516,605
          Frank C. Videon, Sr.             27,973,414             527,614

          (ii) Approval of the amendment of Commerce Bancorp, Inc.'s Restated Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue by 100,000,000 shares:

                                                                        Broker
                           For         Against        Abstain          Non-Vote
                           ---         -------        -------          --------
                    21,537,001       6,842,651        121,374             0


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

No reports on Form 8-K were filed during the second quarter ended June 30, 2001.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              COMMERCE BANCORP, INC.
                                   ---------------------------------------------
                                                   (Registrant)










      August 9, 2001                           /s/ DOUGLAS J. PAULS
--------------------------         ---------------------------------------------
          (Date)                                 DOUGLAS J. PAULS
                                               SENIOR VICE PRESIDENT
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)