Form 10-K405/A
period 2000-12-31
COMMERCE BANCORP INC /NJ/
filed 2001-08-29
CIK 715096

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-2

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
                            Commission File #1-12069
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

================================================================================

                                EXPLANATORY NOTE

     This Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 28, 2001, is being filed to provide the name of the independent auditor who opined on the Registrant's Financial Statements.


Item 8. Financial Statements and Supplementary Financial Data

Commerce Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

================================================================================================================================
                                                                                                        December 31,
--------------------------------------------------------------------------------------------------------------------------------
                     (dollars in thousands)                                                        2000               1999
--------------------------------------------------------------------------------------------------------------------------------
Assets               Cash and due from banks                                                   $  443,918        $  317,624
                     Federal funds sold                                                            52,000             5,300
                     -----------------------------------------------------------------------------------------------------------
                        Cash and cash equivalents                                                 495,918           322,924
                     Loans held for sale                                                           41,791             5,704
                     Trading securities                                                           109,306           117,837
                     Securities available for sale                                              2,021,326         1,664,257
                     Securities held to maturity                                                1,513,456         1,201,892
                        (market value 2000-$1,503,202; 1999-$1,155,447)
                     Loans                                                                      3,687,260         2,961,088
                        Less allowance for loan losses                                             48,680            38,382
                     -----------------------------------------------------------------------------------------------------------
                                                                                                3,638,580         2,922,706
                     Bank premises and equipment, net                                             276,097           198,515
                     Other assets                                                                 200,042           201,958
                     -----------------------------------------------------------------------------------------------------------
                                                                                               $8,296,516        $6,635,793
--------------------------------------------------------------------------------------------------------------------------------
Liabilities          Deposits:
                        Demand:
                           Interest-bearing                                                    $2,628,358        $2,063,899
                           Noninterest-bearing                                                  1,789,371         1,420,865
                        Savings                                                                 1,436,800         1,054,791
                        Time                                                                    1,533,065         1,069,365
                     -----------------------------------------------------------------------------------------------------------
                               Total deposits                                                   7,387,594         5,608,920

                     Other borrowed money                                                         283,714           558,092
                     Other liabilities                                                             52,484            31,525
                     Trust Capital Securities - Commerce Capital Trust I                           57,500            57,500
                     Long-term debt                                                                23,000            23,000
                     -----------------------------------------------------------------------------------------------------------
                                                                                                7,804,292         6,279,037
--------------------------------------------------------------------------------------------------------------------------------
Stockholders'        Common stock, 31,761,453 shares issued                                        49,627            44,418
Equity                  (29,844,314 shares in 1999)
                     Capital in excess of par or stated value                                     422,375           321,443
                     Retained earnings                                                             27,083            32,263
                     Accumulated other comprehensive income                                        (5,239)          (39,744)
                     -----------------------------------------------------------------------------------------------------------
                                                                                                  493,846           358,380
                     Less treasury stock, at cost                                                   1,622             1,624
                     -----------------------------------------------------------------------------------------------------------
                               Total stockholders' equity                                         492,224           356,756
                     -----------------------------------------------------------------------------------------------------------
                                                                                               $8,296,516        $6,635,793
                     -----------------------------------------------------------------------------------------------------------
                     See accompanying notes.

                                                                                                                               57

Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income

================================================================================================================================
                                                                                            Year Ended December 31,
--------------------------------------------------------------------------------------------------------------------------------
                   (dollars in thousands, except per share amounts)                    2000            1999            1998
--------------------------------------------------------------------------------------------------------------------------------
Interest           Interest and fees on loans                                        $292,066        $215,170        $167,914
Income             Interest on investment securities                                  208,769         170,300         154,164
                   Other interest                                                       4,465             978           2,565
                   -------------------------------------------------------------------------------------------------------------
                                Total interest income                                 505,300         386,448         324,643
                   -------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Interest           Interest on deposits:
Expense                 Demand                                                         72,975          45,274          35,477
                        Savings                                                        36,935          20,835          20,672
                        Time                                                           75,046          59,021          62,692
                   -------------------------------------------------------------------------------------------------------------
                                Total interest on deposits                            184,956         125,130         118,841
                   Interest on other borrowed money                                    16,943           9,880           4,014
                   Interest on long-term debt                                           6,471           7,071           7,127
                   -------------------------------------------------------------------------------------------------------------
                                Total interest expense                                208,370         142,081         129,982
                   -------------------------------------------------------------------------------------------------------------

                   Net interest income                                                296,930         244,367         194,661
                   Provision for loan losses                                           13,931           9,175           8,762
                   -------------------------------------------------------------------------------------------------------------
                   Net interest income after provision for loan losses                282,999         235,192         185,899
--------------------------------------------------------------------------------------------------------------------------------
Noninterest        Deposit charges and service fees                                    56,306          44,196          35,343
Income             Other operating income                                              91,241          67,818          58,042
                   Net investment securities gains                                      3,213           2,582           2,892
                   -------------------------------------------------------------------------------------------------------------
                                Total noninterest income                              150,760         114,596          96,277
                   -------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Noninterest        Salaries                                                           123,476         101,650          87,078
Expense            Benefits                                                            25,323          20,232          18,475
                   Occupancy                                                           31,419          22,407          18,565
                   Furniture and equipment                                             40,436          31,659          24,995
                   Office                                                              23,548          21,356          16,974
                   Audit and regulatory fees and assessments                            3,256           2,623           2,246
                   Marketing                                                           11,706          10,155           8,451
                   Other real estate (net)                                              1,042           1,786           1,348
                   Other                                                               55,151          40,655          35,818
                   -------------------------------------------------------------------------------------------------------------
                                Total noninterest expenses                            315,357         252,523         213,950
                   -------------------------------------------------------------------------------------------------------------
                   Income before income taxes                                         118,402          97,265          68,226
                   Provision for federal and state income taxes                        38,355          31,305          26,071
                   -------------------------------------------------------------------------------------------------------------
                   Net income                                                        $ 80,047        $ 65,960        $ 42,155
                   -------------------------------------------------------------------------------------------------------------

                   Net income per common and common equivalent share:
                            Basic                                                    $   2.59        $   2.26        $   1.49
                   -------------------------------------------------------------------------------------------------------------
                            Diluted                                                  $   2.49        $   2.17        $   1.42
                   -------------------------------------------------------------------------------------------------------------
                   Average common and common equivalent shares outstanding:
                            Basic                                                      30,878          29,155          28,254
                   -------------------------------------------------------------------------------------------------------------
                            Diluted                                                    32,111          30,465          29,662
                   -------------------------------------------------------------------------------------------------------------
                   Cash dividends declared, common stock                             $   0.97        $   0.83        $   0.87
                   -------------------------------------------------------------------------------------------------------------
                   See accompanying notes.


Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

==============================================================================================================================
                                                                                             Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------
                   (dollars in thousands)                                               2000           1999           1998
------------------------------------------------------------------------------------------------------------------------------
Operating          Net income                                                         $80,047    $    65,960     $  42,155
Activities         Adjustments to reconcile net income to net cash
                     (used) provided by operating activities:
                        Provision for loan losses                                      13,931          9,175         8,762
                        Provision for depreciation, amortization
                          and accretion                                                32,596         28,186        26,640
                        Gains on sales of securities available for sale                (3,213)        (2,582)       (2,892)
                        Proceeds from sales of mortgages held for sale                 56,101        111,055        67,125
                        Originations of mortgages held for sale                       (92,188)       (94,341)      (61,629)
                        Net loan (chargeoffs)                                          (3,633)        (2,058)       (1,647)
                        Net decrease (increase) in trading securities                   8,531        (32,478)      (77,448)
                        Increase in other assets                                      (17,494)       (60,142)      (44,022)
                        Increase (decrease) in other liabilities                       26,271        (23,064)       48,226
                        Deferred income tax benefit                                    (2,812)        (3,468)       (3,115)
                   -----------------------------------------------------------------------------------------------------------
                                Net cash provided (used) by operating                  98,137         (3,757)        2,155
                                activities

Investing          Proceeds from the sales of securities available for sale           410,541        398,274       435,488
Activities         Proceeds from the maturity of securities available for sale        345,160        313,373       404,927
                   Proceeds from the maturity of securities held to maturity          174,124        241,690       374,540
                   Purchase of securities available for sale                       (1,055,694)    (1,002,738)     (807,276)
                   Purchase of securities held to maturity                           (127,194)      (236,623)     (616,780)
                   Net increase in loans                                           (1,085,090)      (810,530)     (617,341)
                   Purchases of premises and equipment                               (109,701)       (73,303)      (48,320)
                   -----------------------------------------------------------------------------------------------------------
                                Net cash used by investing activities              (1,447,854)    (1,169,857)     (874,762)

Financing          Net increase in demand and savings deposits                      1,314,974        721,147       976,959
Activities         Net increase (decrease) in time deposits                           463,700        (41,035)      167,272
                   Net (decrease) increase in other borrowed money                   (274,378)       530,247      (195,455)
                   Issuance of common stock                                                                          1,795
                   Dividends paid                                                     (29,761)       (23,476)      (23,062)
                   Proceeds from issuance of common stock under
                     dividend reinvestment and other stock plans                       53,670         31,428         9,428
                   Other                                                               (5,494)           612         8,509
                   -----------------------------------------------------------------------------------------------------------
                                Net cash provided by financing activities           1,522,711      1,218,923        945,446

                   Increase in cash and cash equivalents                              172,994         45,309        72,839
                   Cash and cash equivalents at beginning of year                     322,924        277,615       204,776
                   -----------------------------------------------------------------------------------------------------------
                   Cash and cash equivalents at end of year                          $495,918    $   322,924     $ 277,615
                   -----------------------------------------------------------------------------------------------------------

                   Supplemental disclosures of cash flow information:  Cash paid during the year for:
                        Interest                                                     $206,144    $   141,810     $ 124,535
                        Income taxes                                                   36,373         26,753        29,755
                   Other noncash activities:
                     Transfer of securities to securities available for sale                          91,010
                     Securitization of loans                                          358,918        129,768
                   -----------------------------------------------------------------------------------------------------------
                   See accompanying notes.



                                                                                                                            59

Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

====================================================================================================================================
Years ended December 31, 2000, 1999 and 1998
                                                                   Capital in                                   Accumulated
                                                                   Excess of                                      Other
                                                                    Par or                                       Compre-
(in thousands, except per share amounts)        Common  Preferred   Stated     Retained   Commitment  Treasury   hensive
                                                 Stock   Stock      Value      Earnings   to ESOP      Stock      Income     Total
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997                   $29,652  $7,506    $190,166     $52,755   $(2,308)    $(1,624) $  3,753    $279,900
Acquisition of investment firm/insurance
brokerage agency (735 shares)                       794                (552)      7,997                                       8,239
------------------------------------------------------------------------------------------------------------------------------------
As adjusted balance at January 1, 1998           30,446   7,506     189,614      60,752    (2,308)     (1,624)    3,753     288,139
Net income                                                                       42,155                                      42,155
 Other comprehensive income, net of tax
  Unrealized gain on securities (pre-tax $5,005)                                                                  3,157       3,157
  Reclassification adjustment (pre-tax $147)                                                                         96          96
                                                                                                                          ----------
 Other comprehensive income                                                                                                   3,253
                                                                                                                          ----------
       Total comprehensive income                                                                                            45,408
Common stock dividends and cash paid in lieu of
   fractional shares (5,671 shares)               8,860              29,449     (38,395)                                        (86)
Cash dividends paid                                                             (22,976)                                    (22,976)
Shares issued under dividend reinvestment and
   compensation and benefit plans (429 shares)      671              10,629                                                  11,300
Convert preferred C stock to common stock
(647 shares)                                      1,011  (7,506)      6,495                                                       0
Other                                                                   741                 1,026                             1,767
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998                   $40,988  $    0    $236,928     $41,536   $(1,282)    $(1,624) $  7,006    $323,552
Acquisition of insurance brokerage agencies
(74 shares)                                         110                 212                                                     322
------------------------------------------------------------------------------------------------------------------------------------
As adjusted balance at January 1, 1999           41,098       0     237,140      41,536    (1,282)     (1,624)    7,006     323,874
Net income                                                                       65,960                                      65,960
 Other comprehensive income, net of tax
  Unrealized loss on securities (pre-tax ($71,923))                                                              (45,431)   (45,431)
  Reclassification adjustment (pre-tax ($1,919))                                                                  (1,319)    (1,319)
                                                                                                                          ----------
 Other comprehensive income                                                                                                 (46,750)
                                                                                                                          ----------
       Total comprehensive income                                                                                            19,210
Common stock dividend and cash paid in lieu of
   fractional shares (1,145 shares)               1,790              49,968     (51,890)                                       (132)
Cash dividends paid                                                             (23,343)                                    (23,343)
Shares issued under dividend reinvestment and
   compensation and benefit plans (980 shares)    1,530              29,897                                                  31,427
Other                                                                 4,438                 1,282                             5,720
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                   $44,418  $    0    $321,443     $32,263   $     0     $(1,624) $(39,744)   $356,756
Acquisition of insurance brokerage agencies
(301 shares)                                        470                (450)     (5,519)                                     (5,499)
------------------------------------------------------------------------------------------------------------------------------------
As adjusted balance at January 1, 2000           44,888       0     320,993      26,744         0      (1,624)  (39,744)    351,257
Net income                                                                       80,047                                      80,047
 Other comprehensive income, net of tax
  Unrealized gain on securities (pre-tax
    $52,382)                                                                                                     33,837      33,837
  Reclassification adjustment (pre-tax $1,027)                                                                      668         668
                                                                                                                          ----------
 Other comprehensive income                                                                                                  34,505
                                                                                                                          ----------
       Total comprehensive income                                                                                           114,552
Common stock dividend and cash paid in lieu of
   fractional shares (1,417 shares)               2,214              47,734     (50,031)                                        (83)
Cash dividends paid                                                             (29,678)                                    (29,678)
Shares issued under dividend reinvestment and
   compensation and benefit plans (1,615
   shares)                                        2,523              51,147                                                  53,670
Other                                                 2               2,501           1                     2                 2,506
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000                   $49,627  $    0    $422,375     $27,083    $    0     $(1,622) $ (5,239)   $492,224
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes.

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


1. Significant Accounting Policies

Basis of Presentation
The consolidated financial statements include the accounts of Commerce Bancorp, Inc. (the Company) and its wholly-owned subsidiaries, Commerce Bank, N.A. (Commerce NJ), Commerce Bank/Pennsylvania, N.A. (Commerce PA), Commerce Bank/Shore, N.A. (Commerce Shore), Commerce Bank/North (Commerce North), Commerce Bank/Central, N.A. (Commerce Central), Commerce Bank/Delaware, N.A. (Commerce Delaware), Commerce National Insurance Services, Inc. (Commerce
National Insurance), Commerce Capital Trust I, and Commerce Capital Markets, Inc. (CCMI). All material intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with 2000 presentation.

The Company is a multi-bank holding company headquartered in Cherry Hill, New Jersey, operating primarily in the metropolitan Philadelphia, New Jersey, and Delaware markets. Through its subsidiaries, the Company provides retail and commercial banking services, corporate trust services, municipal bond underwriting services, and insurance brokerage services.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Securities
Trading account securities are carried at market value. Gains and losses, both realized and unrealized, are included in other operating income. Trading gains were $8.4 million, $7.8 million, and $5.6 million in 2000, 1999 and 1998, respectively.

Investment securities are classified as held to maturity when the Company has the intent and ability to hold those securities to maturity. Securities held to maturity are stated at cost and adjusted for accretion of discounts and amortization of premiums.

Those securities that might be sold in response to changes in market interest rates, prepayment risk, the Company's income tax position, the need to increase regulatory capital, or similar other factors are classified as available for sale. Available for sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for accretion of discounts and amortization of premiums. Realized gains and losses are determined on the specific certificate method and are included in noninterest income.

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

Allowance for Loan Losses
The allowance for loan losses is increased by provisions  charged to expense and
reduced  by  loan  charge-offs  net  of  recoveries.   Based  upon  management's
evaluation of the loan portfolio, the allowance is maintained at

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


a level considered adequate to absorb estimated inherent losses in the loan portfolio. The level of the allowance is based on an evaluation of the risk characteristics included in the loan portfolio, including such factors as the volume and composition of the portfolio, historical loan loss experience, present and prospective financial condition of borrowers, general national and local economic conditions, and other relevant factors.

Bank Premises and Equipment
Bank premises and equipment are carried at cost less accumulated depreciation. Depreciation and amortization are determined on the straight-line method for financial reporting purposes, and accelerated methods for income tax purposes.

Other Real Estate (ORE)
Real estate acquired in satisfaction of a loan is reported in other assets at the lower of cost or fair value less disposition costs. Properties acquired by foreclosure or deed in lieu of' foreclosure are transferred to ORE and recorded at the lower of cost or fair value less disposition costs based on their appraised value at the date actually or constructively received. Losses arising from the acquisition of such property are charged against the allowance for loan losses. Subsequent adjustments to the carrying values of ORE properties are charged to operating expense.

Intangible Assets
The excess of cost over fair value of net assets acquired (goodwill) is included in other assets and is being amortized on a straight-line basis over the period of expected benefit, which approximates 15 years. Goodwill amounted to $2.2 million and $2.5 million at December 31, 2000 and 1999, respectively. Other intangible assets are amortized on a straight-line basis over 10 to 15 year lives. Other intangibles amounted to $1.6 million and $1.8 million at December 31, 2000 and 1999, respectively.

Income Taxes
The provision for income taxes is based on current taxable income. When income and expenses are recognized in different periods for book purposes, deferred taxes are provided.

Restriction on Cash and Due From Banks
The Banks are required to maintain reserve balances with the Federal Reserve Bank. The weighted average amount of the reserve balances for 2000 and 1999 were approximately $7.1 million and $13.6 million, respectively.

Derivative Financial Instruments
The Company utilizes an interest rate swap to manage interest rate risk associated with its Commerce Capital Trust Securities. Net amounts payable or receivable from this contract are accrued as an adjustment to interest expense. Unrealized gains or losses on this contract are not recognized on the balance sheet.

As part of CCMI's broker-dealer activities, the Company maintains a trading securities portfolio for distribution to customers in order to meet those customers' needs. Derivative instruments, primarily interest rate futures and options, are used in order to reduce the exposure to interest rate risk relating to the trading portfolio. These contracts are carried at fair value with changes in fair value included in other operating income.

Recent Accounting Statements
SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended (FAS 133), requires the Company to recognize all derivatives on the balance sheet at fair value. FAS 133 allows for hedge

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

accounting treatment and sets forth specific criteria to be used to determine when hedge accounting is appropriate. Hedge accounting allows for changes in fair value of both the derivative and hedged item to be recognized in earnings in the same period. Changes in fair value of derivatives not considered an effective hedge are recognized in earnings immediately. Derivatives for which hedge accounting does not apply must also be adjusted to fair value through income. The Company adopted FAS 133 on January 1, 2001. Due to the Company's minimal use of derivatives, adoption did not have a significant effect on the results of operations or the financial position of the Company. Future impact of FAS 133 will depend on the nature and purpose of the derivative instruments in use by the Company at that time.

In September 2000, the FASB issued Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 140). FAS 140 revises the standards for existing accounting for securitizations and will require the Company to disclose additional information related to securitizations. Certain provisions of FAS 140, including disclosure requirements, became effective on December 15, 2000. Other provisions relating to the transfer and servicing of financial assets and extinguishments of liabilities become effective after March 31, 2001. Management does not expect the adoption of FAS 140 to have a significant effect on results of operations or the financial position of the Company.

The Company securitized $358.9 million and $129.8 million of residential mortgage loans during 2000 and 1999, respectively, and included the securitized assets in its held to maturity investment portfolio. No gains or losses were recognized on these transactions.

2. Mergers and Acquisitions

In August 1998, J.A. Montgomery, Inc., Wilmington, DE, an insurance brokerage agency, was merged with and into Commerce National Insurance. The Company issued approximately 211,000 shares of common stock in exchange for all of the outstanding shares of this agency. In November, 1999, Mullaney Insurance Associates, Oakhurst, NJ, an insurance brokerage agency was merged with and into Commerce National Insurance. The Company issued approximately 67,000 shares of common stock in exchange for all of the outstanding shares of this agency. In January 2000, Traber and Vreeland, Inc., Randolph, NJ, and in October 2000, Guarantee Service Agency, Inc. t/a Maywood Agency, Maywood, NJ, insurance brokerage agencies, were merged with and into Commerce National Insurance. The Company issued approximately 301,000 shares of common stock in exchange for all the outstanding shares of these agencies. All of these transactions were accounted for as poolings of interests. However, financial statements of the periods prior to the acquisitions have not been restated, as the changes, in the aggregate, would be immaterial.

In the first quarter of 1998, the Company completed the acquisition of A. H. Williams & Co., Inc., (Williams) Philadelphia, PA, a public finance investment firm, and combined Williams with Commerce Capital, the bank securities dealer division of Commerce NJ, to form Commerce Capital Markets, Inc., a wholly-owned nonbank subsidiary of the Company. The acquisition was completed by the issuance of common stock of the Company totaling approximately 436,000 shares. The transaction was accounted for as a pooling of interests, however, financial statements of the periods prior to the acquisition have not been restated, as the changes, in the aggregate, would be immaterial.

Effective January 15, 1999, the Company acquired Community First Banking Company
(CFBC), and CFBC's wholly-owned bank subsidiary, Tinton Falls State Bank, was merged with and into Commerce Shore. The Company issued approximately 1,428,000 shares of common stock to effect the merger. Also effective January 15, 1999, the Company acquired Prestige Financial Corp. (PFC), and PFC's wholly-owned bank subsidiary, Prestige State Bank, was re-chartered as a national bank and renamed Commerce Bank/Central, N.A. The Company issued approximately 1,950,000 shares of common stock to effect the merger. The transactions were accounted for as poolings of interests. The Company's originally reported financial position and results of operations have been restated herein to include CFBC's and PFC's results of operations for all periods presented.

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


3. Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity (in thousands) at December 31, 2000 and 1999 follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                                       December 31,
---------------------------------------------------------------------------------------------------------------------------------
                                                2000                                                1999
---------------------------------------------------------------------------------------------------------------------------------
                                          Gross         Gross                                 Gross        Gross
                            Amortized   Unrealized   Unrealized     Market      Amortized   Unrealized   Unrealized    Market
                              Cost        Gains        Losses       Value         Cost        Gains        Losses       Value
---------------------------------------------------------------------------------------------------------------------------------
U.S. Government agency
   and mortgage-backed
   obligations             $1,912,261    $ 6,562     $(17,911)    $1,900,912   $1,644,698     $    7      $(61,772)   $1,582,933
Obligations of state and
   political subdivisions      46,528        436         (420)        46,544       43,379         87        (1,284)       42,182
Equity securities              13,823      3,170         (168)        16,825        7,655      2,206          (754)        9,107
Other                          56,989      1,083       (1,027)        57,045       30,209         71          (245)       30,035
---------------------------------------------------------------------------------------------------------------------------------
Securities available
   for sale                $2,029,601    $11,251     $(19,526)    $2,021,326   $1,725,941     $2,371      $(64,055)   $1,664,257
---------------------------------------------------------------------------------------------------------------------------------
U.S. Government agency
   and mortgage-backed
   obligations             $1,437,993    $ 5,111     $(15,365)    $1,427,739   $1,134,115     $   87      $(46,527)   $1,087,675
Obligations of state and
   political subdivisions      42,938                                 42,938       35,667                                 35,667
Other                          32,525                                 32,525       32,110                       (5)       32,105
---------------------------------------------------------------------------------------------------------------------------------
Securities held to
   maturity                $1,513,456    $ 5,111     $(15,365)    $1,503,202   $1,201,892     $   87      $(46,532)   $1,155,447
---------------------------------------------------------------------------------------------------------------------------------

The amortized cost and estimated market value of investment securities (in thousands) at December 31, 2000, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because obligors have the right to repay obligations without prepayment penalties.

----------------------------------------------------------------------------------------------------------
                                                    Available for Sale             Held to Maturity
----------------------------------------------------------------------------------------------------------
                                                  Amortized        Market         Amortized      Market
                                                    Cost           Value             Cost         Value
----------------------------------------------------------------------------------------------------------
Due in one year or less                           $   37,716     $   37,361     $  162,819     $  162,677
Due after one year through five years                 44,687         44,406            650            650
Due after five years through ten years                53,168         54,373            835            835
Due after ten years                                   18,962         18,660            159            159
Mortgage backed securities                         1,861,245      1,849,701      1,348,993      1,338,881
Equity securities                                     13,823         16,825
----------------------------------------------------------------------------------------------------------
                                                  $2,029,601     $2,021,326     $1,513,456     $1,503,202
----------------------------------------------------------------------------------------------------------

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


Proceeds from sales of securities available for sale during 2000, 1999 and 1998 were $410.5 million, $398.3 million and $435.5 million, respectively. Gross gains of $3.2 million, $2.6 million and $3.3 million were realized on the sales in 2000, 1999 and 1998, respectively, and gross losses of $0, $27,000 and $376,000 were realized in 2000, 1999 and 1998, respectively.

At December 31, 2000 and 1999, investment securities with a carrying value of $998.9 million and $564.8 million, respectively, were pledged to secure deposits of public funds.

In connection with the acquisition of CFBC and PFC, management reclassified $91.0 million of investment securities from held to maturity to available for sale in the first quarter of 1999. Unrealized losses on those securities transferred were approximately $330,000.

4.  Loans

The following is a summary of loans outstanding (in thousands) at December 31, 2000 and 1999:

-------------------------------------------------------------------------------
                                                           December 31,
-------------------------------------------------------------------------------
                                                      2000            1999
-------------------------------------------------------------------------------
Commercial real estate:
     Owner-occupied                              $  685,916       $  512,087
     Investor/developer                             471,604          395,086
     Construction                                   380,804          185,712
-------------------------------------------------------------------------------
                                                  1,538,324        1,092,885
Commercial loans:
     Term                                           469,564          393,953
     Line of credit                                 430,811          277,917
     Demand                                           1,400            1,328
-------------------------------------------------------------------------------
                                                    901,775          673,198
Consumer:
     Mortgages (1-4 family residential)             351,644          428,453
     Installment                                    154,415          125,856
     Home equity                                    710,848          621,597
     Credit lines                                    30,254           19,099
-------------------------------------------------------------------------------
                                                  1,247,161        1,195,005
-------------------------------------------------------------------------------
                                                 $3,687,260       $2,961,088
-------------------------------------------------------------------------------

At December 31, 2000 and 1999, loans of approximately $14.4 million and $11.3 million, respectively, were outstanding to certain of the Company's and its subsidiaries' directors and officers, and approximately $44.0 million and $21.2 million, respectively, of loans were outstanding from companies with which certain of the Company's and its subsidiaries' directors and officers are associated, exclusive of loans to any such person and associated companies which in aggregate did not exceed $60,000. The terms of these loans are substantially the same as those prevailing at the time for comparable unrelated transactions. A summary (in thousands) of the related party loans outstanding at December 31, 2000 is as follows:

----------------------------------------------------------
                                               2000
----------------------------------------------------------
Balance, January 1                           $32,503
New loans                                     39,041
Loan payments                                 13,138
----------------------------------------------------------
Balance, December 31                         $58,406
----------------------------------------------------------

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


The Company engaged in certain activities with entities affiliated with directors of the Company. The Company received real estate appraisal services from a company owned by a director of the Company. Such real estate appraisal services amounted to $202,000 in 2000, $334,000 in 1999 and $304,000 in 1998.
The Company received legal services from two law firms of which two directors of the Company are partners. Such aggregate legal services amounted to $1.7 million in 2000 and $1.6 million in 1999 and 1998.


5. Allowance for Loan Losses

The following is an analysis of changes in the allowance for loan losses (in thousands) for 2000, 1999 and 1998:

-------------------------------------------------------------------------------
                                              2000          1999       1998
-------------------------------------------------------------------------------

Balance, January 1                           $38,382      $31,265     $24,150
Provision charged to operating expense        13,931        9,175       8,762
Recoveries of loans previously charged off       576          969       1,487
Loan charge-offs                              (4,209)      (3,027)     (3,134)
-------------------------------------------------------------------------------
Balance, December 31                         $48,680      $38,382     $31,265
-------------------------------------------------------------------------------

6. Non-accrual and Restructured Loans and Other Real Estate

The total of non-performing loans (non-accrual and restructured loans) was $13.6 million and $8.7 million at December 31, 2000 and 1999, respectively. Non-performing loans of $1.3 million, $1.6 million and $3.4 million net of charge offs of $26,000, $39,000 and $0 were transferred to other real estate during 2000, 1999 and 1998, respectively. Other real estate ($3.0 million and $3.5 million at December 31, 2000 and 1999, respectively) is included in other assets.

At December 31, 2000 and 1999, the recorded investment in loans considered to be impaired under FASB Statement No. 114 "Accounting by Creditors for Impairment of a Loan" totaled $9.1 million and $5.5 million, respectively, all of which are included in non-performing loans. As permitted, all homogenous smaller balance consumer and residential mortgage loans are excluded from individual review for impairment. The majority of impaired loans were measured using the fair market value of collateral. No portion of the allowance for loan losses for 2000 or 1999 was allocated to these loans. During 2000 and 1999, impaired loans averaged approximately $7.3 million and $4.6 million, respectively. Interest income of approximately $1.7 million and $1.0 million would have been recorded on non-performing loans (including impaired loans) in accordance with their original terms in 2000 and 1999, respectively. Actual interest income recorded on these loans amounted to $525,000 and $255,000 during 2000 and 1999, respectively.

7. Bank Premises, Equipment, and Leases

A summary of bank premises and equipment (in thousands) is as follows:

--------------------------------------------------------------------------
                                                    December 31,
                                         ---------------------------------
                                              2000                1999
--------------------------------------------------------------------------
Land                                        $  54,066           $ 40,952
Buildings                                     121,908             88,427
Leasehold improvements                         20,979              9,657
Furniture, fixtures and equipment             177,708            128,642
Leased property under capital leases              124                124
--------------------------------------------------------------------------
                                              374,785            267,802

Less accumulated depreciation
  and amortization                             98,688             69,287
--------------------------------------------------------------------------
                                             $276,097           $198,515
--------------------------------------------------------------------------


At December 31, 2000, Commerce NJ leased one of its branches under a capital lease with an unrelated party. All other branch leases are accounted for as operating leases with the related rental payments being expensed ratably over the life of the lease.

The Company leases its operations facilities from two limited partnerships in which the Company is a limited partner at December 31, 2000. The leases are accounted for as operating leases with an aggregate annual rent of $1.5 million, which escalates to $1.8 million in 2011. One lease expires in 2014, and the other expires in 2014 and is renewable for five additional terms of five years each.

At December 31, 2000, the Company leased from related parties under separate operating lease agreements the land on which it has constructed 20 branch offices. The aggregate annual rental under these related party leases for 2000 was approximately $1.1 million, and was approximately $723,000 and $440,000 in 1999 and 1998, respectively. These leases expire periodically through 2020 but are renewable through 2040. Aggregate annual rentals escalate to $1.2 million in 2006. The Company leases land to a limited partnership partially comprised of the directors of Commerce PA and Commerce NJ. The initial lease term is 25 years, with two successive 10-year options. As of December 31, 2000, the total future minimum lease payments to be received by the Company amount to approximately $315,000 for the remainder of the initial lease term. In accordance with the provision of the land lease, the limited partnership constructed and owns the office building located on the land. Commerce PA leases the building as a branch facility through 2010. Commerce North leases one of its branches from a director and its headquarters facility from a partnership in which a director has a substantial interest. The aggregate annual rental under these related party leases was approximately $486,000 for 2000 and $432,000 for 1999 and 1998. The leases expire in 2007 and 2017. Commerce Central leases one of its branches and its headquarters facility from partnerships in which two directors have substantial interests. The aggregate annual rental under these related party leases was approximately $550,000 in 2000, $484,000 in 1999 and $474,000 in 1998. The leases expire in 2004 and 2015.

Total  rent  expense   charged  to  operations   under   operating   leases  was
approximately $10.4 million in 2000, $7.8 million in 1999 and $6.3 million in 1998.

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


The future minimum rental commitments, by year, under the non-cancelable leases are as follows (in thousands) at December 31, 2000:

--------------------------------------------------------------------------------
                                                 Capital          Operating
--------------------------------------------------------------------------------
2001                                                $12             $9,596
2002                                                 12              8,922
2003                                                 12              8,744
2004                                                 12              8,289
2005                                                 12              8,050
Later years                                         111             74,998
--------------------------------------------------------------------------------
Net minimum lease payment                          $171           $118,599
--------------------------------------------------------------------------------
Less amount representing interest                    75
--------------------------------------------------------------------------------
Present value of net minimum
     lease payments                                 $96
--------------------------------------------------------------------------------

The Company obtained interior design and general contractor services for $2.0 million, $2.5 million and $1.3 million in 2000, 1999 and 1998, respectively, from a business owned by the spouse of the Chairman of the Board of the Company. Additionally, the business received commissions of approximately $1.6 million, $1.4 million and $814,000 in 2000, 1999 and 1998, respectively, on furniture and facility purchases made directly by the Company.

8.  Deposits

The aggregate amount of time certificates of deposits in denominations of $100,000 or more was $807.0 million and $403.4 million at December 31, 2000 and 1999, respectively.

9. Other Borrowed Money

Other borrowed money consists primarily of securities sold under agreements to repurchase, federal funds purchased, and lines of credit, including Federal Home Loan Bank advances. The following table represents information for other borrowed money:

--------------------------------------------------------------------------------------
                                                       December 31,
                                  ----------------------------------------------------
                                             2000                        1999
                                  ----------------------------------------------------
                                                  Average                   Average
                                    Amount          Rate         Amount        Rate
--------------------------------------------------------------------------------------
Securities sold under
     agreements to repurchase       $283,714       6.70%        $292,266        5.88%

Federal funds purchased                                           20,000        4.50
Lines of credit                                                  245,826        5.67
--------------------------------------------------------------------------------------
                                    $283,714                    $558,092
--------------------------------------------------------------------------------------
Average amount outstanding          $268,304       6.31%        $183,554        5.38%
Maximum month-end balance            583,208                     558,092
--------------------------------------------------------------------------------------

As of December 31, 2000, the Company had a line of credit of $414.1 million from the Federal Home Loan Bank of New York, all of which was available, a line of credit of $100.0 million from the Federal Home Loan Bank of Pittsburgh, all of which was available, and a line of credit of $30.0 million from another bank, all of which was available. In addition, CCMI had a line of credit of $10.0 million from another bank, all of which was available.

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


10. Long-Term Debt

On July 15, 1993, the Company issued $23.0 million of 8 3/8% subordinated notes due 2003. Interest on the debt is payable semi-annually on January 15 and July 15 of each year. The notes may be redeemed in whole or in part at the option of the Company after July 15, 2000 at a price from 102% to 100% of the principal plus accrued interest, if any, to the date fixed for redemption, subject to certain conditions. A portion of the notes qualify for total risk-based capital for regulatory purposes, subject to certain limitations.

On June 9, 1997, the Company issued $57.5 million of 8 3/4% Trust Capital Securities through Commerce Capital Trust 1, a newly formed Delaware business trust subsidiary. The Trust Capital Securities evidence a preferred ownership interest in the Trust, of which 100% of the common equity is owned by the Company. The proceeds from the issuance of the Trust Capital Securities were invested in substantially similar Junior Subordinated Debt of the Company. The Trust Capital Securities are unconditionally guaranteed by the Company. Interest on the debt is payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year. The Trust Capital Securities are scheduled to mature on June 30, 2027. The Trust Capital Securities may be redeemed in whole or in part at the option of the Company on or after June 30, 2002 at 100% of the principal plus accrued interest, if any, to the date fixed for redemption, subject to certain conditions. All $57.5 million of the Trust Capital Securities qualify as Tier I capital for regulatory capital purposes.

11. Income Taxes

The provision for income taxes consists of the following (in thousands):

---------------------------------------------------------------------
                                2000           1999           1998
---------------------------------------------------------------------
Current:
     Federal                   $40,563       $34,339        $28,012
     State                         604           434          1,174
Deferred:
     Federal                    (2,812)       (2,368)        (3,060)
     State                                    (1,100)           (55)
---------------------------------------------------------------------
                               $38,355       $31,305        $26,071
---------------------------------------------------------------------

The above provision includes income taxes related to securities gains of $1.1 million, $900 thousand and $1.0 million for 2000, 1999 and 1998, respectively.

The provision for income taxes differs from the expected statutory provision as follows:

-----------------------------------------------------------------------------
                                               2000        1999     1998
-----------------------------------------------------------------------------
Expected provision at statutory rate:          35.0%       35.0%     35.0%
Difference resulting from:
     Tax-exempt interest on loans              (1.4)       (0.7)     (0.4)
     Tax-exempt interest on securities         (2.1)       (1.0)     (1.8)
     Purchase accounting adjustments            0.1         0.1       0.1
     Other, including acquisition costs         0.8        (1.2)      5.3
-----------------------------------------------------------------------------
                                               32.4%       32.2%     38.2%
-----------------------------------------------------------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The significant components of the Company's deferred tax liabilities and assets as of December 31, 2000 and 1999 are as follows (in thousands):

--------------------------------------------------------------------------------
                                                              2000       1999
--------------------------------------------------------------------------------
Deferred tax assets:
     Loan loss reserves                                     $15,577    $11,797
     Fair value adjustment, available for sale securities     3,036     21,940
     Intangibles                                              2,901        336
     Other reserves                                           2,597      1,546
     Other                                                    1,738      1,026
--------------------------------------------------------------------------------
Total deferred tax assets                                    25,849     36,645
--------------------------------------------------------------------------------
Deferred tax liabilities:
     Depreciation                                             1,440        677
     Other                                                    1,326      2,053
--------------------------------------------------------------------------------
Total deferred tax liabilities                                2,766      2,730
--------------------------------------------------------------------------------
Net deferred assets                                         $23,083    $33,915
--------------------------------------------------------------------------------


12. Commitments and Letters of Credit

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit, which are not reflected in the accompanying financial statements. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies. Collateral is obtained based on management's credit assessment of the borrower. At December 31, 2000, the Banks had outstanding standby letters of credit in the amount of $169.3 million.

In addition, the Banks are committed as of December 31, 2000 to advance $303.7 million on construction loans, $234.2 million on home equity lines of credit and $570.0 million on lines of credit. All other commitments total approximately $256.3 million. The Company anticipates no material losses as a result of these transactions.

13. Common Stock and Preferred Stock

At December 31, 2000, the Company's common stock had a par value of $1.5625. The Company had 50,000,000 shares authorized as of this date.

On December 19, 2000, the Board of Directors declared a cash dividend of $0.275 for each share of common stock outstanding payable January 18, 2001 to stockholders of record on January 4, 2001.

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

14. Earnings Per Share

The calculation of earnings per share follows (in thousands, except for per share amounts):

  -----------------------------------------------------------------------------------------------
                                                                  Year Ended December 31,
                                                        -----------------------------------------
  (dollars in thousands)                                    2000          1999         1998
  -----------------------------------------------------------------------------------------------
  Basic:
  Net income applicable to common stock                   $80,047        $65,960      $42,155
  -----------------------------------------------------------------------------------------------
  Average common shares outstanding                        30,878         29,155       28,254
  -----------------------------------------------------------------------------------------------
  Net income per common share                             $  2.59        $  2.26      $  1.49
  -----------------------------------------------------------------------------------------------

  Diluted:
  Net income applicable to common stock
       on a diluted basis                                 $80,047        $65,960      $42,155
  -----------------------------------------------------------------------------------------------

  Average common shares outstanding                        30,878         29,155       28,254
  Additional shares considered in diluted
       computation assuming:
         Exercise of stock options                          1,233          1,310        1,303
         Conversion of preferred stock                                                    105
  -----------------------------------------------------------------------------------------------

  Average common and common equivalent
       shares outstanding                                  32,111         30,465       29,662
  -----------------------------------------------------------------------------------------------

  Net income per common and common
       equivalent share                                   $  2.49        $  2.17      $  1.42
  -----------------------------------------------------------------------------------------------

15.  Benefit Plans

Employee Stock Option Plan
The Company has the 1997 Employee Stock Option Plan (the Plan) for the officers and employees of the Company and its subsidiaries as well as a plan for its non-employee directors. The Plan authorizes the issuance of up to 8,617,000 shares of common stock (as adjusted for stock dividends) upon the exercise of options. 3,649,000 options have been issued under the Plan. The option price for options issued under the Plan must be at least equal to 100% of the fair market value of the Company's common stock as of the date the option is granted. These options generally become exercisable to the extent of 25% annually beginning one year from the date of grant, although the amount exercisable beginning one year from the date of grant may be greater depending on the employees' length of service. The options expire not later than 10 years from the date of grant. In addition, there are options outstanding from prior stock option plans of the Company which were granted under similar terms. No additional options may be issued under these plans.

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Information concerning option activity for the periods indicated is as follows:

  ------------------------------------------------------------------------------
                                         Shares Under      Weighted Average
                                            Option          Exercise Price
  ------------------------------------------------------------------------------
  Balance at January 1, 1999                4,541,606            $27.67
  Options granted                           1,129,991             38.82
  Options exercised                           345,472             12.55
  Options canceled                            130,294             39.87
  Balance at December 31, 1999              5,195,831             30.79
  ------------------------------------------------------------------------------
  Balance at January 1, 2000                5,195,831            $30.79
  Options granted                              48,825             36.51
  Options exercised                           760,612             23.89
  Options canceled                            157,131             40.42
  Balance at December 31, 2000              4,326,913             31.72
  ------------------------------------------------------------------------------

Information concerning options outstanding as of December 31, 2000 is as follows:

  --------------------------------------------------------------------------------------------------------
                                          Options Outstanding                    Options Exercisable
  --------------------------------------------------------------------------------------------------------
                                           Weighted-Average    Weighted-      Exercisable     Weighted
  Range of                       Number       Remaining         Average          as of        Average
  exercise prices             Outstanding  Contractual Life  Exercise Price   12/31/2000   Exercise Price
  --------------------------------------------------------------------------------------------------------
  $3.00 to $32.50               1,888,375         5.4            $20.28         1,838,302       $19.98
  $32.51 and greater            2,438,538         7.9             40.58         1,895,592        40.86
  --------------------------------------------------------------------------------------------------------

The Company has elected not to adopt the recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), which requires a fair value based method of accounting for all employee stock compensation plans. The Company will continue to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations to account for its stock-based compensation plans. If the Company had accounted for stock options under the fair value provisions of FAS 123, net income and net income per share would have been as follows (in thousands, except per share amounts):

--------------------------------------------------------------------------
                                       2000        1999       1998
--------------------------------------------------------------------------

Pro forma net income                 $70,706     $57,619     $36,251

Pro forma net income per share:
     Basic                           $  2.29     $  1.98     $  1.28
     Diluted                            2.22        1.91        1.23

--------------------------------------------------------------------------

The fair value of options granted in 2000, 1999 and 1998 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.54% to 6.54%, dividend yields of 3%, volatility factors of the expected market price of the Company's common stock of .288 to .332, and weighted average expected lives of the options of 4 to 4.75 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Employee Stock Ownership Plan
As of December 31, 2000, the Company  maintains an Employee Stock Ownership Plan
(ESOP) for the benefit of its officers and employees who meet age and service requirements. The ESOP holds 890,000 shares of the Company's common stock, all of which are allocated to participant accounts. Employer contributions are determined at the discretion of the Board of Directors. The total contribution expense associated with the Plan for 2000, 1999 and 1998 was $100,000, $547,000 and $1.1 million, respectively.

Post-employment or Post-retirement Benefits
The Company offers no post-employment or post-retirement benefits.

16. Fair Value of Financial Instruments

FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments" (FAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. FAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following table represents the carrying amounts and fair values of the Company's financial instruments at December 31, 2000 and 1999:

---------------------------------------------------------------------------------------------
                                                           December 31,
                                     --------------------------------------------------------
                                                 2000                        1999
---------------------------------------------------------------------------------------------
                                       Carrying         Fair      Carrying         Fair
                                        Amount         Value       Amount         Value
---------------------------------------------------------------------------------------------
Financial assets:
     Cash and cash equivalents        $  495,918     $  495,918   $  322,924    $  322,924
     Loans held for sale                  41,791         41,791        5,704         5,704
     Trading securities                  109,306        109,306      117,837       117,837
     Investment securities             3,534,782      3,524,528    2,866,149     2,819,704
     Loans (net)                       3,638,580      3,652,000    2,922,706     2,960,855

Financial liabilities:
     Deposits                          7,387,594      7,400,507    5,608,920     5,618,204
     Other borrowed money                283,714        283,714      558,092       558,092
     Long-term debt                       80,500         81,475       80,500        76,820
---------------------------------------------------------------------------------------------
Off-balance sheet liabilities:
     Standby letters of credit                       $    1,693                 $    1,080
     Commitments to extend credit                           932                        906

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents, loans held for sale and trading securities: The carrying amounts reported approximate those assets' fair value.

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

Off-balance sheet liabilities: Off-balance sheet liabilities of the Company consist of letters of credit, loan commitments and unfunded lines of credit. Fair values for the Company's off-balance sheet liabilities are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

17. Quarterly Financial Data (unaudited)

The following represents summarized unaudited quarterly financial data of the Company which, in the opinion of management, reflects adjustments (comprising only normal recurring accruals) necessary for fair presentation (in thousands, except per share amounts):

-------------------------------------------------------------------------------------------------------
                                                              Three Months Ended
-------------------------------------------------------------------------------------------------------
                                       December 31      September 30        June 30         March 31
-------------------------------------------------------------------------------------------------------
2000
Interest income                           $138,606         $131,185         $123,283         $112,226
Interest expense                            58,861           55,621           49,861           44,027
Net interest income                         79,745           75,564           73,422           68,199
Provision for loan losses                    3,128            3,668            3,642            3,493
Net investment securities gains              2,393                                                820
Provision for federal and state
   income taxes                              9,588           10,092            9,459            9,216
Net income                                  21,384           20,991           19,377           18,295

Net income per common share:
Basic                                     $   0.68         $   0.68         $   0.63         $   0.60
Diluted                                       0.65             0.64             0.61             0.59

1999
Interest income                           $106,629          $99,097          $93,556          $87,166
Interest expense                            40,252           36,118           33,727           31,984
Net interest income                         66,377           62,979           59,829           55,182
Provision for loan losses                    3,064            1,653            2,274            2,184
Net investment securities gains              1,047              270              400              865
Provision for federal and state
   income taxes                              8,377            7,704            7,726            7,498
Net income                                  17,623           16,840           16,016           15,481

Net income per common share:
Basic                                     $   0.59          $  0.58          $  0.55          $  0.54
Diluted                                       0.57             0.56             0.53             0.51

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

18. Condensed Financial Statements of the Parent Company and Other Matters

Balance Sheets

---------------------------------------------------------------------------------------
                                                              December 31,
---------------------------------------------------------------------------------------
(dollars in thousands)                                   2000                 1999
---------------------------------------------------------------------------------------
Assets
Cash                                                   $  1,090             $    381
Securities available for sale                            36,392               36,137
Investment in subsidiaries                              536,324              406,485
Other assets                                             16,018               11,588
---------------------------------------------------------------------------------------
                                                       $589,824             $454,591
---------------------------------------------------------------------------------------
Liabilities
Other liabilities                                      $ 17,100             $ 17,335
Trust Capital Securities                                 57,500               57,500
Long-term debt                                           23,000               23,000
---------------------------------------------------------------------------------------
                                                         97,600               97,835
---------------------------------------------------------------------------------------
Stockholders' equity
Common stock                                             49,627               44,418
Capital in excess of par or stated value                422,375              321,443
Retained earnings                                        27,083               32,263
Accumulated other comprehensive income                   (5,239)             (39,744)
---------------------------------------------------------------------------------------
                                                        493,846              358,380
Less treasury stock                                       1,622                1,624
---------------------------------------------------------------------------------------
     Total stockholders' equity                         492,224              356,756
---------------------------------------------------------------------------------------
                                                       $589,824             $454,591
---------------------------------------------------------------------------------------



Statements of Income
------------------------------------------------------------------------------------
                                                       Year Ended December 31,
------------------------------------------------------------------------------------
(dollars in thousands)                             2000        1999         1998
------------------------------------------------------------------------------------
Income:
     Dividends from subsidiaries                 $ 9,150      $15,750     $18,357
     Interest income                                 497          507         293
     Other                                         5,652        3,690       2,098
------------------------------------------------------------------------------------
                                                  15,299       19,947      20,748
------------------------------------------------------------------------------------
Expenses:
     Interest expense                              7,244        7,375       7,259
     Operating expenses                            2,352        2,508       3,053
------------------------------------------------------------------------------------
                                                   9,596        9,883      10,312
Income before income taxes and equity
     in undistributed income of subsidiaries       5,703       10,064      10,436
Income tax benefit                                (1,274)      (2,636)     (2,692)
------------------------------------------------------------------------------------
                                                   6,977       12,700      13,128
Equity in undistributed income of subsidiaries    73,070       53,260      29,027
------------------------------------------------------------------------------------
Net income                                       $80,047      $65,960     $42,155
------------------------------------------------------------------------------------

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Statements of Cash Flows
--------------------------------------------------------------------------------------------------------
                                                                      Year Ended December 31,
--------------------------------------------------------------------------------------------------------
(dollars in thousands)                                            2000          1999          1998
--------------------------------------------------------------------------------------------------------
Operating activities:
   Net income                                                     $80,047       $65,960       $42,155
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Undistributed income of subsidiaries                       (73,070)      (53,260)      (29,027)
       Gains on sales of securities available for sale                             (639)
       Increase in other assets                                    (4,430)       (1,335)         (211)
       Increase in other liabilities                                1,723        13,846         2,111
--------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                  4,270        24,572        15,028
Investing activities:
   Investment in subsidiaries                                     (28,770)      (31,000)      (40,253)
   Proceeds from sale of securities available for sale              9,997         5,733
   Proceeds from the maturity of securities available for sale    117,863        26,980
   Purchase of securities available for sale                     (126,522)      (54,723)       (4,308)
   Other                                                              (38)           27            51
--------------------------------------------------------------------------------------------------------
         Net cash used by investing activities                    (27,470)      (52,983)      (44,510)
Financing activities:
   Proceeds from issuance of common stock
     under dividend reinvestment plan                              36,110        27,830         7,427
   Cash dividends                                                 (29,761)      (23,476)      (21,563)
   Proceeds from exercise of stock options                         17,560         3,598         2,001
--------------------------------------------------------------------------------------------------------
         Net cash provided (used) by financing                     23,909         7,952       (12,135)
           activities
Increase (decrease) in cash and cash equivalents                      709       (20,459)      (41,617)
Cash and cash equivalents at beginning of year                        381        20,840        62,457
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                          $ 1,090       $   381       $20,840
--------------------------------------------------------------------------------------------------------
Supplemental  disclosures of cash flow information:
 Cash paid during the period for:
     Interest                                                     $ 7,089       $ 7,089       $ 7,089
     Income taxes                                                  36,135        26,056        27,626
--------------------------------------------------------------------------------------------------------

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The approval of the Comptroller of the Currency is required for a national bank to pay dividends if the total of all dividends declared in any calendar year exceeds net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. New Jersey state banks are subject to similar dividend restrictions. Commerce NJ, Commerce PA, Commerce Shore, Commerce North, and Commerce Central can declare dividends in 2001 without additional approval of approximately $74.9 million, $6.1 million, $23.7 million, $18.9 million and $1.1 million, respectively, plus an additional amount equal to each bank's net profit for 2001 up to the date of any such dividend declaration.

The Federal Reserve Act requires the extension of credit by any of the Company's banking subsidiaries to certain affiliates, including Commerce Bancorp, Inc. (parent), be secured by readily marketable securities, that extension of credit to any one affiliate be limited to 10% of the capital and capital in excess of par or stated value, as defined, and that extensions of credit to all such affiliates be limited to 20% of capital and capital in excess of par or stated value. At December 31, 2000 and 1999, the Company complies with these guidelines.

The Company and its subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-based assets (as defined) and of Tier I capital to average assets (as defined), or leverage. Management believes, as of December 31, 2000, that the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


The following table presents the Company's and Commerce NJ's risk-based and leverage capital ratios at December 31, 2000 and 1999:

----------------------------------------------------------------------------------------------------------
                                                                        Per Regulatory Guidelines
----------------------------------------------------------------------------------------------------------
                                                 Actual                Minimum         "Well Capitalized"
----------------------------------------------------------------------------------------------------------
                                           Amount       Ratio     Amount   Ratio        Amount       Ratio
-----------------------------------------------------------------------------------------------------------
December 31, 2000
Company
   Risk based capital ratios:
     Tier I                              $551,167    10.79%      $204,316  4.00%        $306,474    6.00%
     Total capital                        609,047    11.92        408,633  8.00          510,791   10.00
   Leverage ratio                         551,167     6.92        318,444  4.00          398,055    5.00

Commerce NJ Risk based capital ratios:
     Tier 1                              $288,630     9.80%      $117,775  4.00%        $176,663    6.00%
     Total capital                        317,052    10.77        235,550  8.00          294,438   10.00
   Leverage ratio                         288,630     6.51        177,474  4.00          221,843    5.00

December 31, 1999
Company
   Risk based capital ratios:
     Tier I                              $449,698    11.40%      $157,847  4.00%        $236,771    6.00%
     Total capital                        501,879    12.72        315,694  8.00          394,618   10.00
   Leverage ratio                         449,698     7.02        256,362  4.00          320,453    5.00

Commerce NJ Risk based capital ratios:
     Tier 1                              $225,189    10.35%      $ 87,054  4.00%        $130,582    6.00%
     Total capital                        246,263    11.32        174,109  8.00          217,636   10.00
   Leverage ratio                         225,189     6.33        142,233  4.00          177,791    5.00

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


19. Segment Reporting


The Company operates one reportable segment of business, Community Banks, which includes Commerce NJ, Commerce PA, Commerce Shore, Commerce North, Commerce Central, and Commerce Delaware. Through its Community Banks, the Company provides a broad range of retail and commercial banking services, and corporate trust services. Parent/Other includes the holding company, Commerce National Insurance (whose revenues of $45.6 million, $32.4 million and $25.2 million in 2000, 1999 and 1998, respectively, were reported in other operating income), CCMI, and Commerce Capital Trust I.

Selected segment information for each of the three years ended December 31 is as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                      2000                                 1999                               1998
-----------------------------------------------------------------------------------------------------------------------------------
                        Community   Parent/                 Community     Parent/               Community     Parent/
                          Banks      Other        Total       Banks        Other       Total       Banks       Other          Total
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income     $298,985    $(2,055)    $296,930     $251,132     $(6,765)    $244,367    $200,998    $(6,337)     $194,661

Provision for loan
    losses                13,931                  13,931        9,175                    9,175       8,762                    8,762
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income      285,054     (2,055)     282,999      241,957      (6,765)     235,192     192,236     (6,337)      185,899
    after provision
Noninterest income        90,464     60,296      150,760       66,127      48,469      114,596      58,426     37,851        96,277
Noninterest expense      263,001     52,356      315,357      209,808      42,715      252,523     180,736     33,214       213,950
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before
    income taxes         112,517      5,885      118,402       98,276      (1,011)      97,265      69,926     (1,700)       68,226
Income tax expense
    (benefit)             35,255      3,100       38,355       31,963        (658)      31,305      26,299       (228)       26,071
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)        $77,262     $2,785      $80,047      $66,313       $(353)     $65,960     $43,627    $(1,472)      $42,155
-----------------------------------------------------------------------------------------------------------------------------------
Average assets
    (in millions)     $6,626,429   $722,534   $7,348,963   $5,301,844    $602,025   $5,903,869   $4,395,127   $470,878   $4,866,005
-----------------------------------------------------------------------------------------------------------------------------------

The financial information for each segment is reported on the basis used internally by the Company's management to evaluate performance. Measurement of the performance of each segment is based on the management structure of the Company and is not necessarily comparable with financial information from other entities. The information presented is not necessarily indicative of the segment's results of operations if each of the Community Banks were independent entities.

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

20. Derivative Financial Instruments

As part of CCMI's broker-dealer activities, the Company maintains a trading securities portfolio for distribution to its customers in order to meet those customers' needs. In order to reduce the exposure to market risk relating to the inventory, the Company buys and sells a variety of derivative financial instruments including futures and option contracts. Market risk includes changes in interest rates or value fluctuations in the underlying financial instruments. The Company uses notional (contract) amounts to measure derivative activity. Notional amounts are not included on the balance sheet, as those amounts are not actually paid or received at settlement. The following table reflects the open commitments for futures and options and the associated unrealized gains (losses) for the year ended December 31, 2000:

  -----------------------------------------------------------------
                                           Notional     Unrealized
                                            Amount      Gain (Loss)
  -----------------------------------------------------------------
  Municipal bond futures                   $44,100         $(664)
  Treasury bond futures                      9,200          (372)
  Treasury bond put options                  2,210            (7)
  Treasury bond call options                 9,400          (250)
  Treasury bond call options                 3,100            (9)
  -----------------------------------------------------------------
  Total                                    $68,010       $(1,302)
  -----------------------------------------------------------------

The average notional amount for futures and options contracts for the year ended December 31, 2000 was $67.5 million and $6.7 million, respectively. Realized and unrealized gains and losses related to derivative financial instruments are included in other operating income in the statement of income.

Commerce Bancorp, Inc. and Subsidiaries Report of Independent Auditors

The Board of Directors and Stockholders
Commerce Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Commerce Bancorp, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of two wholly-owned subsidiaries, which statements reflect net interest income constituting 12.3% of the related consolidated totals in 1998. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for the two subsidiaries, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Bancorp, Inc. and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
January 30, 2001

                                    SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this Amendment No. 2 to its Annual Report of Form 10-K for the year ended December 31, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.


                                           COMMERCE BANCORP, INC.




Date:  August 29, 2001                     By: /s/ Douglas J. Pauls
                                           -----------------------------
                                           Douglas J. Pauls
                                           Senior Vice President and
                                           Chief Accounting Officer