Form 10-Q
period 2001-09-30
COMMERCE BANCORP INC /NJ/
filed 2001-11-13
CIK 715096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended September 30, 2001
                           ------------------

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from ______________ to ______________

                            Commission File #1-12069

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

       Common Stock                                  32,688,053
--------------------------------------------------------------------------------
     (Title of Class)                         (No. of Shares Outstanding
                                                  as of 11/5/01)

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                      INDEX

                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets (unaudited)
         September 30, 2001 and December 31, 2000............................1

         Consolidated Statements of Income (unaudited) Nine months ended September 30, 2001 and September 30, 2000 and three months ended September 30, 2001 and September 30, 2000....2

         Consolidated Statements of Cash Flows (unaudited)
         Nine months ended September 30, 2001 and September 30, 2000.........3

         Notes to Consolidated Financial Statements (unaudited)..............4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation..................................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........13

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................14

                                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                                   (unaudited)

                  ------------------------------------------------------------------------------------------------
                                                                                 September 30,     December 31,
                                                                                ----------------------------------
                  (dollars in thousands)                                             2001              2000
                  ------------------------------------------------------------------------------------------------
Assets            Cash and due from banks                                            $  458,454      $  443,918
                  Federal funds sold                                                    195,600          52,000
                                                                                ----------------  --------------
                       Cash and cash equivalents                                        654,054         495,918
                  Loans held for sale                                                    37,446          41,791
                  Trading securities                                                    184,985         109,306
                  Securities available for sale                                       3,372,318       2,021,326
                  Securities held to maturity                                         1,229,294       1,513,456
                       (market value 09/01-$1,249,073; 12/00-$1,503,202)
                  Loans                                                               4,322,326       3,687,260
                       Less allowance for loan losses                                    61,386          48,680
                                                                                ----------------  --------------
                                                                                      4,260,940       3,638,580
                  Bank premises and equipment, net                                      311,425         276,097
                  Other assets                                                          337,470         200,042
                                                                                ----------------  --------------
                                                                                    $10,387,932      $8,296,516
                                                                                ================  ==============

Liabilities       Deposits:
                       Demand:
                           Interest-bearing                                          $3,275,292      $2,628,358
                           Noninterest-bearing                                        2,197,555       1,789,371
                       Savings                                                        1,759,711       1,436,800
                       Time                                                           2,179,657       1,533,065
                                                                                ----------------  --------------
                           Total deposits                                             9,412,215       7,387,594

                  Other borrowed money                                                   84,673         283,714
                  Other liabilities                                                     173,861          52,484
                  Trust Capital Securities - Commerce Capital Trust I                    57,500          57,500
                  Long-term debt                                                         23,000          23,000
                                                                                ----------------  --------------
                                                                                      9,751,249       7,804,292

Stockholders'     Common stock, 32,675,538 shares
Equity                 issued (31,761,453 shares in 2000)                                51,056          49,627
                  Capital in excess of par or stated value                              461,114         422,375
                  Retained earnings                                                      75,437          27,083
                  Accumulated other comprehensive income                                 50,698         (5,239)
                                                                                ----------------  --------------
                                                                                        638,305         493,846

                  Less treasury stock, at cost                                            1,622           1,622
                                                                                ----------------  --------------
                           Total stockholders' equity                                   636,683         492,224
                                                                                ----------------  --------------
                                                                                    $10,387,932      $8,296,516
                                                                                ================  ==============
See accompanying notes.

                                         COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                       (unaudited)
              ---------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                 September 30,
                                                             ----------------------------------------------------------
              (dollars in thousands,
               except per share amounts)                            2001           2000           2001           2000
              ---------------------------------------------------------------------------------------------------------
Interest      Interest and fees on loans                         $ 83,679       $ 76,601       $245,034       $210,080
Income        Interest on investments                              67,037         52,871        193,130        152,925
              Other interest                                        2,265          1,713          5,005          3,689
                                                             -------------   ------------   ------------   ------------
                       Total interest income                      152,981        131,185        443,169        366,694
                                                             -------------   ------------   ------------   ------------

Interest      Interest on deposits:
Expense            Demand                                          16,371         19,641         50,353         51,937
                   Savings                                          8,465         10,652         25,705         26,346
                   Time                                            23,469         20,614         75,814         52,148
                                                             -------------   ------------   ------------   ------------
                       Total interest on deposits                  48,305         50,907        151,872        130,431
              Interest on other borrowed money                        737          3,115          3,219         14,323
              Interest on long-term debt                            1,226          1,599          4,222          4,755
                                                             -------------   ------------   ------------   ------------
                       Total interest expense                      50,268         55,621        159,313        149,509
                                                             -------------   ------------   ------------   ------------

              Net interest income                                 102,713         75,564        283,856        217,185
              Provision for loan losses                             6,335          3,668         18,926         10,803
                                                             -------------   ------------   ------------   ------------
              Net interest income after provision for
                   loan losses                                     96,378         71,896        264,930        206,382

Noninterest   Deposit charges and service fees                     22,121         14,758         59,126         40,295
Income        Other operating income                               29,653         22,930         83,157         67,838
              Net investment securities gains                                                       980            820
                                                             -------------   ------------   ------------   ------------
                       Total noninterest income                    51,774         37,688        143,263        108,953
                                                             -------------   ------------   ------------   ------------

Noninterest   Salaries                                             42,199         30,685        114,973         89,038
Expense       Benefits                                              9,956          6,131         26,683         18,734
              Occupancy                                             9,639          7,651         27,566         22,335
              Furniture and equipment                              12,657          9,943         36,504         29,411
              Office                                                6,726          6,204         19,381         17,758
              Audit and regulatory fees and assessments             1,011            947          2,976          2,317
              Marketing                                             6,443          3,147         12,918          8,109
              Other real estate (net)                                 450            104          1,250            858
              Other                                                20,512         13,689         55,636         39,345
                                                             -------------   ------------   ------------   ------------
                       Total noninterest expenses                 109,593         78,501        297,887        227,905
                                                             -------------   ------------   ------------   ------------

              Income before income taxes                           38,559         31,083        110,306         87,430
              Provision for federal and state income taxes         12,278         10,092         35,514         28,767
                                                             -------------   ------------   ------------   ------------
              Net income                                         $ 26,281       $ 20,991       $ 74,792       $ 58,663
                                                             =============   ============   ============   ============


              Net income per common and common
                  equivalent share:
                       Basic                                     $   0.81       $   0.68       $   2.32       $   1.91
                                                             -------------   ------------   ------------   ------------
                       Diluted                                   $   0.77       $   0.64       $   2.21       $   1.84
                                                             -------------   ------------   ------------   ------------
              Average common and common equivalent
                  shares outstanding:
                       Basic                                       32,479         31,109         32,206         30,676
                                                             -------------   ------------   ------------   ------------
                       Diluted                                     34,253         32,752         33,878         31,965
                                                             -------------   ------------   ------------   ------------
              Cash dividends declared, common stock              $   0.28     $   0.25         $   0.83       $   0.74
                                                             =============   ============   ============   ============
See accompanying notes.


                                         COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (unaudited)
                  ------------------------------------------------------------------------------------------------------
                                                                                                Nine Months Ended
                                                                                                    September 30,
                                                                                       ---------------------------------
                  (dollars in thousands)                                                   2001               2000
                  ------------------------------------------------------------------------------------------------------
Operating         Net income                                                             $  74,792          $  58,663
Activities        Adjustments to reconcile net income to net cash
                     provided by operating activities:
                       Provision for loan losses                                            18,926             10,803
                       Provision for depreciation, amortization and accretion               31,542             23,645
                       Gains on sales of securities available for sale                        (980)              (820)
                       Proceeds from sales of mortgages held for sale                      488,079              6,241
                       Originations of mortgages held for sale                            (483,734)              (537)
                       Net loan chargeoffs                                                  (6,220)            (1,828)
                       Net increase in trading securities                                  (75,679)           (66,058)
                       Increase in other assets                                           (168,367)           (21,364)
                       Increase in other liabilities                                       121,377             43,564
                  ------------------------------------------------------------------------------------------------------
                             Net cash (used in) provided by operating activities              (264)            52,309

Investing         Proceeds from the sales of securities available for sale                 374,528            167,134
activities        Proceeds from the maturity of securities available for sale              580,919            226,414
                  Proceeds from the maturity of securities held to maturity                267,249            132,086
                  Purchase of securities available for sale                             (2,155,383)          (577,900)
                  Purchase of securities held to maturity                                  (48,068)          (110,698)
                  Net increase in loans                                                   (643,787)          (810,224)
                  Proceeds from sales of loans                                               8,721              9,019
                  Purchases of premises and equipment                                      (65,089)           (74,386)
                  ------------------------------------------------------------------------------------------------------
                             Net cash used by investing activities                      (1,680,910)        (1,038,555)

Financing         Net increase in demand and savings deposits                            1,378,029          1,039,528
activities        Net increase in time deposits                                            646,592            447,582
                  Net decrease in other borrowed money                                    (199,041)          (469,525)
                  Dividends paid                                                           (26,431)           (22,071)
                  Proceeds from issuance of common stock under
                     dividend reinvestment and other stock plans                            40,502             40,715
                  Other                                                                       (343)            (5,514)
                  ------------------------------------------------------------------------------------------------------
                             Net cash provided by financing activities                   1,839,310          1,030,715

                  Increase in cash and cash equivalents                                    158,136             44,469
                  Cash and cash equivalents at beginning of year                           495,918            322,924
                  ------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of period                             $ 654,054          $ 367,393
                  ======================================================================================================

                  Supplemental disclosures of cash flow information:
                     Cash paid during the period for:
                       Interest                                                           $158,898           $146,517
                       Income taxes                                                         34,353             27,681

                  Other noncash activities:
                     Securitization of loans                                                                 $106,481


See accompanying notes.


                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A.   Consolidated Financial Statements

The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the period ended December 31, 2000. The results for the three months ended September 30, 2001 and the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

C.   Comprehensive Income

Total comprehensive income, which for the Company included net income and unrealized gains and losses on the Company's available for sale securities, amounted to $73.3 million and $39.0 million, respectively, for the three months ended September 30, 2001 and 2000. For the nine months ended September 30, 2001 and 2000, total comprehensive income was $130.7 million and $71.3 million, respectively.

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

Selected segment information is as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                       Three Months Ended
                                                 September 30, 2001                       September 30, 2000
                                      -----------------------------------------------------------------------------------
                                        Community      Parent/                   Community      Parent/
                                          Banks         Other        Total         Banks         Other        Total
-------------------------------------------------------------------------------------------------------------------------
Net interest income                   $   103,136   $      (423) $   102,713   $    75,738   $      (174) $    75,564
Provision for loan losses                   6,335             -        6,335         3,668             -        3,668
                                      -----------------------------------------------------------------------------------

Net interest income after provision        96,801          (423)      96,378        72,070          (174)      71,896
Noninterest income                         33,278        18,496       51,774        22,529        15,159       37,688
Noninterest expense                        93,896        15,697      109,593        65,800        12,701       78,501
                                      -----------------------------------------------------------------------------------
Income before income taxes                 36,183         2,376       38,559        28,799         2,284       31,083
Income tax expense                         11,711           567       12,278         9,466           626       10,092
                                      -----------------------------------------------------------------------------------
Net income                            $    24,472   $     1,809  $    26,281   $    19,333   $     1,658  $    20,991
                                      ===================================================================================

Average assets (in millions)          $ 8,773,668   $ 1,014,304  $ 9,787,972   $ 6,820,784   $   761,746  $ 7,582,530
                                      ===================================================================================

-------------------------------------------------------------------------------------------------------------------------
                                                  Nine Months Ended                        Nine Months Ended
                                                 September 30, 2001                       September 30, 2000
                                      -----------------------------------------------------------------------------------
                                        Community      Parent/                   Community      Parent/
                                          Banks         Other        Total         Banks         Other        Total
-------------------------------------------------------------------------------------------------------------------------
Net interest income                    $  284,528   $      (672) $   283,856   $   219,253   $    (2,068) $   217,185
Provision for loan losses                  18,926             -       18,926        10,803             -       10,803
                                      -----------------------------------------------------------------------------------

Net interest income after provision       265,602          (672)     264,930       208,450        (2,068)     206,382
Noninterest income                         89,557        53,706      143,263        63,777        45,176      108,953
Noninterest expense                       253,297        44,590      297,887       188,770        39,135      227,905
                                      -----------------------------------------------------------------------------------
Income before income taxes                101,862         8,444      110,306        83,457         3,973       87,430
Income tax expense                         33,276         2,238       35,514        27,495         1,272       28,767
                                      -----------------------------------------------------------------------------------
Net income                            $    68,586   $     6,206  $    74,792   $    55,962   $     2,701  $    58,663
                                      ===================================================================================

Average assets (in millions)          $ 8,142,990   $   959,589  $ 9,102,579   $ 6,448,989   $   699,681  $ 7,148,670
                                      ===================================================================================

E.   Recent Accounting Statements

In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset or liability through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company adopted FAS 133 on January 1, 2001. Due to the Company's minimal use of derivatives, adoption did not have a material effect on the results of operations or the financial position of the Company. Future

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES


impact of FAS 133 will depend on the nature and purpose of the derivative instruments in use by the Company at that time.

In June 2001, the FASB issued Statements No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules beginning in the first quarter of 2002. Due to the immaterial amount of goodwill and intangible assets recorded on the Company's balance sheet, adoption of the Statements is not expected to have a material impact on the results of operations or the financial position of the Company.

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

G.   Earnings Per Share

The calculation of earnings per share follows (in thousands, except for per share amounts):

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30                       September 30
                                                   -------------------------------------------------------------------
                                                       2001              2000             2001              2000
----------------------------------------------------------------------------------------------------------------------
Basic:
Net income applicable to common stock                    $26,281           $20,991          $74,792           $58,663
                                                   ==============    ==============   ==============    ==============

Average common shares outstanding                         32,479            31,109           32,206            30,676
                                                   ==============    ==============   ==============    ==============

Net income per common share - basic                        $0.81             $0.68            $2.32             $1.91
                                                   ==============    ==============   ==============    ==============

Diluted:
Net income applicable to common stock
on a diluted basis                                       $26,281           $20,991          $74,792           $58,663
                                                   ==============    ==============   ==============    ==============


Average common shares outstanding                         32,479            31,109           32,206            30,676
Additional shares considered in diluted
Computation assuming:
Exercise of stock options                                  1,774             1,643            1,672             1,289
                                                   --------------    --------------   --------------    --------------
Average common shares outstanding
On a diluted basis                                        34,253            32,752           33,878            31,965
                                                   ==============    ==============   ==============    ==============

Net income per common share - diluted                      $0.77             $0.64            $2.21             $1.84
                                                   ==============    ==============   ==============    ==============

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Resources

At September 30, 2001, stockholders' equity totaled $636.7 million or 6.13% of total assets, compared to $492.2 million or 5.93% of total assets at December 31, 2000.

The table below presents the Company's and Commerce NJ's risk-based and leverage ratios at September 30, 2001 and 2000:

                                                                             Per Regulatory Guidelines
                                                                 ---------------------------------------------------
                                               Actual                    Minimum              "Well Capitalized"
                                         Amount      Ratio         Amount      Ratio          Amount      Ratio
--------------------------------------------------------------------------------------------------------------------
September 30, 2001
Company
     Risk based capital ratios:
       Tier 1                             $640,068       10.37%     $246,880        4.00%      $370,319        6.00%
       Total capital                       706,054       11.44       493,759        8.00        617,199       10.00
     Leverage ratio                        640,068        6.56       390,325        4.00        487,906        5.00

Commerce NJ Risk based capital ratios:
       Tier 1                             $360,781        9.52%     $151,642        4.00%      $227,463        6.00%
       Total capital                       402,049       10.61       303,284        8.00        379,105       10.00
     Leverage ratio                        360,781        6.31       228,676        4.00        285,846        5.00

September 30, 2000
Company
     Risk based capital ratios:
       Tier 1                             $521,871       10.88%     $191,813        4.00%      $287,719        6.00%
       Total capital                       578,428       12.06       383,625        8.00        479,531       10.00
     Leverage ratio                        521,871        6.85       304,648        4.00        380,810        5.00

Commerce NJ Risk based capital ratios:
       Tier 1                             $259,538        9.26%     $112,055        4.00%      $168,083        6.00%
       Total capital                       287,271       10.25       224,110        8.00        280,138       10.00
     Leverage ratio                        259,538        6.15       168,758        4.00        210,947        5.00


At September 30, 2001, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes that as of September 30, 2001, the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

Deposits

Total deposits at September 30, 2001 were $9.41 billion, up $2.3 billion, or 33% over total deposits of $7.10 billion at September 30, 2000, and up by $ 2.02 billion, or 27% from year-end 2000. Deposit growth during the first nine months of 2001 included core deposit growth in all categories as well as growth from the public sector. The Company experienced "same-store core deposit growth" of 21% at September 30, 2001 as compared to deposits a year ago for those branches open for more than two years.

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

The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate 200 basis point change during the next year, with rates remaining constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 15% of net income in the flat rate scenario in the first year and within 30% over the two year time frame. At September 30, 2001, the Company's income simulation model indicates net income would increase by 1.99% and decrease by 4.28% in the first year and over a two year time frame, respectively, if rates decreased as described above, as compared to an increase of 7.61% and 4.80%, respectively, at September 30, 2000. At September 30, 2001, the model projects that net income would decrease by 4.59% and 2.27% in the first year and over a two year time frame, respectively, if rates increased as described above, as compared to a decrease of 7.52% and 5.31%, respectively, at September 30, 2000. All of these net income projections are within an acceptable level of interest rate risk pursuant to the policy established by ALCO.

In the event the Company's interest rate risk models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At September 30, 2001, the market value of equity model indicates an acceptable level of interest rate risk.

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

Short-Term Borrowings

Short-term borrowings, or other borrowed money, consist primarily of securities sold under agreements to repurchase and overnight lines of credit, and are used to meet short term funding needs. During the first nine months of 2001, the Company reduced its short-term borrowings, primarily through increased deposits. At September 30, 2001, short-term

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES


borrowings aggregated $84.7 million and had an average rate of 2.83%, as compared to $283.7 million at an average rate of 6.70% at December 31, 2000.

Interest Earning Assets

For the nine month period ended September 30, 2001, interest earning assets increased $1.91 billion from $7.43 billion to $9.34 billion. This increase was primarily in investment securities and the loan portfolio as described below.

Loans

During the first nine months of 2001, net loans increased $622.4 million from $3.64 billion to $4.26 billion. At September 30, 2001, loans represented 45% of total deposits and 41% of total assets. All segments of the loan portfolio experienced growth in the first nine months of 2001, including loans secured by commercial real estate properties, commercial loans, and consumer loans.

Investments

In total, for the first nine months of 2001, securities increased $1.15 billion from $3.64 billion to $4.79 billion. The available for sale portfolio increased $1.35 billion to $3.37 billion at September 30, 2001 from $2.02 billion at December 31, 2000, and the securities held to maturity portfolio decreased $284.2 million to $1.23 billion at September 30, 2001 from $1.51 billion at year-end 2000. The portfolio of trading securities increased $75.7 million from year-end 2000 to $185.0 million at September 30, 2001. At September 30, 2001, the average life of the investment portfolio was approximately 5.7 years, and the duration was approximately 4.2 years. At September 30, 2001, total securities represented 46% of total assets.

Net Income

Net income for the third quarter of 2001 was $26.3 million, an increase of $5.3 million or 25% over the $21.0 million recorded for the third quarter of 2000. Net income for the first nine months of 2001 was $74.8 million, an increase of $16.1 million or 27% over the $58.7 million recorded for the first nine months of 2000. On a per share basis, diluted net income for the third quarter of 2001 and the first nine months of 2001 were $0.77 and $2.21 per common share compared to $0.64 and $1.84 per common share for the respective 2000 periods.

Return on average assets (ROA) and return on average equity (ROE) for the third quarter of 2001 were 1.07% and 17.46%, respectively, compared to 1.11% and 20.02%, respectively, for the same 2000 period. ROA and ROE for the first nine months of 2001 were 1.10% and 17.82%, respectively, compared to 1.09% and 20.38% a year ago.

Net Interest Income

Net interest income totaled $102.7 million for the third quarter of 2001, an increase of $27.1 million or 36% from $75.6 million in the third quarter of 2000. Net interest income for the first nine months of 2001 totaled $283.9 million, up $66.7 million or 31% from the first nine months of 2000. The improvement in net interest income for both periods was due primarily to volume increases in the loan and investment portfolios.

Noninterest Income

Noninterest income totaled $51.8 million for the third quarter of 2001, an increase of $14.1 million or 37% from $37.7 million in the third quarter of 2000. The increase was due primarily to increased deposit charges and service fees, which rose $7.4 million over the third quarter of 2000 primarily due to higher transaction volumes. In addition, other operating income increased $6.7 million over the prior year, including increased revenues of $1.9 million from CCMI, the Company's municipal public finance subsidiary, increased revenues of $1.7 million from Commerce National Insurance, the Company's insurance brokerage subsidiary, and increased bank card-related revenues of $1.5 million.

For the first nine months of 2001, noninterest income totaled $143.3 million, an increase of $34.3 million or 31% from $109.0 million in the first nine months of 2000. Deposit charges and service fees rose $18.8 million over the prior year

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

primarily due to higher transaction volumes. Other operating income rose $15.3 million over the first nine months of 2000, including increased revenues of $5.2 million from CCMI, $3.0 million from Commerce National Insurance, and $3.7 million from bank card-related income. In addition, the Company recorded $980 thousand in net investment securities gains in the first nine months of 2001 versus $820 thousand a year ago.

Noninterest Expense

For the third quarter of 2001, noninterest expense totaled $109.6 million, an increase of $31.1 million or 40% over the same period in 2000. Contributing to this increase was new branch activity over the past twelve months, with the number of branches increasing from 140 at September 30, 2000 to 167 at September 30, 2001. With the addition of these new offices, staff, facilities, and related expenses rose accordingly. Other noninterest expenses rose $6.8 million over the third quarter of 2000. This increase resulted primarily from higher bank card-related service charges, increased business development expenses, and increased provisions for non-credit-related losses.

For the first nine months of 2001, noninterest expense totaled $297.9 million, an increase of $70.0 million or 31% over $227.9 million in the first nine months of 2000. Contributing to this increase was new branch activity and the growth of CCMI and Commerce National Insurance as noted above. Other noninterest expenses rose $16.3 million over the first nine months of 2000. The increase resulted primarily from higher bank card-related service charges, increased business development expenses, and increased provisions for non-credit-related losses.

The Company's operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 69.61% for the first nine months of 2001 as compared to 69.79% for the same 2000 period. The Company's efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

Loan and Asset Quality

Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at September 30, 2001 were $20.8 million, or 0.20% of total assets compared to $16.6 million or 0.20% of total assets at December 31, 2000 and $16.1 million or 0.21% of total assets at September 30, 2000.

Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at September 30, 2001 were $19.1 million or 0.44% of total loans compared to $13.6 million or 0.37% of total loans at December 31, 2000 and $13.2 million or 0.36% of total loans at September 30, 2000. At September 30, 2001, loans past due 90 days or more and still accruing interest amounted to $964 thousand compared to $489 thousand at December 31, 2000 and $561 thousand at September 30, 2000. Additional loans considered as potential problem loans by the Company's internal loan review department ($41.3 million at September 30, 2001) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

Other real estate (ORE) at September 30, 2001 totaled $1.7 million compared to $3.0 million at December 31, 2000 and $2.9 million at September 30, 2000. These properties have been written down to the lower of cost or fair value less disposition costs.

On pages 12 and 13 are tabular presentation showing detailed information about the Company's non-performing loans and assets and an analysis of the Company's allowance for loan losses and other related data for September 30, 2001, December 31, 2000, and September 30, 2000.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES



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

The following summary presents information regarding non-performing loans and assets as of September 30, 2001 and the preceding four quarters: (dollar amounts in thousands)

                                            September 30,    June 30,     March 31,   December 31,   September 30,
                                                 2001          2001         2001          2000           2000
                                           -------------------------------------------------------------------------
Non-accrual loans:
   Commercial                                    $09,196         $10,608      $10,681      $04,955        $05,771
   Consumer                                        1,382           1,338        1,378        1,295          1,296
   Real estate:
     Construction                                  1,590           1,590        1,590        1,459             50
     Mortgage                                      6,944           5,598        5,756        5,840          5,979
                                           -------------------------------------------------------------------------
         Total non-accrual loans                  19,112          19,134       19,405       13,549         13,096
                                           -------------------------------------------------------------------------

Restructured loans:
   Commercial                                          9              10           11           11             12
   Consumer
   Real estate:
     Construction
     Mortgage                                                                                   82             85
                                           -------------------------------------------------------------------------
         Total restructured loans                      9              10           11           93             97
                                           -------------------------------------------------------------------------

Total non-performing loans                        19,121          19,144       19,416       13,642         13,193
                                           -------------------------------------------------------------------------

Other real estate                                  1,671           1,552        1,452        2,959          2,941
                                           -------------------------------------------------------------------------

Total non-performing assets                       20,792          20,696       20,868       16,601         16,134
                                           -------------------------------------------------------------------------

Loans past due 90 days or more
   and still accruing                                964           1,416          537          489            561
                                           -------------------------------------------------------------------------

Total non-performing assets and
   loans past due 90 days or more                $21,756         $22,112      $21,405      $17,090        $16,695
                                           =========================================================================

Total non-performing loans as a
   percentage of total period-end loans            0.44%           0.47%        0.50%        0.37%          0.36%

Total non-performing assets as a
   percentage of total period-end assets           0.20%           0.22%        0.23%        0.20%          0.21%

Total non-performing assets and loans
   past due 90 days or more as a
   percentage of total period-end assets           0.21%           0.24%        0.24%        0.21%          0.21%

Allowance for loan losses as a percentage
   of total non-performing loans                    321%            301%         269%         357%           359%

Allowance for loan losses as a percentage
   of total period-end loans                       1.42%           1.40%        1.36%        1.32%          1.30%

Total non-performing assets and loans
   past due 90 days or more as a
   percentage of stockholders' equity and
   allowance for loan losses                          3%              4%           4%           3%             3%


                     COMMERCE BANCORP, INC. AND SUBSIDIARIES


The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data: (dollar amounts in thousands)

                                                                                                           Year
                                              Three Months Ended             Nine Months Ended             Ended
                                           09/30/01        09/30/00       09/30/01       09/30/00        12/31/00
                                          ------------    -----------    ------------   ------------    ------------
Balance at beginning of period                $57,548        $44,004         $48,680        $38,382         $38,382
Provisions charged to operating expenses        6,335          3,668          18,926         10,803          13,931
                                          ------------    -----------    ------------   ------------    ------------
                                               63,883         47,672          67,606         49,185          52,313

Recoveries on loans charged-off:
Commercial                                         20             85             179            251             313
Consumer                                           85             53             221            206             249
Real estate                                       102              9             116             12              14
                                          ------------    -----------    ------------   ------------    ------------
Total recoveries                                  207            147             516            469             576

Loans charged-off:
Commercial                                    (2,016)           (73)         (4,350)        (1,398)          (2,936)
Consumer                                        (680)          (336)         (1,975)          (846)          (1,220)
Real estate                                       (8)           (53)           (411)           (53)             (53)
                                          ------------    -----------    ------------   ------------    ------------
Total charge-offs                             (2,704)          (462)         (6,736)        (2,297)          (4,209)
                                          ------------    -----------    ------------   ------------    ------------
Net charge-offs                               (2,497)          (315)         (6,220)        (1,828)          (3,633)
                                          ------------    -----------    ------------   ------------    ------------

Balance at end of period                      $61,386        $47,357         $61,386        $47,357         $48,680
                                          ============    ===========    ============   ============    ============

Net charge-offs as a percentage of
average loans outstanding                       0.23%          0.04%           0.21%          0.07%            0.11%


Item 3:  Quantitative and Qualitative Disclosures About Market Risk

See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation, Interest Rate Sensitivity and Liquidity.

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            COMMERCE BANCORP, INC.
                                                 (Registrant)










   November 13, 2001                         /s/ DOUGLAS J. PAULS
        (Date)                                 DOUGLAS J. PAULS
                                             SENIOR VICE PRESIDENT
                                 (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)