Form 10-K405
period 2001-12-31
COMMERCE BANCORP INC /NJ/
filed 2002-03-06
CIK 715096

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X}            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 2001
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ________________ to ________________.
                            Commission File #0-12874

                             COMMERCE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

           New Jersey                                        22-2433468
(State of other jurisdiction                              (I.R.S. Employee
 of incorporation or organization)                     Identification Number)

         Commerce Atrium
        1701 Route 70 East                                   08034-5400
      Cherry Hill, New Jersey                                (Zip Code)
(Address of principal executive offices)

        Registrant's telephone number, including area code: 856-751-9000

     Securities registered pursuant to Section 12(b) of the Act:

    Common Stock                     New York Stock Exchange
---------------------    -----------------------------------------------
   Title of Class           Name of Each Exchange on Which Registered

     Securities registered pursuant to Section 12(g) of the Act: None
                          ----------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.
     Indicate by check mark if disclosure of' delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. [X]
     The aggregate market value of voting stock held by non-affiliates of the Registrant is $2,580,539,000. (1)
                          ----------------------------
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

 Common Stock $1.00 Par Value                      66,145,263
-------------------------------    ---------------------------------------------
        Title of Class                No. of Shares Outstanding as of 2/28/02
                          ----------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
     Part III incorporates certain information by reference from the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders.
----------------------------
(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Registrant's Common Stock outstanding reduced by the amount of Common Stock held by officers, directors, and shareholders owning in excess of 10% of the Registrant's Common Stock multiplied by the last sale price for the Registrant's Common Stock on February 28, 2002. The information provided shall in no way be construed as an admission that the officer, director, or 10% shareholder in the Registrant may be deemed an affiliate of the Registrant or that he is the beneficial owner of' the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the recordkeeping purpose of the Securities and Exchange Commission.
================================================================================

                             COMMERCE BANCORP, INC.
                         FORM 10-K CROSS-REFERENCE INDEX

                                                                            Page
                                     Part I
Item 1.     Business..........................................................
Item 2.     Properties........................................................
Item 3.     Legal Proceedings ................................................
Item 4.     Submission of Matters to a Vote of Security Holders...............
                                  Part II
Item 5.     Market for the Registrant's Common Stock and Related
            Stockholders Matters .............................................
Item 6.     Selected Financial Data ..........................................
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations ........................................
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk .......
Item 8.     Financial Statements and Supplementary Financial Data ............
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
            (This item is omitted since it is not applicable)
                                 Part III
Item 10.    Directors and Executive Officers of the Registrant
Item 11.    Executive Compensation
Item 12.    Security Ownership of Certain Beneficial Owners and Management
Item 13.    Certain Relationships and Related Transactions
            (The information required by Part III has been omitted
            since it will be contained in the definitive proxy
            statement to be filed pursuant to Regulation 14A.)
                                  Part IV
Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K ......................................................
Item 15.    Signatures........................................................

                                     PART I
Item 1. Business

Forward-Looking Statements

      The Company may from time to time make various written or oral "forward looking statements" including statements contained in the Company's filings with the Securities and Exchange Commission ("SEC") (including this Annual Report on Form 10-K and the exhibits hereto and thereto), in its reports to stockholders and in other communications by the Company , which are made in good faith by the Company pursuant to the Private Securities Litigation Reform Act of 1995.
      These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties and are subject to change based on various factors that are sometimes beyond the Company's control. You will generally be able to recognize a forward-looking statement because it contains the words "anticipate," "believe," "estimate," "expect," "project," "objective," "may," "could," "should," "would," "intend," "plan" or similar expressions to identify it as a forward-looking statement.
      The following factors, among others, could cause the Company's financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations; the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation; interest rates, market and monetary fluctuations; the Company's timely development of competitive new products and services and the acceptance of such products and services by customers; the willingness of customers to substitute competitors' products and services for the Company's products and services and vice versa; the impact of changes in financial services laws and regulations, including laws concerning taxes, banking, securities and insurance; technological changes; future acquisitions; the expense savings and revenue enhancements from acquisitions being less than expected; the growth and profitability of the Company's noninterest or fee income being less than expected; the ability to maintain the growth and further development of the Company's community-based retail branching network; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the Company's success at managing the risks involved in the foregoing. The Company cautions that the foregoing list of important factors is not exclusive.
      The Company cautions you that any such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to differ materially from the future results, performance or achievements the Company has anticipated in such forward-looking statements. You should note that many factors, some of which are discussed in this Annual Report and Form 10-k could affect the Company's future financial results and could cause those results to differ materially from those expressed or implied in the Company's forward-looking statements contained or incorporated by reference in this document. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

General
      The Company is a New Jersey business corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("Holding Company Act"). The Company was incorporated on December 9, 1982 and became an active bank holding company on June 30, 1983 through the acquisition of Commerce Bank, N.A., referred to as Commerce NJ.
      As of December 31, 2001, the Company had total assets of $11.4 billion, total loans of $4.5 billion, and total deposits of $10.2 billion. The address of the Company's principal executive office is Commerce Atrium, 1701 Route 70 East, Cherry Hill, New Jersey, 08034-5400 and the telephone number is (856) 751-9000. The Company operates:

     o    four nationally chartered bank subsidiaries:

          o    Commerce Bank, N.A., Cherry Hill, New Jersey,
          o    Commerce Bank/Pennsylvania, N.A., Devon, Pennsylvania,
          o    Commerce Bank/Shore, N.A., Toms River, New Jersey,
          o    Commerce Bank/Delaware, N.A., Wilmington Delaware; and

     o    one New Jersey state chartered bank subsidiary:

          o    Commerce Bank/North, Ramsey, New Jersey

      These five bank subsidiaries, referred to collectively as the banks, as of December 31, 2001 have over 180 full service retail branch offices located in the states of New Jersey, Pennsylvania, Delaware and New York. These banks provide a full range of retail and commercial banking services for consumers and small and mid-sized companies. Lending services are focused on commercial real estate and commercial and consumer loans to local borrowers. These banks' lending and investment activities are funded principally by retail deposits gathered through each bank's retail branch office network.

      In addition to the opening of new full service branch offices, the Company
has  acquired  and  developed  its  bank  subsidiaries   through  the  following
transactions:

     o on January 2, 1987, the Company acquired all of the outstanding shares of Commerce Bank/Pennsylvania, N.A., referred to as Commerce PA;

     o on December 31, 1988 the Company acquired all of the outstanding shares of Citizens State Bank of New Jersey, Forked River, which was subsequently converted to a national charter and renamed Commerce Bank/Shore, N.A., referred to as Commerce Shore;

     o on September 30, 1993, the Company acquired all of the outstanding shares of The Coastal Bank, Ocean City, New Jersey, which was merged into Commerce NJ;

     o on January 21, 1997, the Company acquired Independence Bancorp, Inc., a bank holding company headquartered in Bergen County, New Jersey. Independence Bancorp, Inc.'s wholly-owned state-chartered bank subsidiary, Independence Bank of New Jersey, was subsequently renamed Commerce Bank/North, referred to as Commerce North;

     o on January 15, 1999, the Company acquired Community First Banking Company, referred to as CFBC, a one-bank holding company headquartered in Tinton Falls, New Jersey. CFBC's wholly-owned bank subsidiary, Tinton Falls State Bank, was merged with and into Commerce Shore;

     o on January 15, 1999, the Company acquired Prestige Financial Corp., referred to as PFC, a one-bank holding company headquartered in Flemington, New Jersey. PFC's wholly-owned state-chartered bank subsidiary, Prestige State Bank, was subsequently re-chartered as a national bank and renamed Commerce Bank/Central, N.A., referred to as Commerce Central. Commerce Central was merged with and into Commerce NJ in 2001; and

     o in 1998, the Company received regulatory approvals to open Commerce Bank/Delaware, N.A., referred to as Commerce Delaware. Commerce Delaware's first branch opened in New Castle County, Delaware, on December 18, 1999.

      Commerce NJ operates a nonbank subsidiary, Commerce Capital Markets, Inc., Philadelphia, Pennsylvania which engages in various securities, investment banking and brokerage activities. On March 27, 1998, the Company completed the acquisition of A.H. Williams & Co., Inc., Philadelphia, Pennsylvania, a public finance investment firm, and combined A.H. Williams & Co., Inc. with Commerce Capital, the bank securities dealer division of Commerce NJ, to form Commerce Capital Markets, Inc. In addition, the Company, through Commerce National Insurance Services, Inc., a nonbank subsidiary of Commerce Bank/North, referred to as Commerce National Insurance, operates an insurance brokerage agency concentrating on commercial property, casualty and surety as well as personal lines of insurance for clients in multiple states, primarily Delaware, New Jersey, New York and Pennsylvania. Since 1996, Commerce National Insurance has completed several acquisitions including the following mergers:

     o in December 1996, Chesley & Cline, Inc., Mount Holly, New Jersey, was merged with and into Commerce National Insurance;

     o in January 1997, Colkate, Inc., t/a The Morrissey Agency, Mt. Laurel, New Jersey, was merged with and into Commerce National Insurance.

     o in December 1997, Joseph J. Reinhart and Associates, Inc., Cherry Hill, NJ, a risk/loss management and loss investigation consulting firm, and Associated Insurance Management Inc., Haddonfield, NJ, an employee and executive benefit consulting firm, were merged with and into Commerce National Insurance;

     o    in August 1998, J.A. Montgomery,  Inc.,  Wilmington,  DE, an insurance
          brokerage   agency,   was  merged  with  and  into  Commerce  National
          Insurance;

     o in November 1999, Mullaney Insurance Associates, Oakhurst, NJ, an insurance brokerage agency, was merged with and into Commerce National Insurance; and

     o in January 2000, Traber and Vreeland, Inc., Randolph, NJ and in October 2000, Guarantee Service Agency, Inc. t/a Maywood Agency, Maywood, NJ, insurance brokerage agencies, were merged with and into Commerce National Insurance.

     o in 2001, Fitzsimmons Insurance and Financial Services, Inc., Business Training Systems, Inc. and Brettler Financial Group, Inc., insurance brokerage agencies, which were merged with and into Commerce National Insurance.

      As a legal entity separate and distinct from its bank and non-bank subsidiaries, the Company's principal sources of revenues are dividends and fees from its bank and non-bank subsidiaries. The subsidiaries that operate in the banking, insurance and securities business can pay dividends only if they are in compliance with the applicable regulatory requirements imposed on them by federal and state regulatory authorities.

Commerce NJ

      Commerce NJ provides retail and commercial banking services through 83 retail branch offices in Central and Southern New Jersey, and Metropolitan New York City.

      As of December 31, 2001, Commerce NJ had total assets of $6.8 billion, total deposits of $5.3 billion, and total shareholders' equity of $382.0 million.

Service Area

      Commerce NJ's primary service area includes Central and Southern New Jersey and Metropolitan New York City. Commerce NJ has attempted to locate its branches in the fastest growing communities within its service area. Retail deposits gathered through these focused branching activities are used to support lending throughout the Company.

Retail Banking Activities

      Commerce NJ provides a broad range of retail banking services and products, including free checking accounts, subject to minimum balances, and savings programs, money market accounts, negotiable orders of withdrawal accounts, certificates of deposit, safe deposit facilities, consumer loan programs, including installment loans for home improvement and the purchase of consumer goods and automobiles, home equity and Visa Gold card revolving lines of credit, overdraft checking and automated teller facilities. Commerce NJ also offers construction loans and permanent mortgages for houses.

Trust Activities

      Commerce NJ offers trust services primarily focusing on corporate trust activities, particularly as bond trustee, paying agent, and registrar for municipal bond offerings.

Commercial Banking Activities

      Commerce NJ offers a broad range of commercial banking services, including free checking accounts, subject to minimum balance, night depository facilities, money market accounts, certificates of deposit, short-term loans for seasonal or working capital purposes, term loans for fixed assets and expansion purposes, revolving credit plans and other commercial loans to fit the needs of its customers. Commerce NJ also finances the construction of business properties and makes real estate mortgage loans on completed buildings. Where the needs of a customer exceed Commerce NJ's legal lending limit for any one customer, approximately $63.1 million as of December 31, 2001, Commerce NJ may participate with other banks, including Commerce PA, Commerce Shore, Commerce North and Commerce Delaware in making a loan.

Commerce PA

      As of December 31, 2001, Commerce PA had total assets of $2.3 billion, total deposits of $2.0 billion and total shareholders' equity of $126.1 million.

      Commerce PA provides retail and commercial banking services through 47 retail branch offices in Philadelphia, Bucks, Chester, Delaware and Montgomery Counties in Southeastern Pennsylvania.

      Commerce PA generally provides the same retail and commercial banking services and products as Commerce NJ, Commerce Shore, Commerce North, and Commerce Delaware. Commerce PA offers trust services similar to those offered by Commerce NJ.

Commerce Shore

      As of December 31, 2001, Commerce Shore had total assets of $1.6 billion, total deposits of $1.5 billion and total shareholders' equity of $97.8 million.

      Commerce Shore provides retail and commercial banking services through 27 retail branch offices in Ocean and Monmouth Counties, New Jersey.

      Commerce Shore generally provides the same retail and commercial banking services and products as Commerce NJ, Commerce PA, Commerce North, and Commerce Delaware. Commerce Shore does not offer trust services.

Commerce North

      As of December 31, 2001, Commerce North had total assets of $1.4 billion, total deposits of $1.3 billion, and total shareholders' equity of $84.0 million.

      Commerce North provides retail and commercial banking services through 22 retail branch offices in Bergen and Passaic Counties, New Jersey.

      Commerce North generally provides the same retail and commercial banking services and products as Commerce NJ, Commerce PA, Commerce Shore, and Commerce Delaware. Commerce North does not offer trust services.

Commerce Delaware

      As of December 31, 2001, Commerce Delaware had total assets of $158.0 million, total deposits of $147.5 million, and total shareholders' equity of $10.7 million.

      Commerce Delaware generally provides the same retail and commercial banking services and products as Commerce NJ, Commerce PA, Commerce Shore, and Commerce North. Commerce Delaware offers trust services similar to those offered by Commerce NJ.

      Commerce Delaware provides retail and commercial banking services through 5 retail branch offices in New Castle County, Delaware.

Commerce National Insurance

      Commerce National Insurance operates as a regional insurance brokerage firm concentrating on commercial property, casualty and surety as well as personal lines. In addition, Commerce National Insurance offers a line of employee benefit programs including both group as well as individual medical, life, disability, pension, and risk management services. Commerce National Insurance currently operates out of 16 locations in New Jersey and 2 locations in Delaware. Commerce National Insurance places insurance for clients in multiple states, primarily New Jersey, Pennsylvania, New York, and Delaware.

Commerce Capital Markets

      Commerce Capital Markets is a wholly-owned subsidiary of the Company engaging in various securities, investment management and brokerage activities, including trading, underwriting, and advisory services. Commerce Capital Markets' principal place of business is Philadelphia, Pennsylvania, with branch locations in Cherry Hill, South Plainfield, Ramsey and Toms River, New Jersey, New York, New York, Burlingame, California, Fort Lauderdale, Florida and Cambridge, Massachussetts.

Other Activities

      NA Asset Management, a Delaware corporation, is a wholly-owned subsidiary of Commerce NJ that purchases, holds and sells investments of Commerce NJ. Commerce Mortgage Acceptance Corp., a Delaware corporation, is a wholly-owned subsidiary of Commerce NJ that is utilized in the securitization of residential mortgage loans. Shore Asset Management Corporation, a Delaware corporation, is a wholly-owned subsidiary of Commerce Shore that purchases, holds and sells investments of Commerce Shore. North Asset Management, a Delaware corporation, is a wholly-owned subsidiary of Commerce North that purchases, holds, and sells investments of Commerce North. Delaware Asset Management, a New Jersey corporation, is a wholly-owned subsidiary of Commerce Delaware that purchases, holds, and sells investments of Commerce Delaware.

      As part of the Commerce Network, the Company has an equity investment in Commerce Bank/Harrisburg, Camp Hill, Pennsylvania (14.68% beneficial ownership). The Commerce Network provides marketing support and technical support services to its members.

Risk Factors

      The Company is subject to a number of risk factors including, among others, business and economic conditions, monetary and other policies, competition, and risk relating to asset management performance, fund servicing and acquisitions. These factors, and others, could impact the Company's business, financial condition and results of operations. In the normal course of business, the Company assumes various types of risk, which include, among others, credit risk, interest rate risk, liquidity risk and risk associated with trading activities. The Company has risk management processes designed to provide for risk identification, measurement and monitoring.

Competition

      The Company's service area is characterized by intense competition in all aspects and areas of its business from commercial banks, savings and loan associations, mutual savings banks and other financial institutions. The Company's competitors, including credit unions, consumer finance companies, factors, insurance companies and money market mutual funds, compete with lending and deposit gathering services offered by us. Many competitors have substantially greater financial resources with larger lending limits and larger branch systems than the Company's.

      In commercial transactions, Commerce NJ's, Commerce PA's, Commerce Shore's, Commerce North's, and Commerce Delaware's legal lending limit to a single borrower (approximately $63.1 million, $20.4 million, $15.3 million, $12.9 million, and $1.6 million, respectively, as of December 31, 2001) enables us to compete effectively for the business of smaller and mid-sized businesses. However, these legal lending limits are considerably lower than that of various competing institutions and may act as a constraint on the bank's effectiveness in competing for financing in excess of these limits.

      The Company believes that it is able to compete on a substantially equal basis with larger financial institutions because its banks offer longer hours of operation than those offered by most of the Company's competitors, free checking accounts for customers maintaining minimum balances and competitive interest rates on savings and time accounts with low minimum deposit requirements.

      The Company seeks to provide personalized services through management's knowledge and awareness of its market area, customers and borrowers. The Company believes this knowledge and awareness provides a business advantage in serving the retail depositors and the small and mid-sized commercial borrowers that comprise the Company's customer base.

Supervision and Regulation

      THE FOLLOWING DISCUSSION SETS FORTH CERTAIN OF THE MATERIAL ELEMENTS OF THE REGULATORY FRAMEWORK APPLICABLE TO BANK HOLDING COMPANIES AND THEIR SUBSIDIARIES AND PROVIDES CERTAIN SPECIFIC INFORMATION RELEVANT TO THE COMPANY AND ITS SUBSIDIARIES. THE REGULATORY FRAMEWORK IS INTENDED PRIMARILY FOR THE PROTECTION OF DEPOSITORS, OTHER CUSTOMERS AND THE FEDERAL DEPOSIT INSURANCE FUNDS AND NOT FOR THE PROTECTION OF SECURITY HOLDERS. TO THE EXTENT THAT THE FOLLOWING INFORMATION DESCRIBES STATUTORY AND REGULATORY PROVISIONS, IT IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE PARTICULAR STATUTORY AND REGULATORY PROVISIONS. A CHANGE IN APPLICABLE STATUTES, REGULATIONS OR REGULATORY POLICY MAY HAVE A MATERIAL EFFECT ON THE BUSINESS OF THE COMPANY.

The Company

      The Company is registered as a bank holding company under the Holding Company Act, and is therefore subject to supervision and regulation by the FRB. The Company is also regulated by the New Jersey Department of Banking.

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

      The Company is under the jurisdiction of the SEC and various state securities commissions for matters relating to the offering and sale of its securities and is subject to the SEC's rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitation and insider trading.

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

      The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") contains a "cross-guarantee" provision that could result in any insured depository institution owned by the Company being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by the Company. Also, under FRB policy, the Company is expected to act as a source of financial strength to each of its banking subsidiaries and to commit resources to support each such bank in circumstances where such bank might not be in a financial position to support itself. Consistent with the "source of strength" policy for subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation's capital needs, asset quality and overall financial condition.

      A discussion of capital guidelines and capital is included in the section entitled "Stockholders' Equity and Dividends" contained within Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

Commerce NJ, Commerce PA, Commerce Shore, Commerce North, and Commerce Delaware

      Commerce NJ, Commerce PA, Commerce Shore, and Commerce Delaware, as national banks, are subject to the National Bank Act. Each is also subject to the supervision of, and is regularly examined by, the Office of the Comptroller of the Currency ("OCC") and is required to furnish quarterly reports to the OCC. The approval of the OCC is required for the establishment of additional branch offices by any national bank, subject to applicable state law restrictions.

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

      Under present New Jersey law, Commerce NJ, Commerce Shore, and Commerce North would be permitted to operate offices at any location in New Jersey, subject to prior regulatory approval. Under present New York law, Commerce NJ would be permitted to operate offices at any location in New York, subject to certain home office protection rules and subject to regulatory approval. Under present Pennsylvania law, Commerce PA would be permitted to operate offices within any county in Pennsylvania, subject to prior regulatory approval. Under present Delaware law, Commerce Delaware would be permitted to operate offices at any location in Delaware at which deposits are received, checks are paid, or money is lent, subject to prior regulatory approval.

      Under the Community Reinvestment Act, as amended ("CRA"), a bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires that the applicable regulatory agency to assess an institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution's CRA rating and requires that the applicable regulatory agency provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. An institution's CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. In addition, under applicable regulations a bank having a less than satisfactory rating is not entitled to participate on the bid list for FDIC offerings. For their most recent examinations, Commerce NJ, Commerce PA, Commerce Shore, Commerce Delaware and Commerce North each received a "satisfactory" rating.

      Commerce NJ, Commerce PA, Commerce Shore, Commerce North, and Commerce Delaware are also members of the FDIC and, except for Commerce North, members of the FRB and, therefore, are subject to additional regulation by these agencies. Some of the aspects of the lending and deposit business of Commerce NJ, Commerce PA, Commerce Shore, Commerce North, and Commerce Delaware which are regulated by these agencies include personal lending, mortgage lending and reserve requirements. The operation of Commerce NJ, Commerce PA, Commerce Shore, Commerce North, and Commerce Delaware are also subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

Commerce NJ, Commerce PA, Commerce Shore, Commerce North, and Commerce Delaware are subject to certain limitations on the amount of cash dividends that they can pay. See Note 18 of the Company's Notes to Consolidated Financial Statements which appears elsewhere herein.

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

Commerce National Insurance/ Commerce Capital Markets

      Commerce National Insurance, a nonbank subsidiary of Commerce North, is currently subject to supervision, regulation and examination by the New Jersey Department of Banking and Insurance, as well as other state insurance departments where they operate. Commerce Capital Markets, a nonbank subsidiary of Commerce NJ, engages in certain permitted securities activities and is regulated by the SEC. Commerce Capital Markets is also subject to rules and regulations promulgated by the National Association of Securities Dealers, Inc., the Securities Investors Protection Corporation and various state securities commissions and with respect to public finance activities the Municipal Securities Rulemaking Board.

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

Recent Legislation

      On November 12, 1999 the Gramm-Leach-Bliley Act (the "Act") became law, repealing the 1933 Glass-Steagall Act's separation of the commercial and investment banking industries. The Act expands the range of nonbanking activities a bank holding company may engage in, while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. The new legislation creates a new category of holding company called a "Financial Holding Company," a subset of bank holding companies that satisfy the following criteria: (1) all of the depository institution subsidiaries must be well capitalized and well managed; and (2) the holding company must have made an effective election with the Federal Reserve Board that it elects to be a financial holding company to engage in activities that would not have been permissible before the Act. In order for the election to be effective, all of the depository institution subsidiaries must have a CRA rating of "satisfactory" or better as of its most recent examination. The Company has not elected to be a financial holding company. Financial holding companies may engage in any activity that (i) is financial in nature or incidental to such financial activity or (ii) is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Act specifies certain activities that are financial in nature. These activities include acting as principal, agent or broker for insurance; underwriting, dealing in or making a market in securities; and providing financial and investment advice. The Federal Reserve Board and the Secretary of the Treasury have authority to decide whether other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services and so on.

      These new financial activities authorized by the Act may also be engaged in by a "financial subsidiary" of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, which must be conducted in a financial holding company. Commerce Capital Investments, Inc. is a financial subsidiary of Commerce NJ. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, the Act requires each of the parent bank (and its sister-bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank's financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements.

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

      THE RULES GOVERNING THE REGULATION OF FINANCIAL SERVICES INSTITUTIONS AND THEIR HOLDING COMPANIES ARE VERY DETAILED AND TECHNICAL. ACCORDINGLY, THE ABOVE DISCUSSION IS GENERAL IN NATURE AND DOES NOT PURPORT TO BE COMPLETE OR TO DESCRIBE ALL OF THE LAWS AND REGULATIONS THAT APPLY TO THE COMPANY AND ITS SUBSIDIARIES.

National Monetary Policy

      In addition to being affected by general economic conditions, the Company's earnings and growth are affected by the policies of regulatory authorities, including the OCC, the FRB and the FDIC. An important function of the FRB, is to regulate the money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, setting the discount rate, and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

      The monetary policies and regulations of the FRB have had significant effects on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of these policies upon the Company's future business, earnings and growth cannot be predicted.

Employees

      As of December 31, 2001, the Company had in excess of 5,300 full-time equivalent employees.

Item 2 - PROPERTIES

      The executive and administrative offices of the Company and Commerce NJ are located at 1701 Route 70 East, Cherry Hill, New Jersey. This six-story structure is owned by the Company. The Company and Commerce NJ occupy the majority of this building.

      The Company and its subsidiaries own or lease numerous other premises for use in conducting business activities. The facilities owned or occupied under lease by the Company's subsidiaries are considered by management to be adequate.

      Additional information pertaining to the Company's properties is set forth in "Note 7 - Bank Premises, Equipment and Leases" of the Company's Notes to Consolidated Financial Statements which appear elsewhere herein.

Item 3 - LEGAL PROCEEDINGS

      Other than routine litigation incidental to its business, neither the Company or any of its subsidiaries, nor any of the Company's or any of its subsidiaries' properties, are subject to any material legal proceedings, nor are any such proceedings known to be contemplated.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders in the fourth quarter of 2001.

                                    PART II

Item 5.     Market for the Registrant's Common Stock and Related
            Stockholders Matters


      See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; Stockholders' Equity and Dividends included elsewhere herein.

Item 6.     Selected Financial Data

Commerce Bancorp, Inc. and Subsidiaries Selected Financial Data

------------------------------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands,
except per share data)                           2001               2000               1999               1998               1997
------------------------------------------------------------------------------------------------------------------------------------
Income Statement Data:
 Net interest income                      $      401,326      $     296,930      $     244,367      $     194,661      $    165,322
 Provision for loan losses                        26,384             13,931              9,175              8,762             5,805
 Noninterest income                              196,805            150,760            114,596             96,277            62,410
 Noninterest expense                             420,036            315,357            252,523            213,950           153,804
 Income before income taxes                      151,711            118,402             97,265             68,226            68,123
 Net income                                      103,022             80,047             65,960             42,155            44,432
Balance Sheet Data:
 Total assets                             $   11,363,703      $   8,296,516      $   6,635,793      $   5,424,190      $  4,387,851
 Loans (net)                                   4,516,431          3,638,580          2,922,706          2,249,061         1,638,836
 Securities available for sale                 4,152,704          2,021,326          1,664,257          1,305,004         1,330,684
 Securities held to maturity                   1,132,172          1,513,456          1,201,892          1,220,874           985,676
 Trading securities                              282,811            109,306            117,837             85,359             7,911
 Federal funds sold                                                  52,000              5,300             10,395            15,813
 Deposits                                     10,185,594          7,387,594          5,608,920          4,928,808         3,784,576
 Long-term debt                                   23,000             23,000             23,000             24,282            25,308
 Trust preferred securities                       57,500             57,500             57,500             57,500            57,500
 Stockholders' equity                            636,570            492,224            356,756            323,552           279,900
Per Share Data:
 Net income-basic                         $         1.59      $        1.30      $        1.13      $        0.75      $       0.82
 Net income-diluted                                 1.51               1.25               1.08               0.71              0.79
 Cash dividends                                     0.55               0.48               0.41               0.44              0.27
 Book value                                         9.70               7.77               6.00               5.64              5.14
 Average shares outstanding:
  Basic                                           64,666             61,755             58,310             56,509            53,429
  Diluted                                         68,102             64,223             60,930             59,324            56,125
Selected Ratios:
 Performance
 Return on average assets                           1.08%              1.09%              1.12%              0.87%             1.12%
 Return on average equity                          17.64              19.81              19.63              13.57             17.87
 Net interest margin                                4.76               4.62               4.65               4.42              4.59
Liquidity and Capital
  Average loans to average deposits                48.04%             52.17%             50.31%             44.71%            45.07%
  Dividend payout                                  34.59              37.45              36.64              58.55             33.31
  Stockholders' equity to total assets              5.60               5.93               5.38               5.96              6.38
  Risk-based capital:
   Tier 1                                          10.81              10.79              11.40              12.09             14.91
   Total                                           11.96              11.92              12.72              13.71             17.06
  Leverage capital                                  6.24               6.92               7.02               7.05              7.69
Asset Quality
  Non-performing assets to total
   year-end assets                                  0.16%              0.20%              0.18%              0.27%             0.43%
  Net charge-offs to average loans
   outstanding                                      0.19               0.11               0.08               0.08              0.13
  Non-performing loans to total
   year-end loans                                   0.37               0.37               0.29               0.38              0.78
  Allowance for loan losses to total
   end of year loans                                1.46               1.32               1.30               1.37              1.45
  Allowance for loan losses to non-
   performing loans                               397.73             356.84             442.09             364.86            187.35

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

2001 Overview

In 2001, the Company posted increases in net income, deposits, loans, and assets. The increase in net income was due to increases in net interest income and noninterest income, which offset increases in both the provision for loan losses and noninterest expenses. Loan growth totaled 24% for 2001, and deposit growth totaled 38%. At December 31, 2001, the Company had total assets of $11.4 billion, total loans of $4.5 billion, total investment securities of $5.6 billion, and total deposits of $10.2 billion.

Segment Reporting

The Company operates one reportable segment of business, Community Banks, as more fully described in Note 19 to the Consolidated Financial Statements on page
80. The following table summarizes net income by segment for each of the last three years:

--------------------------------------------------------------------------------
                                                  Net Income
--------------------------------------------------------------------------------
                                     2001            2000            1999
--------------------------------------------------------------------------------
Community Banks                       $95,574          $77,262         $66,313
Parent/Other                            7,448            2,785            (353)
--------------------------------------------------------------------------------
Consolidated total                   $103,022          $80,047         $65,960
--------------------------------------------------------------------------------

Average Balances and Net Interest Income

The table on page 46 sets forth balance sheet items on a daily average basis for the years ended December 31, 2001, 2000 and 1999 and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. During 2001, average interest earning assets totaled $8.7 billion, an increase of $2.1 billion, or 31% over 2000. This increase resulted primarily from the increase in the average balance of investments, which rose $1.2 billion, and the average balance of loans, which rose $747.8 million during 2001. The growth in the average balance of interest earning assets was funded primarily by an increase in the average balance of deposits (including noninterest-bearing demand deposits) of $2.3 billion. The growth in interest bearing liabilities was offset by a decrease in other borrowed money, which fell $173.8 million to an average balance of $94.3 million during 2001.

Net Interest Income and Net Interest Margin

Net interest margin on a tax-equivalent basis was 4.76% for 2001, an increase of 14 basis points from 2000.

Net interest income on a tax-equivalent basis (which adjusts for the tax-exempt status of income earned on certain loans and investments to express such income as if it were taxable) for 2001 was $412.7 million, an increase of $106.6 million, or 35%, over 2000. Interest income on a tax-equivalent basis increased to $615.7 million from $514.5 million, or 20%. This increase was primarily related to volume increases in the loan and investment portfolios. Interest expense for 2001 fell $5.4 million to $203.0 million from $208.4 million in 2000. This decrease was primarily related to decreases in the rates paid on the Company's deposits and other borrowed money.

The tax-equivalent yield on interest earning assets during 2001 was 7.10%, a decrease of 66 basis points from 7.76% in 2000.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

The cost of interest-bearing liabilities decreased 93 basis points in 2001 to 2.96% from 3.89% in 2000. The decrease resulted primarily from decreased general market interest rates during 2001 as compared to 2000. The cost of total funding sources decreased 80 basis points in 2001 to 2.34% from 3.14%.

The following table presents the major factors that contributed to the changes in net interest income for the years ended December 31, 2001 and 2000 as compared to the respective previous periods.

-----------------------------------------------------------------------------------
                            2001 vs. 2000                   2000 vs. 1999
                         Increase (Decrease)             Increase (Decrease)
                        Due to Changes in (1)           Due to Changes in (1)
-----------------------------------------------------------------------------------
                     Volume     Rate      Total      Volume      Rate      Total
-----------------------------------------------------------------------------------
(dollars in thousands)
Interest on
  investments:
   Taxable            $71,674   $(9,886)   $61,788   $25,664     $9,371   $35,035
   Tax-exempt             297      (110)       187     1,029         54     1,083
   Trading              3,669    (2,256)     1,413     3,708        492     4,200
   Federal
     funds sold         3,448    (1,976)     1,472     3,224        263     3,487
Interest on loans:
   Commercial
real estate            27,325   (11,170)    16,155    23,976      2,956    26,932
   Commercial          18,542   (12,473)     6,069    18,348      4,111    22,459
   Consumer             8,428       850      9,278    19,198      4,261    23,459
   Tax-exempt           5,492      (638)     4,854     5,676        551     6,227
-----------------------------------------------------------------------------------
Total interest
  income              138,875   (37,659)   101,216   100,823     22,059   122,882
-----------------------------------------------------------------------------------
Interest expense:
  Regular
   savings              5,777   (10,065)    (4,288)    9,306      6,795    16,101
  N.O.W.
   accounts             1,821    (2,104)      (283)   (2,445)     2,293      (152)
  Money
   market plus         12,622   (21,759)    (9,137)   17,307     10,546    27,853
  Time
   deposits            17,471    (3,237)    14,234       565      3,621     4,186
  Public funds         16,247    (7,443)     8,804     7,550      4,289    11,839

  Other
   borrowed
   money               (6,478)   (6,957)   (13,435)    5,352      1,711     7,063
  Long-term
   debt                          (1,223)    (1,223)                (600)     (600)
-----------------------------------------------------------------------------------
Total interest
  expense              47,461   (52,789)    (5,328)   37,635     28,655    66,290
-----------------------------------------------------------------------------------
Net increase          $91,413   $15,131   $106,544   $63,188    $(6,596)  $56,592
-----------------------------------------------------------------------------------

(1) Changes due to both volume and rate have been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.

Noninterest Income

For 2001, noninterest income totaled $196.8 million, an increase of $46.0 million or 31% from 2000. The growth in noninterest income was primarily reflected in increased deposit and service fees and other operating income, including the Company's insurance and capital markets divisions. Commerce National Insurance Services, Inc. (Commerce National Insurance), the Company's insurance brokerage subsidiary recorded an increase of $4.2 million in revenues to $49.8 million from $45.6 million in 2000. Commerce Capital Markets generated noninterest revenues of $22.8 million in 2001, an increase of $7.5 million from revenues of $15.3 million in 2000. Fees related to bank cards increased $6.9 million in 2001. In addition, deposit charges and service fees increased $27.8 million over 2000 due primarily to higher transaction volumes. These increases were partially offset by a decrease in investment security gains of $2.2 million versus 2000.

Noninterest Expenses

Noninterest expenses totaled $420.0 million for 2001, an increase of $104.7 million, or 33% over 2000. Contributing to this increase was the addition of 34 new branches. With the addition of these new offices, staff, facilities, marketing, and related expenses rose accordingly. Other noninterest expenses rose $26.7 million to $82.9 million in 2001. This increase included increased bank-card related service charges of $3.3 million, increased business development expenses of $4.3 million, and increased provisions for non-credit-related losses of $4.0 million.

A key industry productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (excluding other real estate expenses) to net interest income plus noninterest income (excluding non-recurring gains). This ratio equaled 70.06%, 70.72%, and 70.36% in 2001, 2000, and 1999, respectively. The Company's efficiency ratio remains above its peer group primarily due to its aggressive expansion activities.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Commerce Bancorp, Inc. and Subsidiaries Average Balances and Net Interest Income

--------------------------------------------------------------------------------------------------------------------------------
                                                                    Year Ended December 31,
--------------------------------------------------------------------------------------------------------------------------------
                                            2001                            2000                               1999
--------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)         Average              Average    Average                Average    Average               Average
Earning Assets                 Balance    Interest   Rate      Balance     Interest    Rate      Balance     Interest   Rate
--------------------------------------------------------------------------------------------------------------------------------
Investment securities
      Taxable                 $4,083,493   $261,535   6.40%   $2,964,401   $199,747     6.74%   $2,583,530   $164,712   6.38%
      Tax-exempt                  78,572      5,098   6.49        74,001      4,911     6.64        58,503      3,828   6.54
      Trading                    186,678     10,382   5.56       120,702      8,969     7.43        70,800      4,769   6.74
--------------------------------------------------------------------------------------------------------------------------------
Total investment securities    4,348,743    277,015   6.37     3,159,104    213,627     6.76     2,712,833    173,309   6.39
Federal funds sold               166,619      5,937   3.56        69,841      4,465     6.39        19,419        978   5.04
Loans
      Commercial real estate   1,581,118    125,072   7.91     1,235,690    108,917     8.81       963,679     81,985   8.51
      Commercial                 949,205     74,143   7.81       711,826     68,074     9.56       519,963     45,615   8.77
      Consumer                 1,427,586    116,262   8.14     1,323,795    106,984     8.08     1,086,487     83,525   7.69
      Tax-exempt                 193,678     17,303   8.93       132,507     12,449     9.40        71,926      6,222   8.65
--------------------------------------------------------------------------------------------------------------------------------
Total loans                    4,151,587    332,780   8.02     3,403,818    296,424     8.71     2,642,055    217,347   8.23
--------------------------------------------------------------------------------------------------------------------------------
Total earning assets          $8,666,949   $615,732   7.10    $6,632,763   $514,516     7.76%   $5,374,307   $391,634   7.29%
--------------------------------------------------------------------------------------------------------------------------------
Sources of Funds
--------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities
      Regular savings         $1,643,145   $ 32,647   1.99%   $1,352,364   $ 36,935     2.73%   $1,011,642   $ 20,834   2.06%
      N.O.W. accounts            251,352      5,634   2.24       170,118      5,918     3.48       240,409      6,070   2.52
      Money market plus        2,748,236     57,920   2.11     2,149,329     67,057     3.12     1,594,602     39,204   2.46
      Time deposits            1,247,741     61,415   4.92       892,780     47,181     5.28       882,081     42,995   4.87
      Public funds               790,001     36,669   4.64       439,972     27,865     6.33       320,768     16,026   5.00
--------------------------------------------------------------------------------------------------------------------------------
Total deposits                 6,680,475    194,285   2.91     5,004,563    184,956     3.70     4,049,502    125,129   3.09

Other borrowed money              94,257      3,508   3.72       268,304     16,943     6.31       183,554      9,880   5.38
Long-term debt                    80,500      5,248   6.52        80,500      6,471     8.04        80,500      7,071   8.78
--------------------------------------------------------------------------------------------------------------------------------
Total deposits and interest-
bearing liabilities            6,855,232    203,041   2.96     5,353,367    208,370     3.89     4,313,556    142,080   3.29
Noninterest-bearing funds
      (net)                    1,811,717                       1,279,396                         1,060,751
--------------------------------------------------------------------------------------------------------------------------------
Total sources to fund
      earning assets          $8,666,949   $203,041   2.34    $6,632,763   $208,370     3.14    $5,374,307   $142,080   2.64
--------------------------------------------------------------------------------------------------------------------------------
Net interest income and
      margin tax-equivalent
      basis                                 412,691   4.76                  306,146     4.62                  249,554   4.65
Tax-exempt adjustment                        11,365                           9,216                             5,187
--------------------------------------------------------------------------------------------------------------------------------
Net interest income and
      margin                               $401,326   4.63%                $296,930     4.48%                $244,367   4.55%
--------------------------------------------------------------------------------------------------------------------------------
Other Balances
--------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks       $  417,110                      $  328,390                        $  251,438
Other assets                     519,799                         431,884                           312,652
Total assets                   9,546,794                       7,348,963                         5,903,869
Demand deposits
      (noninterest-bearing)    1,962,354                       1,519,313                         1,202,412
Other liabilities                145,084                          72,162                            51,921
Stockholders' equity             584,124                         404,121                           335,982
--------------------------------------------------------------------------------------------------------------------------------

Notes--Weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis assuming a federal tax rate of 35%.
     --Non-accrual  loans have been  included  in the average  loan  balance.
     --Investment   securities  include   investments   available  for  sale.
     --Consumer loans include loans held for sale.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Income Taxes

The provision for federal and state income taxes for 2001 was $48.7 million compared to $38.4 million in 2000 and $31.3 million in 1999. The effective tax rate was 32.1%, 32.4% and 32.2% in 2001, 2000, and 1999, respectively. The decrease in the effective income tax rate is primarily due to increases in tax-exempt interest income versus both 2000 and 1999, respectively.

Net Income

Net income for 2001 was $103.0 million, an increase of $23.0 million, or 29% over the $80.0 million recorded for 2000. The increase in net income was due to increases in net interest income and noninterest income, which offset increases in both the provision for loan losses and noninterest expenses.

Diluted net income per share of common stock for 2001 was $1.51 compared to $1.25 per common share for 2000.

Return on Average Equity and Average Assets

Two industry measures of the performance by a banking institution are its return on average assets and return on average equity. Return on average assets ("ROA") measures net income in relation to total average assets and indicates a company's ability to employ its resources profitably. The Company's ROA was 1.08%, 1.09% and 1.12% for 2001, 2000 and 1999, respectively. Return on average equity ("ROE") is determined by dividing annual net income by average stockholders' equity and indicates how effectively a company can generate net income on the capital invested by its stockholders. The Company's ROE was 17.64%, 19.81% and 19.63% for 2001, 2000 and 1999, respectively.

Loan Portfolio

The following table summarizes the loan portfolio of the Company by type of loan as of December 31, for each of the years 1997 through 2001.

---------------------------------------------------------------------------------
                                            December 31,
---------------------------------------------------------------------------------
                        2001        2000        1999        1998         1997
---------------------------------------------------------------------------------
(dollars in thousands)
Commercial real estate:
  Owner-occupied      $  750,562  $  685,916  $  512,087  $  425,764  $  332,745
  Investor/developer     664,605     471,604     395,086     330,769     270,822
  Construction           460,957     380,804     185,712     122,797      64,948
---------------------------------------------------------------------------------
                       1,876,124   1,538,324   1,092,885     879,330     668,515

Commercial:
  Term                   600,374     469,564     393,953     282,556     211,827
  Line of credit         556,977     430,811     277,917     192,485     118,631
  Demand                     440       1,400       1,328         417         617
---------------------------------------------------------------------------------
                       1,157,791     901,775     673,198     475,458     331,075

Consumer:
  Mortgages
   (1-4 family
 residential)            471,680     351,644     428,453     322,310     184,479
  Installment            161,647     154,415     125,856      96,188      89,150
  Home equity            872,974     710,848     621,597     494,047     377,437
  Credit lines            43,196      30,254      19,099      12,993      12,330
---------------------------------------------------------------------------------
                       1,549,497   1,247,161   1,195,005     925,538     663,396
---------------------------------------------------------------------------------
Total loans           $4,583,412  $3,687,260  $2,961,088  $2,280,326  $1,662,986
---------------------------------------------------------------------------------

The Company manages risk associated with its loan portfolio through diversification, underwriting policies and procedures, and ongoing loan monitoring efforts. The commercial real estate portfolio includes owner-occupied (owner occupies greater than 50% of the property), investor/developer loans, and construction loans. Owner-occupied and other investor/developer loans generally have five year call provisions and bear the personal guarantees of the principals involved. Construction loans include loans for owner-occupied buildings, investor/developer and single family residential properties. Financing for investor/developer construction is generally for pre-leased or pre-sold property, while residential construction is provided against firm agreements of sale with speculative construction generally limited to two samples per project. The commercial loan portfolio is comprised of loans to businesses in the New Jersey/Southeastern Pennsylvania/Delaware market area. These loans are generally secured by business assets, personal guarantees, and/or personal assets of the borrower. The consumer loan portfolio is comprised primarily of loans secured by first and second mortgage liens on residential real estate.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

The maturity ranges of the loan portfolio and the amount of loans with predetermined interest rates and floating rates in each maturity range, as of December 31, 2001, are summarized in the following table.

---------------------------------------------------------------------------------
                                           December 31, 2001
---------------------------------------------------------------------------------
                          Due in One    Due in One     Due in Over
                         Year or Less  to Five Years    Five Years       Total
---------------------------------------------------------------------------------
(dollars in thousands)
Commercial real
 estate:
   Owner-occupied
   and investor/
     developer               $249,259    $1,048,784       $117,124    $1,415,167
   Construction               282,350       174,891          3,716       460,957
---------------------------------------------------------------------------------
                              531,609     1,223,675        120,840     1,876,124
Commercial:
   Term                       244,102       302,740         53,532       600,374
   Line of credit             536,235        20,742                      556,977
   Demand                         120           320                          440
---------------------------------------------------------------------------------
                              780,457       323,802         53,532     1,157,791
Consumer:
   Mortgages
     (1-4 family
      Residential)             13,094        40,889        417,697       471,680
   Installment                 71,799        76,435         13,413       161,647
   Home equity                 95,964       322,727        454,283       872,974
   Credit lines                17,242        25,954                       43,196
---------------------------------------------------------------------------------
                              198,099       466,005        885,393     1,549,497
---------------------------------------------------------------------------------
Total loans                $1,510,165    $2,013,482     $1,059,765    $4,583,412
---------------------------------------------------------------------------------
Interest rates:
   Predetermined             $516,738    $1,537,090       $755,763    $2,809,591
   Floating                   993,427       476,392        304,002     1,773,821
---------------------------------------------------------------------------------
Total loans                $1,510,165    $2,013,482     $1,059,765    $4,583,412
---------------------------------------------------------------------------------

During 2001, loans increased $896.2 million, or 24% from $3.7 billion to $4.6 billion. At December 31, 2001, loans represented 45% of total deposits and 40% of total assets. All segments of the loan portfolio experienced growth in 2001, including loans secured by commercial real estate, commercial loans, and consumer loans.

The Company has traditionally been an active provider of commercial real estate loans to creditworthy local borrowers, with such loans secured by properties within the Company's primary trade area. At December 31, 2001, $750.6 million, or 53%, of commercial real estate loans (other than construction) were secured by owner-occupied properties. Commercial loan growth was led by activity in the middle market and healthcare sectors. Growth in consumer loans was due primarily to home equity loans and home equity lines of credit.

Commercial real estate construction loans increased $80.2 million to $461.0 million in 2001. At December 31, 2001, construction loans for 1-4 family residential dwellings totaled $47.9 million and construction loans secured by commercial properties amounted to $181.1 million. The balance of $232.0 million was for land development, of which $101.8 million was primarily for the development portion of residential tract financing. As of December 31, 2001, there were no concentrations of loans to any one type of industry exceeding 10% of total loans.

Non-Performing Loans and Assets

Non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at December 31, 2001 were $18.4 million or .16% of total assets, as compared to $16.6 million or .20% of total assets at December 31, 2000.

Total non-performing loans (non-accrual loans, and restructured loans, excluding loans past due 90 days or more and still accruing interest) at December 31, 2001 were $16.8 million as compared to $13.6 million a year ago. The Company generally places a loan on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. Generally loans past due 90 days are placed on non-accrual status, unless the loan is both well secured and in the process of collection. At December 31, 2001, loans past due 90 days or more and still accruing interest amounted to $519 thousand, compared to $489 thousand at December 31, 2000. Additional loans considered by the Company's internal loan review department as potential problem loans of $17.8 million at December 31, 2001 have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

Other real estate (ORE) totaled $1.5 million at December 31, 2001 as compared to $3.0 million at December 31, 2000. These properties have been written down to the lower of cost or fair value less disposition costs.

The Company has on an ongoing basis updated appraisals on non-performing loans secured by real estate. In those instances where updated appraisals reflect reduced collateral values, an evaluation of the borrowers' overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for loan losses.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following summary presents information regarding non-performing loans and assets as of December 31, 1997 through 2001.

---------------------------------------------------------------------------------
                                          Year Ended December 31,
---------------------------------------------------------------------------------
                              2001       2000       1999       1998      1997
---------------------------------------------------------------------------------
(dollars in thousands)
Non-accrual loans (1):
  Commercial                  $6,835    $ 4,955    $ 2,254    $ 2,655   $ 2,937
  Consumer                     1,484      1,295        674        831       703
  Real estate
   Construction                1,590      1,459         55                1,345
   Mortgage                    6,924      5,840      5,230      4,849     7,886
---------------------------------------------------------------------------------
  Total non-accrual
   Loans                      16,833     13,549      8,213      8,335    12,871
---------------------------------------------------------------------------------
Restructured loans (1):
  Commercial                       8         11        277         17        19
  Real estate
   Mortgage                                  82        192        217
---------------------------------------------------------------------------------
  Total restructured
   Loans                           8         93        469        234        19
---------------------------------------------------------------------------------
Total non-performing
  Loans                       16,841     13,642      8,682      8,569    12,890
---------------------------------------------------------------------------------
Other real estate              1,549      2,959      3,523      6,081     5,845
---------------------------------------------------------------------------------
Total non-performing
  Assets(1):                 $18,390    $16,601    $12,205    $14,650   $18,735
---------------------------------------------------------------------------------
Non-performing
  assets as a percent
  of total assets                0.16%      0.20%      0.18%     0.27%     0.43%
---------------------------------------------------------------------------------
Loans past due 90
  days or more and still
  accruing interest             $519    $   489    $   499    $ 1,029   $   818
---------------------------------------------------------------------------------

(1)   Interest  income  of  approximately  $2,092,000,   $1,731,000,   $986,000,
      $1,030,000 and $1,434,000  would have been recorded in 2001,  2000,  1999,
      1998 and 1997 respectively, on non-performing loans in accordance with their original terms. Actual interest recorded on these loans amounted to $237,000 in 2001, $525,000 in 2000, $255,000 in 1999, $266,000 in 1998 and
      $323,000 in 1997.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb losses inherent in the loan portfolio. In conjunction with an internal loan review function that operates independently of the lending function, management monitors the loan portfolio to identify risks on a timely basis so that an appropriate allowance can be maintained. Based on an evaluation of the loan portfolio, management presents a quarterly review of the loan loss reserve to the Board of Directors, indicating any changes in the reserve since the last review and any recommendations as to adjustments in the reserve. In making its evaluation, in addition to the factors discussed below, management considers the results of recent regulatory examinations, which typically include a review of the allowance for loan losses as an integral part of the examination process.

In establishing the allowance, management evaluates individual large classified loans and nonaccrual loans, and determines an aggregate reserve for those loans based on that review. An allowance for the remainder of the loan portfolio is also determined based on historical loss experience within the components of the portfolio. These allocations may be modified if current conditions indicate that loan losses may differ from historical experience, based on economic factors and changes in portfolio mix and volume.

In addition, an unallocated portion of the allowance is established for losses inherent in the loan portfolio which have not been identified by the more quantitative processes described above. This determination inherently involves a higher degree of subjectivity, and considers risk factors that may not have yet manifested themselves in the Company's historical loss experience. Those factors include changes in levels and trends of charge-offs, delinquencies, and nonaccrual loans, trends in volume and terms of loans, changes in underwriting standards and practices, portfolio mix, tenure of loan officers and management, changes in credit concentrations, and national and local economic trends and conditions. While the allowance consists of an allocated and unallocated portion, both portions are available to absorb losses inherent in the total loan portfolio.

While the allowance for loan losses is maintained at a level believed to be adequate by management for estimated losses in the loan portfolio, determination of the allowance is inherently subjective, as it requires estimates, all of which may be susceptible to significant change. Changes in these estimates may impact the provisions charged to expense in future periods.

The allowance for loan losses is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Charge-offs occur when loans are deemed to be uncollectible. During 2001, net charge-offs amounted to $8.1 million, or .19% of average loans outstanding for the year, compared to $3.6 million or .11% of average loans outstanding for 2000. During 2001, the Company recorded provisions of $26.4 million to the allowance for loan losses compared to $13.9 million for 2000. At December 31, 2001, the allowance aggregated $67.0 million or 1.46% of total loans and provided coverage of 398% of non-performing loans. The increase in the provision in 2001 reflects the increases in non-performing assets, the charge-offs and the growth in the loan portfolio. Additionally, the increase in the Company's allowance for loan losses reflects the current uncertainty with the overall economy and risks associated with the mix of the loan portfolio, including newer products such as health care and asset-based lending, leasing and trade finance

Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

---------------------------------------------------------------------------------
                                           Year Ended December 31,
---------------------------------------------------------------------------------
                                2001      2000       1999      1998      1997
---------------------------------------------------------------------------------
(dollars in thousands)
Balance at beginning
   of period                   $48,680   $38,382    $31,265   $24,150   $20,397
Provisions charged to
   operating expenses           26,384    13,931      9,175     8,762     5,805
---------------------------------------------------------------------------------
                                75,064    52,313     40,440    32,912    26,202
---------------------------------------------------------------------------------
Recoveries of loans
   previously charged-off:
      Commercial                   552       313        551       418       360
      Consumer                     288       249        286       305       415
      Commercial real
        estate                     134        14        132       764       144
---------------------------------------------------------------------------------
Total recoveries                   974       576        969     1,487       919
---------------------------------------------------------------------------------
Loans charged-off:
      Commercial                (5,862)   (2,936)    (1,599)   (1,281)   (1,481)
      Consumer                  (2,784)   (1,220)    (1,078)   (1,352)   (1,344)
      Commercial real
        estate                    (411)      (53)      (350)     (501)     (146)
---------------------------------------------------------------------------------
Total charged-off               (9,057)   (4,209)    (3,027)   (3,134)   (2,971)
---------------------------------------------------------------------------------
Net charge-offs                 (8,083)   (3,633)    (2,058)   (1,647)   (2,052)
---------------------------------------------------------------------------------
Balance at end of period       $66,981   $48,680    $38,382   $31,265   $24,150
---------------------------------------------------------------------------------
Net charge-offs as a
   percentage of average
   loans outstanding              0.19%      0.11%     0.08%     0.08%     0.13%
---------------------------------------------------------------------------------
Allowance for loan losses
   as a percentage of
   year-end loans                 1.46%      1.32%     1.30%     1.37%     1.45%
---------------------------------------------------------------------------------

Allocation of the Allowance for Loan Losses

The following table details the allocation of the allowance for loan losses to the various categories. The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans.


----------------------------------------------------------------------------------------------------------------------------------
                                                      Allowance for Loan Losses at December 31,
----------------------------------------------------------------------------------------------------------------------------------
                                2001              2000                  1999                   1998                  1997
----------------------------------------------------------------------------------------------------------------------------------
                                  % Gross             % Gross               % Gross               % Gross                % Gross
                          Amount    Loans    Amount     Loans     Amount      Loans      Amount     Loans      Amount      Loans
----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
 Commercial               $24,110     25%    $20,396      24%     $14,268       23%      $ 7,738      21%      $ 5,236       20%
 Consumer                   9,915     34       4,632      34        4,120       40         7,800      41         6,406       40
 Commercial real
  estate                   32,956     41      23,652      42       19,994       37        15,727      38        12,508       40
----------------------------------------------------------------------------------------------------------------------------------
                          $66,981    100%    $48,680     100%     $38,382      100%      $31,265     100%      $24,150      100%
----------------------------------------------------------------------------------------------------------------------------------

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Investment Securities

The following table summarizes the book value of securities available for sale and securities held to maturity by the Company as of the dates shown.

--------------------------------------------------------------------------------
                                                  December 31,
--------------------------------------------------------------------------------
                                      2001            2000           1999
--------------------------------------------------------------------------------
(dollars in thousands)
U.S. Government agency
   and mortgage-backed
   obligations                        $3,994,523     $1,900,912      $1,582,933
Obligations of state and
   political subdivisions                 82,922         46,544          42,182
Equity securities                         16,325         16,825           9,107
Other                                     58,934         57,045          30,035
--------------------------------------------------------------------------------
Securities available
   for sale                           $4,152,704     $2,021,326      $1,664,257
--------------------------------------------------------------------------------
U.S. Government agency
   and mortgage-backed
   obligations                        $1,044,266     $1,437,993      $1,134,115
Obligations of state and
   political subdivisions                 50,602         42,938          35,667
Other                                     37,304         32,525          32,110
--------------------------------------------------------------------------------
Securities held to
   maturity                           $1,132,172     $1,513,456      $1,201,892
--------------------------------------------------------------------------------

The Company has segregated a portion of its investment portfolio as securities available for sale. The balance of the investment portfolio (excluding trading securities) is categorized as securities held to maturity. Investment securities are classified as available for sale if they might be sold in response to changes in interest rates, prepayment risk, the Company's income tax position, the need to increase regulatory capital, liquidity needs or other similar factors. These securities are carried at fair market value with unrealized gains and losses recognized in Stockholders' Equity. Investment securities are classified as held to maturity when the Company has the intent and ability to hold those securities to maturity. Securities held to maturity are carried at cost and adjusted for accretion of discounts and amortization of premiums. Trading securities are carried at market value, with gains and losses, both realized and unrealized, included in other operating income.

In total, investment securities increased $1.9 billion from $3.6 billion to $5.6 billion at December 31, 2001. Deposit growth and other funding sources were used to increase the Company's investment portfolio. The available for sale portfolio increased $2.1 billion to $4.2 billion, and the securities held to maturity portfolio decreased $381.3 million to $1.1 billion at year-end 2001. The portfolio of trading securities increased $173.5 million from year-end 2000 to $282.8 million at year-end 2001. At December 31, 2001, the average life and duration of the investment portfolio were approximately 5.8 years and 4.3 years, respectively, as compared to 6.9 years and 4.9 years, respectively, at December 31, 2000. At December 31, 2001 the yield on the portfolio was 6.38%, down from 6.80% at December 31, 2000.

The Company's investment portfolio consists primarily of U.S. Government agency and mortgage-backed obligations. These securities have little, if any, credit risk since they are either backed by the full faith and credit of the U.S. Government, or are guaranteed by an agency of the U.S. Government, or are AAA rated. These investment securities carry fixed coupons whose rate does not change over the life of the securities. Certain securities are purchased at premiums or discounts. Their yield will change depending on any change in the estimated rate of prepayments. The Company amortizes premiums and accretes discounts over the estimated average life of the securities. Changes in the estimated average life of the investment portfolio will lengthen or shorten the period in which the premium or discount must be amortized or accreted, thus affecting the Company's investment yields. For the year ended December 31, 2001, the yield on the investment portfolio was 6.37%, a decrease of 39 basis points from 6.76% in fiscal 2000.

At December 31, 2001, the net unrealized appreciation in securities available for sale included in stockholders' equity totaled $15.8 million, net of tax, compared to net unrealized depreciation of $5.2 million, net of tax, at December 31, 2000.

The contractual maturity distribution and weighted average yield of the Company's investment portfolio (excluding equity and trading securities) at December 31, 2001, are summarized in the following table. Weighted average yield is calculated by dividing income within each maturity range by the outstanding amortized cost amount of the related investment and has been tax effected, assuming a federal tax rate of 35%, on tax-exempt obligations.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

------------------------------------------------------------------------------------------------------------------------------------
                                                                      December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                 Due Under 1 Year    Due 1-5 Years       Due 5-10 Years     Due Over 10 Years          Total
------------------------------------------------------------------------------------------------------------------------------------
                                 Amount   Yield     Amount    Yield     Amount    Yield       Amount    Yield     Amount      Yield
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
Securities available for sale:
U.S. Government agency and
   mortgage-backed obligations   $57,615   2.01%    $7,466    7.07%                        $3,929,442   6.37%    $3,994,523   6.31%
Obligations of state and
   political subdivisions          2,521   7.04     13,755    7.20       9,831    6.32         56,815   7.66         82,922   7.41
Other securities                   3,560   5.91        997    5.03      23,674    7.24         30,703   8.17         58,934   7.60
------------------------------------------------------------------------------------------------------------------------------------
                                 $63,696   2.43%   $22,218    7.06%    $33,505    6.97%    $4,016,960   6.41%    $4,136,379   6.35%
------------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
U.S. Government agency and
   mortgage-backed obligations   $     2   7.00%   $23,340    6.39%    $81,352    6.65%      $939,572   6.63%    $1,044,266   6.63%
Obligations of state and
   political subdivisions         49,827   4.52                            775    7.30                               50,602   4.56
Other securities                  36,696   5.69        455    9.50                                153   2.78         37,304   5.72
------------------------------------------------------------------------------------------------------------------------------------
                                 $86,525   5.02%   $23,795    6.45%    $82,127    6.65%      $939,725   6.63%    $1,132,172   6.51%
------------------------------------------------------------------------------------------------------------------------------------

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Deposits

Total deposits at December 31, 2001 were $10.2 billion, an increase of $2.8 billion or 38% above total deposits of $7.4 billion at December 31, 2000. The Company remains a deposit-driven financial institution with emphasis on core deposit accumulation and retention as a basis for sound growth and profitability. The Company regards core deposits as all deposits other than certificates of deposit, retail and public, in excess of $100 thousand. Deposits in the various core categories increased $2.6 billion from year-end 2000 to year-end 2001. Certificates of deposit in excess of $100 thousand, retail and public, increased $305.1 million from year-end 2000.

Total deposits averaged $8.6 billion for 2001, an increase of $2.1 billion or 32% above the 2000 average. The average balance of noninterest-bearing demand deposits in 2001 was $2.0 billion, a $443.0 million or 29% increase over the average balance for 2000. The average total balance of passbook and statement savings accounts increased $290.7 million, or 22% compared to the prior year. The average balance of interest-bearing demand accounts (money market and N.O.W. accounts) for 2001 was $3.0 billion, a $680.1 million or 29% increase over the average balance for the prior year. The average balance of time deposits for 2001 was $2.0 billion, a $705.0 million increase over the average balance for 2000. For 2001, the cost of total deposits was 2.25% as compared to 2.84% in 2000.

The Company believes that its record of sustaining core deposit growth is reflective of the Company's retail approach to banking which emphasizes a combination of free checking accounts (subject to a small minimum balance requirement), convenient branch locations, extended hours of operation, quality service, and active marketing.

The average balances and weighted average rates of deposits for each of the years 2001, 2000 and 1999 are presented below.


----------------------------------------------------------------------------------------------------------------------
                                                    2001                     2000                      1999
----------------------------------------------------------------------------------------------------------------------
                                            Average     Average      Average     Average       Average      Average
                                            Balance       Rate       Balance      Rate         Balance        Rate
----------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
Demand deposits:
  Noninterest-bearing                      $1,962,354              $1,519,313                $1,202,412
  Interest-bearing (money market and
   N.O.W. accounts)                         2,999,588     2.12%     2,319,447       3.15%     1,835,011       2.47%
Savings deposits                            1,643,145     1.99      1,352,364       2.73      1,011,642       2.06
Time deposits/public funds                  2,037,742     4.81      1,332,752       5.63      1,202,849       4.91
----------------------------------------------------------------------------------------------------------------------
Total deposits                             $8,642,829              $6,523,876                $5,251,914
----------------------------------------------------------------------------------------------------------------------

The remaining maturity of certificates of deposit for $100,000 or more as of December 31, 2001, 2000 and 1999 is presented below:

-----------------------------------------------------------------------------------------------
Maturity                                     2001                 2000                1999
-----------------------------------------------------------------------------------------------
(dollars in thousands)
3 months or less                           $897,304            $641,342             $323,029
3 to 6 months                               137,388              98,763               49,983
6 to 12 months                               70,630              54,489               22,733
Over 12 months                                6,820              12,420                7,628
-----------------------------------------------------------------------------------------------
Total                                    $1,112,142            $807,014             $403,373
-----------------------------------------------------------------------------------------------

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Interest Rate Sensitivity and Liquidity

The Company's risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is composed primarily of interest rate risk. The primary objective of the Company's asset/liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate risk. The Company's Asset/Liability Committee (ALCO) is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with those policies. The guidelines established by ALCO are reviewed by the Company's Board of Directors.

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

The following table illustrates the GAP position of the Company as of December 31, 2001.

-----------------------------------------------------------------------------------
                                      Interest Rate Sensitivity Gaps
                                            December 31, 2001
-----------------------------------------------------------------------------------

                         1-90      91-180   181-365      1-5     Beyond
                         Days       Days      Days      Years    5 Years    Total
-----------------------------------------------------------------------------------
(dollars in millions)
Rate sensitive:
  Interest-earning
   assets
   Loans               $2,022.8    $  74.7   $ 170.7   $1,559.5  $ 812.3   $4,640.0
   Investment
    securities            478.6      436.8     775.9    2,915.2    961.0    5,567.5
------------------------------------------------------------------------------------
Total interest-
  earning assets        2,501.4      511.5     946.6    4,474.7  1,773.3   10,207.5
------------------------------------------------------------------------------------
Interest-bearing
  liabilities
  Transaction
   accounts             1,723.8                                  3,810.9    5,534.7
  Time deposits         1,119.3      397.0     551.1      180.1             2,247.5
  Other borrowed
   money                  264.6                                               264.6
  Long-term debt                                           23.0     57.5       80.5
------------------------------------------------------------------------------------
Total interest-
  bearing
  liabilities           3,107.7      397.0     551.1      203.1  3,868.5    8,127.3
------------------------------------------------------------------------------------
Period gap               (606.3)     114.5     395.5    4,271.7 (2,095.1)  $2,080.2
------------------------------------------------------------------------------------
Cumulative gap          $(606.3)   $(491.8)   $(96.3)  $4,175.3 $2,080.2
---------------------------------------------------------------------------
Cumulative gap as a
  percentage of total
  interest-earning
  assets                   (5.9)%     (4.8)%  (0.9)%     40.9%    20.4%
----------------------------------------------------------------------------

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

The Company's Asset/Liability Committee (ALCO) policy has established that interest income sensitivity will be

Management's Discussion and Analysis of
Financial Condition and Results of Operations

considered acceptable if net income in the above interest rate scenario is within 15% of net income in the flat rate scenario in the first year and within 30% over the two year time frame. At December 31, 2001, the Company's income simulation model indicates net income would decrease by 3.3% and 13.1% in the first year and over a two year time frame, respectively, if rates decreased as described above, as compared to an increase of 5.0% and 2.6%, respectively, at December 31, 2000. The model projects that net income would decrease by 2.1% and increase by 1.7% in the first year and over a two year time frame, respectively, if rates increased as described above, as compared to a decrease of 7.9% and 8.1%, respectively, at December 31, 2000. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

In the event the model indicates an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale investment portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At December 31, 2001, the market value of equity indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of the Company's assets and liabilities given an immediate 200 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company's core deposits, or the core deposit premium. The Company has completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums as permitted by regulation. The studies have consistently confirmed management's assertion that the Company's core deposits have stable balances over long periods of time, and are generally insensitive to changes in interest rates. Thus, these core deposit balances provide an internal hedge to market value fluctuations in the Company's fixed rate assets. Management believes the core deposit premiums produced by its core deposit study and utilized in its market value of equity model at December 31, 2001 provide an accurate assessment of the Company's interest rate risk.

Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company's liquidity needs are primarily met by growth in core deposits, its cash and federal funds sold position, and cash flow from its amortizing investment and loan portfolios. If necessary, the Company has the ability to raise liquidity through collateralized borrowings, FHLB advances, or the sale of its available for sale investment portfolio. As of December 31, 2001 the Company had in excess of $4.0 billion in immediately available liquidity which includes securities that could be sold or used for collateralized borrowings, cash on hand, and borrowing capacities under existing lines of credit. During 2001, deposit growth and short-term borrowings were used to fund growth in the loan portfolio and purchase additional investment securities.

Short-Term Borrowings

Short-term borrowings, or other borrowed money, which consist primarily of securities sold under agreement to repurchase, federal funds purchased, and lines of credit, were used in 2001 to meet short-term liquidity needs. For 2001, short-term borrowings averaged $94.3 million as compared to $268.3 million in 2000. The average rate on the Company's short-term borrowings was 3.72% and 6.31% during 2001 and 2000, respectively. As of December 31, 2001, short-term borrowings included $199.6 million of securities sold under agreements to repurchase at an average rate of 1.71%.

Long-Term Debt

In 1997, the Company issued $57.5 million of 8.75% Trust Capital Securities through Commerce Capital Trust I, a newly formed Delaware business trust subsidiary of the Company. All $57.5 million of the Trust Capital Securities qualify as Tier I capital for regulatory capital purposes.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Stockholders' Equity and Dividends

At December 31, 2001, stockholders' equity totaled $636.6 million, up $144.3 million or 29% over stockholders' equity of $492.2 million at December 31, 2000. This increase was due to the Company's net income for the year, shares issued under dividend reinvestment and compensation and benefit plans, and unrealized appreciation on securities available for sale. Stockholders' equity as a percent of total assets was 5.60% at December 31, 2001, as compared to 5.93% at December 31, 2000.

Risk-based capital standards issued by bank regulatory authorities in the United States attempt to relate a banking company's capital to the risk profile of its assets and provide the basis for which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes stockholders' equity (adjusted for goodwill, other intangibles, and the unrealized appreciation/depreciation in securities available for sale) plus the Trust Capital Securities. Total capital is comprised of all of the components of Tier 1 capital plus qualifying subordinated debt instruments and the reserve for possible loan losses.

Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. The following table provides a comparison of the Company's risk-based capital ratios and leverage ratio to the minimum regulatory requirements for the periods indicated.

--------------------------------------------------------------------------------
                                                              Minimum
                                  December 31,        Regulatory Requirements
--------------------------------------------------------------------------------
                                 2001      2000         2001           2000
--------------------------------------------------------------------------------
Risk based capital ratios:
   Tier 1                       10.81%     10.79%        4.00%          4.00%
   Total capital                11.96      11.92         8.00           8.00
Leverage ratio                   6.24       6.92         4.00           4.00
--------------------------------------------------------------------------------

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which became law in December of 1991, required each federal banking agency including the Board of Governors of the Federal Reserve System ("FRB"), to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. This law also requires each federal banking agency, including the FRB, to specify, by regulation, the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." At December 31, 2001, the Company's consolidated capital levels and each of the Company's banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%.

On February 27, 2002, the Company announced that it proposes to privately sell up to $175 million of convertible trust preferred shares comprised of preferred securities issued by a business trust to be formed by Commerce Bancorp. The offering will be made pursuant to SEC Rule 144A only to qualified institutional and certain other accredited investors. The Company intends to file a registration statement with the SEC to register the resale of the trust preferred and the underlying common securities by the purchasers in the private placement. The proceeds of the offering will be used for general corporate purposes, including among other things contributions to the capital of subsidiary banks to fund their growth and operations. A portion of the proceeds may also be used to repay currently outstanding debt.

The Company's common stock is listed for trading on the New York Stock Exchange under the symbol CBH. The quarterly market price ranges and dividends paid per common share for each of the last two years are shown in the table below. Prices and dividends per share have been adjusted to reflect the 2 for 1 stock split with a record date of December 3, 2001. As of February 28, 2002, there were approximately 24,000 holders of record of the Company's common stock.

-------------------------------------------------------------------------------
                               Common Share Data
-------------------------------------------------------------------------------
                                       Market Prices
                                 --------------------------   Cash Dividends
                                     High          Low           Per Share
-------------------------------------------------------------------------------
2001 Quarter Ended
 December 31                         $39.34       $34.05        $0.13750
 September 30                         38.79        30.55         0.13750
 June 30                              36.35        29.40         0.13750
 March 31                             33.28        26.90         0.13750

2000 Quarter Ended
 December 31                         $35.00       $25.34        $0.12250
 September 30                         29.25        23.31         0.12250
 June 30                              24.47        18.94         0.12250
 March 31                             19.81        15.66         0.11667
-------------------------------------------------------------------------------

Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Company offers a Dividend Reinvestment and Stock Purchase Plan by which dividends on the Company's Common Stock and optional monthly cash payments may be invested in Common Stock at a 3% discount (subject to change) to the market price and without payment of brokerage commissions.

Related Parties

The Company engaged in certain activities with entities that would be considered related parties. See notes 4 and 7 to the Company's consolidated financial statements included elsewhere herein.

Management believes disbursements made to related parties were substantially equivalent to those that would have been paid to unaffiliated companies for similar goods and services.

Results of Operations - 2000 versus 1999

Net income for 2000 was $80.0 million compared to $66.0 million in 1999. Diluted net income per common share was $1.25 compared to $1.08 per common share for the prior year.

Net interest income on a tax-equivalent basis for 2000 amounted to $306.1 million, an increase of $56.6 million, or 23% over 1999.

Interest income on a tax-equivalent basis increased $122.9 million or 31% to $514.5 million in 2000. This increase was primarily related to volume increases in the loan and investment portfolios. Interest expense for 2000 rose $66.3 million to $208.4 million from $142.1 million in 1999. This increase was primarily related to increases in the Company's levels of deposits.

The provision for loan losses was $13.9 million in 2000 compared to $9.2 million in the prior year.

For 2000, noninterest income totaled $150.8 million, an increase of $36.2 million or 32% from 1999. The increase was due primarily to increased other operating income, which rose $23.4 million from 1999, including an increase of $13.2 million in revenues from Commerce National Insurance. In addition, deposit charges and service fees increased $12.1 million over 1999 due primarily to higher transaction volumes, and net investment securities gains increased $631 thousand over the prior year.

Noninterest expenses totaled $315.4 million for 2000, an increase of $62.8 million, or 25% over 1999. Contributing to this increase was the addition of 30 new branches during 2000 and the expansion of Commerce National Insurance. With the addition of these new offices, staff, facilities, marketing and related expenses rose accordingly. Other noninterest expenses rose $13.8 million to $56.2 million in 2000. This increase resulted primarily from higher bank-card related service charges, increased business development expenses, and higher provisions for non-credit-related losses.

Mergers and Acquisitions

During 2001, the Company acquired Fitzsimmons Insurance and Financial Services, Inc., Business Training Systems, Inc. and Brettler Financial Group, Inc., insurance brokerage agencies, which were merged with and into Commerce National Insurance. The Company issued approximately 108,000 shares of common stock in exchange for all of the outstanding shares of these agencies. The transactions were accounted for as poolings of interests. However, the Company did not restate the financial statements of the periods prior to the acquisitions as the changes, in the aggregate, were immaterial.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

See Item 7,  Management's  Discussion  and Analysis of Financial  Condition  and
Results  of  Operations;   Interest  Rate  Sensitivity  and  Liquidity  included
elsewhere herein.

Item 8.     Financial Statements and Supplementary Financial Data

Commerce Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

--------------------------------------------------------------------------------------------------------------------------
                                                                                            December 31,
--------------------------------------------------------------------------------------------------------------------------
               (dollars in thousands)                                              2001                      2000
--------------------------------------------------------------------------------------------------------------------------
Assets         Cash and due from banks                                              $  557,738               $  443,918
               Federal funds sold                                                            0                   52,000
               -----------------------------------------------------------------------------------------------------------
                   Cash and cash equivalents                                           557,738                  495,918
               Loans held for sale                                                      73,261                   41,791
               Trading securities                                                      282,811                  109,306
               Securities available for sale                                         4,152,704                2,021,326
               Securities held to maturity                                           1,132,172                1,513,456
                   (market value 2001-$1,146,345; 2000-$1,503,202)
               Loans                                                                 4,583,412                3,687,260
                   Less allowance for loan losses                                       66,981                   48,680
               -----------------------------------------------------------------------------------------------------------
                                                                                     4,516,431                3,638,580
               Bank premises and equipment, net                                        362,992                  276,097
               Other assets                                                            285,594                  200,042
               -----------------------------------------------------------------------------------------------------------
                                                                                   $11,363,703               $8,296,516
--------------------------------------------------------------------------------------------------------------------------
Liabilities    Deposits:
                   Demand:
                      Interest-bearing                                              $3,608,709               $2,628,358
                      Noninterest-bearing                                            2,403,637                1,789,371
                   Savings                                                           1,925,919                1,436,800
                   Time                                                              2,247,329                1,533,065
               -----------------------------------------------------------------------------------------------------------
                            Total deposits                                          10,185,594                7,387,594

               Other borrowed money                                                    264,554                  283,714
               Other liabilities                                                       196,485                   52,484
               Trust Capital Securities - Commerce Capital Trust I                      57,500                   57,500
               Long-term debt                                                           23,000                   23,000
               -----------------------------------------------------------------------------------------------------------
                                                                                    10,727,133                7,804,292
--------------------------------------------------------------------------------------------------------------------------
Stockholders'  Common stock, 65,832,559 shares issued                                   65,833                   49,627
Equity             (63,522,906 shares in 2000)
               Capital in excess of par or stated value                                461,897                  422,375
               Retained earnings                                                        94,698                   27,083
               Accumulated other comprehensive income (loss)                            15,764                   (5,239)
               -----------------------------------------------------------------------------------------------------------
                                                                                       638,192                  493,846
               Less treasury stock, at cost                                              1,622                    1,622
               -----------------------------------------------------------------------------------------------------------
                            Total stockholders' equity                                 636,570                  492,224
               -----------------------------------------------------------------------------------------------------------
                                                                                   $11,363,703               $8,296,516
               -----------------------------------------------------------------------------------------------------------

               See accompanying notes.

Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income

----------------------------------------------------------------------------------------------------------------------------------
                                                                                              Year Ended December 31,
----------------------------------------------------------------------------------------------------------------------------------
             (dollars in thousands, except per share amounts)                    2001               2000                  1999
----------------------------------------------------------------------------------------------------------------------------------
Interest     Interest and fees on loans                                           $326,723           $292,066           $215,170
Income       Interest on investment securities                                     271,707            208,769            170,300
             Other interest                                                          5,937              4,465                978
             ---------------------------------------------------------------------------------------------------------------------
                               Total interest income                               604,367            505,300            386,448
             ---------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Interest     Interest on deposits:
Expense            Demand                                                           63,554             72,975             45,274
                   Savings                                                          32,647             36,935             20,835
                   Time                                                             98,084             75,046             59,021
             ---------------------------------------------------------------------------------------------------------------------
                               Total interest on deposits                          194,285            184,956            125,130
             Interest on other borrowed money                                        3,508             16,943              9,880
             Interest on long-term debt                                              5,248              6,471              7,071
             ---------------------------------------------------------------------------------------------------------------------
                               Total interest expense                              203,041            208,370            142,081
             ---------------------------------------------------------------------------------------------------------------------

             Net interest income                                                   401,326            296,930            244,367
             Provision for loan losses                                              26,384             13,931              9,175
             ---------------------------------------------------------------------------------------------------------------------
             Net interest income after provision for loan losses                   374,942            282,999            235,192
----------------------------------------------------------------------------------------------------------------------------------
Noninterest  Deposit charges and service fees                                       84,065             56,306             44,196
Income       Other operating income                                                111,760             91,241             67,818
             Net investment securities gains                                           980              3,213              2,582
             ---------------------------------------------------------------------------------------------------------------------
                               Total noninterest income                            196,805            150,760            114,596
             ---------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Noninterest  Salaries and benefits                                                 198,034            148,799            121,882
Expense      Occupancy                                                              39,152             31,419             22,407
             Furniture and equipment                                                50,724             40,436             31,659
             Office                                                                 26,808             23,548             21,356
             Audit and regulatory fees and assessments                               4,024              3,256              2,623
             Marketing                                                              18,378             11,706             10,155
             Other                                                                  82,916             56,193             42,441
             ---------------------------------------------------------------------------------------------------------------------
                               Total noninterest expenses                          420,036            315,357            252,523
             ---------------------------------------------------------------------------------------------------------------------
             Income before income taxes                                            151,711            118,402             97,265
             Provision for federal and state income taxes                           48,689             38,355             31,305
             ---------------------------------------------------------------------------------------------------------------------
             Net income                                                           $103,022           $ 80,047           $ 65,960
             ---------------------------------------------------------------------------------------------------------------------

             Net income per common and common equivalent share:
                         Basic                                                    $  1.59            $  1.30           $   1.13
             ---------------------------------------------------------------------------------------------------------------------
                         Diluted                                                  $  1.51            $  1.25           $   1.08
             ---------------------------------------------------------------------------------------------------------------------
             Average common and common equivalent shares outstanding:
                         Basic                                                     64,666              61,755             58,310
             ---------------------------------------------------------------------------------------------------------------------
                         Diluted                                                   68,102              64,223             60,930
             ---------------------------------------------------------------------------------------------------------------------
             Cash dividends, common stock                                           $0.55            $  0.48           $   0.41
             ---------------------------------------------------------------------------------------------------------------------

             See accompanying notes.

Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

------------------------------------------------------------------------------------------------------------------------------------
                                                                                             Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
            (dollars in thousands)                                                 2001              2000                1999
------------------------------------------------------------------------------------------------------------------------------------
Operating   Net income                                                             $103,022            $80,047         $    65,960
Activities  Adjustments to reconcile net income to net cash
               (used) provided by operating activities:
                  Provision for loan losses                                          26,384             13,931               9,175
                  Provision for depreciation, amortization
                     and accretion                                                   44,263             32,596              28,186
                  Gains on sales of securities available for sale                      (980)            (3,213)             (2,582)
                  Proceeds from sales of loans held for sale                        689,302             56,101             111,055
                  Originations of loans held for sale                              (720,222)           (92,188)            (94,341)
                  Net loan (chargeoffs)                                              (8,083)            (3,633)             (2,058)
                  Net decrease (increase) in trading securities                    (173,505)             8,531             (32,478)
                  Increase in other assets                                          (97,711)           (17,494)            (60,142)
                  Increase (decrease) in other liabilities                          148,055             26,271             (23,064)
                  Deferred income tax benefit                                        (4,054)            (2,812)             (3,468)
            ------------------------------------------------------------------------------------------------------------------------
                              Net cash provided (used) by operating
                              activities                                              6,471             98,137              (3,757)

Investing   Proceeds from the sales of securities available for sale                381,341            410,541             398,274
Activities  Proceeds from the maturity of securities available for sale             895,077            345,160             313,373
            Proceeds from the maturity of securities held to maturity               384,388            174,124             241,690
            Purchase of securities available for sale                            (3,311,356)        (1,055,694)         (1,002,738)
            Purchase of securities held to maturity                                 (68,420)          (127,194)           (236,623)
            Net increase in loans                                                  (906,160)        (1,095,712)           (820,299)
            Proceeds from sales of loans                                             10,008             10,622               9,769
            Purchases of premises and equipment                                    (128,137)          (109,701)            (73,303)
            ------------------------------------------------------------------------------------------------------------------------
                              Net cash used by investing activities              (2,743,259)        (1,447,854)         (1,169,857)

Financing   Net increase in demand and savings deposits                           2,083,736          1,314,974             721,147
Activities  Net increase (decrease) in time deposits                                714,264            463,700             (41,035)
            Net (decrease) increase in other borrowed money                         (19,160)          (274,378)            530,247
            Dividends paid                                                          (35,400)           (29,761)            (23,476)
            Proceeds from issuance of common stock under
               dividend reinvestment and other stock plans                           53,004             53,670              31,428
            Other                                                                     2,714             (5,494)                612
            ------------------------------------------------------------------------------------------------------------------------
                              Net cash provided by financing activities           2,799,158          1,522,711            1,218,923

            Increase in cash and cash equivalents                                    61,820            172,994              45,309
            Cash and cash equivalents at beginning of year                          495,918            322,924             277,615
            ------------------------------------------------------------------------------------------------------------------------
            Cash and cash equivalents at end of year                               $557,738           $495,918         $   322,924
            ------------------------------------------------------------------------------------------------------------------------

            Supplemental  disclosures  of cash  flow  information:
               Cash paid during the year for:
                  Interest                                                         $201,127           $206,144         $   141,810
                  Income taxes                                                       48,826             36,373              26,753
            Other noncash activities:
               Transfer of securities to securities available for sale                                                      91,010
               Securitization of loans                                                                 358,918             129,768
            ------------------------------------------------------------------------------------------------------------------------

            See accompanying notes.

Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31, 2001, 2000 and 1999
                                                                Capital in                                    Accumulated
                                                                 Excess of                                       Other
                                                                  Par or               Commitment               Compre-
(in thousands, except per share amounts)    Common   Preferred    Stated     Retained      to        Treasury   hensive
                                             Stock     Stock      Value      Earnings     ESOP        Stock      Income       Total
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998                $40,988   $    0    $236,928     $41,536    $(1,282)    $(1,624)  $  7,006    $323,552
Acquisition of insurance brokerage
  agencies (148 shares)                          110                  212                                                       322
------------------------------------------------------------------------------------------------------------------------------------
As adjusted balance at January 1, 1999        41,098        0     237,140      41,536     (1,282)     (1,624)     7,006     323,874
Net income                                                                     65,960                                        65,960
 Other comprehensive income, net of tax
  Unrealized loss on securities
     (pre-tax ($71,923)                                                                                         (45,431)    (45,431)
  Reclassification adjustment
     (pre-tax ($1,919)                                                                                           (1,319)     (1,319)
                                                                                                                         -----------
 Other comprehensive income                                                                                                 (46,750)
                                                                                                                         -----------
         Total comprehensive income                                                                                          19,210
Common stock dividend and cash paid
   in lieu of fractional shares
   (2,290 shares)                              1,790               49,968     (51,890)                                         (132)
Cash dividends paid                                                           (23,343)                                      (23,343)
Shares issued under dividend reinvestment
   and compensation and benefit plans
   (1,960 shares)                              1,530               29,897                                                    31,427
Other                                                               4,438                  1,282                              5,720
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                $44,418   $    0    $321,443     $32,263    $     0     $(1,624)  $(39,744)   $356,756
Acquisition of insurance brokerage
   agencies (602 shares)                         470                 (450)     (5,519)                                       (5,499)
------------------------------------------------------------------------------------------------------------------------------------
As adjusted balance at January 1, 2000        44,888        0     320,993      26,744          0      (1,624)   (39,744)    351,257
Net income                                                                     80,047                                        80,047
 Other comprehensive income, net of tax
  Unrealized gain on securities
     (pre-tax $52,382)                                                                                           33,837      33,837
  Reclassification adjustment
     (pre-tax $1,027)                                                                                               668         668
                                                                                                                         -----------
 Other comprehensive income                                                                                                  34,505
                                                                                                                         -----------
         Total comprehensive income                                                                                         114,552
Common stock dividend and cash paid
   in lieu of fractional shares
   (2,834 shares)                              2,214               47,734     (50,031)                                          (83)
Cash dividends paid                                                           (29,678)                                      (29,678)
Shares issued under dividend reinvestment
   and compensation and benefit plans
   (3,230 shares)                              2,523               51,147                                                    53,670
Other                                              2                2,501           1                      2                  2,506
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000                $49,627   $    0    $422,375     $27,083     $    0     $(1,622)  $ (5,239)   $492,224
Acquisition of insurance brokerage agencies
   (108 shares)                                  108                 (885)                                                     (777)
------------------------------------------------------------------------------------------------------------------------------------
As adjusted balance at January 1, 2001        63,630              407,595      27,083          0      (1,622)    (5,239)    491,447
Net income                                                                    103,022                                       103,022
 Other comprehensive income, net of tax
  Unrealized gain on securities
     (pre-tax $31,924)                                                                                           20,525      20,525
  Reclassification adjustment
     (pre-tax $735)                                                                                                 478         478
                                                                                                                         -----------
 Other comprehensive income                                                                                                  21,003
                                                                                                                         -----------
         Total comprehensive income                                                                                         124,025
Cash dividends paid                                                           (35,400)                                      (35,400)
Shares issued under dividend reinvestment
   and compensation and benefit plans
   (2,202 shares)                              2,202               50,802                                                    53,004
Restatement of par value                     (17,865)              17,865
Shares issued pursuant to stock split         31,761              (31,761)
Other                                                               3,501          (7)                                        3,494
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001                $65,833   $    0    $461,897     $94,698     $    0     $(1,622)   $15,764    $636,570
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.   Significant Accounting Policies

Basis of Presentation
The consolidated financial statements include the accounts of Commerce Bancorp, Inc. (the Company) and its wholly-owned subsidiaries, Commerce Bank, N.A. (Commerce NJ), Commerce Bank/Pennsylvania, N.A. (Commerce PA), Commerce Bank/Shore, N.A. (Commerce Shore), Commerce Bank/North (Commerce North), Commerce Bank/Delaware, N.A. (Commerce Delaware), Commerce National Insurance Services, Inc. (Commerce National Insurance), Commerce Capital Trust I, and Commerce Capital Markets, Inc. (CCMI). All material intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with 2001 presentation. All common stock and per share amounts have been adjusted to reflect the 2 for 1 stock split with a record date of December 3, 2001.

The Company is a multi-bank holding company headquartered in Cherry Hill, New Jersey, operating primarily in the metropolitan Philadelphia, New Jersey, Delaware and metropolitan New York markets. Through its subsidiaries, the Company provides retail and commercial banking services, corporate trust services, insurance brokerage services, and certain securities activities, including trading, underwriting and advisory services.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Securities
Trading account securities are carried at market value. Gains and losses, both realized and unrealized, are included in other operating income. Trading gains of $10.6 million, $8.4 million, and $7.8 million were recorded in 2001, 2000, and 1999, respectively, including unrealized gains of $265,000 and $2.4 million at December 31, 2001 and 2000, respectively.

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

Loans
Loans are stated at principal amounts outstanding, net of deferred loan origination fees and costs. Interest income on loans is accrued and credited to interest income monthly as earned. Loans held for sale are valued on an aggregate basis at the lower of cost or fair value. Loan origination fees are generally considered as adjustments of interest rate yields and are amortized into interest income on loans over the terms of the related loans.

Loans are placed on a non-accrual status and cease accruing interest when loan payment performance is deemed unsatisfactory. However, all loans past due 90 days are placed on non-accrual status, unless the loan is both well secured and in the process of collection.

Allowance for Loan Losses
The allowance for loan losses is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Based upon management's evaluation of the loan portfolio, the allowance is maintained at a level considered adequate to absorb estimated inherent losses in the loan portfolio. The level of the allowance is

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

based on an evaluation of the risk characteristics included in the loan portfolio, including such factors as the volume and composition of the portfolio, historical loan loss experience, present and prospective financial condition of borrowers, general national and local economic conditions, and other relevant factors, all of which may be susceptible to significant change.

Bank Premises and Equipment
Bank premises and equipment are carried at cost less accumulated depreciation. Depreciation and amortization are determined on the straight-line method for financial reporting purposes, and accelerated methods for income tax purposes.

Other Real Estate (ORE)
Real estate acquired in satisfaction of a loan is reported in other assets at the lower of cost or fair value less disposition costs. Properties acquired by foreclosure or deed in lieu of' foreclosure are transferred to ORE and recorded at the lower of cost or fair value less disposition costs based on their appraised value at the date actually or constructively received. Losses arising from the acquisition of such property are charged against the allowance for loan losses. Subsequent adjustments to the carrying values of ORE properties are charged to operating expense. Included in Other noninterest expense is $1.7 million, $1.0 million and $1.8 million related to Other Real Estate expenses, net for 2001, 2000 and 1999, respectively.

Intangible Assets
The excess of cost over fair value of net assets acquired (goodwill) is included in other assets and is being amortized on a straight-line basis over the period of expected benefit, which approximates 15 years. Goodwill amounted to $1.9 million and $2.2 million at December 31, 2001 and 2000, respectively. Other intangible assets are amortized on a straight-line basis over 10 to 15 year lives. Other intangibles amounted to $1.4 million and $1.6 million at December 31, 2001 and 2000, respectively.

Income Taxes
The provision for income taxes is based on current taxable income. Deferred income taxes are provided on temporary differences between amounts reported for financial statement and tax purposes.

Restriction on Cash and Due From Banks
The Banks are required to maintain reserve balances with the Federal Reserve Bank. The weighted average amount of the reserve balances for 2001 and 2000 were approximately $16.7 million and $7.1 million, respectively.

Derivative Financial Instruments
The Company utilizes an interest rate swap to manage interest rate risk associated with its Commerce Capital Trust Securities. Net amounts payable or receivable from this contract are accrued as an adjustment to interest expense. Management has determined the swap to be effective swap since the terms of the swap are substantially identical to those contained in the Trust Capital Securities. The Company adopted the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) as of January 1, 2001. Under FAS 133 derivatives are carried at fair value with correpsonding changes recognized in other comprehensive income. The cumulative effect of adoption of FAS 133 and the unrealized gain on the swap were not material.

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

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Recent Accounting Statements
In June 2001, the FASB issued Statement No. 141,  "Business  Combinations"  (FAS
141), which replaces APB Opinion 16. FAS 141 requires all business combinations to be accounted for by the purchase method and eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. While FAS 141 will affect how future business combinations, if undertaken, are accounted for and disclosed in the financial statements, the issuance of the new guidance had no effect on the Company's results of operations, financial position, or liquidity during 2001.

In conjunction with the issuance of the new guidance for business combinations, the FASB also issued Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142), which addresses the accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17. Under the provisions of FAS 142, goodwill and certain other intangible assets, which do not possess finite useful lives, will no longer be amortized into net income over an estimated life but rather will be tested at least annually for impairment based on specific guidance provided in the new standard. Intangible assets determined to have finite lives will continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. The provisions of FAS 142, which were adopted by the Company as required effective January 1, 2002, will not have a material impact on the results of operations of the
Company. It is anticipated there will not be any material categorical reclassifications or adjustments to the useful lives of finite-lived intangible assets as a result of adopting the new guidance.

2.   Mergers and Acquisitions

During 2001, the Company acquired Fitzsimmons Insurance and Financial Services, Inc., Business Training Systems, Inc. and Brettler Financial Group, Inc., insurance brokerage agencies, which were merged with and into Commerce National Insurance. The Company issued approximately 108,000 shares of common stock in exchange for all of the outstanding shares of these agencies.

In November 1999, Mullaney Insurance Associates, Oakhurst, NJ, an insurance brokerage agency was merged with and into Commerce National Insurance. The Company issued approximately 134,000 shares of common stock in exchange for all of the outstanding shares of this agency. In January 2000, Traber and Vreeland, Inc., Randolph, NJ, and in October 2000, Guarantee Service Agency, Inc. t/a Maywood Agency, Maywood, NJ, insurance brokerage agencies, were merged with and into Commerce National Insurance. The Company issued approximately 602,000 shares of common stock in exchange for all the outstanding shares of these agencies.

All of these transactions were accounted for as poolings of interests. However, financial statements of the periods prior to the acquisitions have not been restated, as the changes, in the aggregate, would be immaterial.

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3.   Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity (in thousands) at December 31, 2001 and 2000 follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                          December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                   2001                                                  2000
------------------------------------------------------------------------------------------------------------------------------------
                                            Gross         Gross                                    Gross         Gross
                            Amortized     Unrealized   Unrealized      Market       Amortized    Unrealized   Unrealized    Market
                               Cost         Gains        Losses        Value          Cost         Gains        Losses       Value
------------------------------------------------------------------------------------------------------------------------------------
U.S. Government agency
   and mortgage-backed
   obligations              $3,974,752     $41,312      $(21,541)    $3,994,523     $1,912,261     $ 6,562    $(17,911)   $1,900,912
Obligations of state and
   political subdivisions       83,727         768        (1,573)        82,922         46,528         436        (420)       46,544
Equity securities               11,666       4,828          (169)        16,325         13,823       3,170        (168)       16,825
Other                           58,175       1,256          (497)        58,934         56,989       1,083      (1,027)       57,045
------------------------------------------------------------------------------------------------------------------------------------
Securities available
   for sale                 $4,128,320     $48,164      $(23,780)    $4,152,704     $2,029,601     $11,251    $(19,526)   $2,021,326
------------------------------------------------------------------------------------------------------------------------------------
U.S. Government agency
   and mortgage-backed
   obligations              $1,044,266     $16,917       $(2,742)    $1,058,441     $1,437,993     $ 5,111    $(15,365)   $1,427,739
Obligations of state and
   political subdivisions       50,602                                   50,602         42,938                                42,938
Other                           37,304                        (2)        37,304         32,525                                32,525
------------------------------------------------------------------------------------------------------------------------------------
Securities held to
   maturity                 $1,132,172     $16,917       $(2,744)    $1,146,345     $1,513,456     $ 5,111    $(15,365)   $1,503,202
------------------------------------------------------------------------------------------------------------------------------------

The amortized cost and estimated market value of investment securities (in thousands) at December 31, 2001, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because obligors have the right to repay obligations without prepayment penalties.

---------------------------------------------------------------------------------------------------------------------
                                                       Available for Sale                     Held to Maturity
---------------------------------------------------------------------------------------------------------------------
                                                     Amortized          Market         Amortized             Market
                                                       Cost             Value             Cost                Value
---------------------------------------------------------------------------------------------------------------------
Due in one year or less                             $   63,186        $   63,697        $   86,523         $   86,523
Due after one year through five years                   14,202            14,752               455                455
Due after five years through ten years                  32,349            33,504               775                775
Due after ten years                                     89,149            87,518               153                151
Mortgage backed securities                           3,917,768         3,936,908         1,044,266          1,058,441
Equity securities                                       11,666            16,325
----------------------------------------------------------------------------------------------------------------------
                                                    $4,128,320        $4,152,704        $1,132,172         $1,146,345
----------------------------------------------------------------------------------------------------------------------

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Proceeds from sales of securities available for sale during 2001, 2000 and 1999 were $381.3 million, $410.5 million and $398.3 million, respectively. Gross gains of $2.2 million, $3.2 million and $2.6 million were realized on the sales in 2001, 2000, and 1999, respectively, and gross losses of $1.2 million, $0 and $27,000 were realized in 2001, 2000 and 1999, respectively.

At December 31, 2001 and 2000, investment securities with a carrying value of $1,610.3 million and $998.9 million, respectively, were pledged to secure deposits of public funds.


4.   Loans

The following is a summary of loans outstanding (in thousands) at December 31, 2001 and 2000:

-------------------------------------------------------------------------------------------------
                                                                        December 31,
-------------------------------------------------------------------------------------------------
                                                             2001                       2000
-------------------------------------------------------------------------------------------------
Commercial real estate:
      Owner-occupied                                       $  750,562               $  685,916
      Investor/developer                                      664,605                  471,604
      Construction                                            460,957                  380,804
-------------------------------------------------------------------------------------------------
                                                            1,876,124                1,538,324
Commercial loans:
      Term                                                    600,374                  469,564
      Line of credit                                          556,977                  430,811
      Demand                                                      440                    1,400
-------------------------------------------------------------------------------------------------
                                                            1,157,791                  901,775
Consumer:
      Mortgages (1-4 family residential)                      471,680                  351,644
      Installment                                             161,647                  154,415
      Home equity                                             872,974                  710,848
      Credit lines                                             43,196                   30,254
-------------------------------------------------------------------------------------------------
                                                            1,549,497                1,247,161
-------------------------------------------------------------------------------------------------
                                                           $4,583,412               $3,687,260
-------------------------------------------------------------------------------------------------

The Company securitized $358.9 million and $129.8 million of residential mortgage loans during 2000 and 1999, respectively, and included the securitized assets in its held to maturity investment portfolio. No gains or losses were recognized on these transactions. No loan securitizations occurred in 2001.

At December 31, 2001 and 2000, loans of approximately $21.8 million and $11.2 million, respectively, were outstanding to certain of the Company's and its subsidiaries' directors and officers, and approximately $48.2 million and $45.4 million, respectively, of loans were outstanding from companies with which certain of the Company's and its subsidiaries' directors and officers are associated, exclusive of loans to any such person and associated companies which in aggregate did not exceed $60,000. The terms of these loans are substantially the same as those prevailing at the time for comparable unrelated transactions. A summary (in thousands) of the related party loans outstanding at December 31, 2001 is as follows:

----------------------------------------------------------------------
                                                        2001
----------------------------------------------------------------------
Balance, January 1                                     $56,563
New loans                                               30,601
Loan payments                                           17,113
----------------------------------------------------------------------
Balance, December 31                                   $70,051
----------------------------------------------------------------------

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company engaged in certain activities with entities affiliated with directors of the Company. The Company received real estate appraisal services from a company owned by a director of the Company. Such real estate appraisal services amounted to $252,730 in 2001, $202,000 in 2000, and $334,000 in 1999.
The Company received legal services from two law firms of which two directors of the Company are partners. Such aggregate legal services amounted to $2.8 million in 2001, $1.7 million in 2000 and $1.6 million in 1999. Other disbursements to related parties, including vehicle purchases, business development expenses and facility approval services were approximately $1.4 million, $900 thousand and $800 thousand in 2001, 2000 and 1999, respectively.


5.   Allowance for Loan Losses

The following is an analysis of changes in the allowance for loan losses (in thousands) for 2001, 2000 and 1999:

----------------------------------------------------------------------------------------------------
                                                         2001             2000            1999
----------------------------------------------------------------------------------------------------
Balance, January 1                                      $48,680         $38,382         $31,265
Provision charged to operating expense                   26,384          13,931           9,175
Recoveries of loans previously charged off                  974             576             969
Loan charge-offs                                         (9,057)         (4,209)         (3,027)
----------------------------------------------------------------------------------------------------
Balance, December 31                                    $66,981         $48,680         $38,382
----------------------------------------------------------------------------------------------------


6.   Non-accrual and Restructured Loans and Other Real Estate

The total of non-performing loans (non-accrual and restructured loans) was $16.8 million and $13.6 million at December 31, 2001 and 2000, respectively. Non-performing loans of $0.9 million, $1.3 million and $1.6 million net of charge offs of $17,000, $26,000 and $39,000 were transferred to other real estate during 2001, 2000 and 1999, respectively. Other real estate ($1.5 million and $3.0 million at December 31, 2001 and 2000, respectively) is included in other assets.

At December 31, 2001 and 2000, the recorded investment in loans considered to be impaired under FASB Statement No. 114 "Accounting by Creditors for Impairment of a Loan" totaled $12.2 million and $9.1 million, respectively, all of which are included in non-performing loans. As permitted, all homogenous smaller balance consumer and residential mortgage loans are excluded from individual review for impairment. The majority of impaired loans were measured using the fair market value of collateral. At December 31, 2001, approximately $1.5 million was allocated to these loans. Impaired loans averaged approximately $10.7 million, $7.3 million and $4.6 million, during 2001, 2000 and 1999, respectively. Interest income of approximately $2.1 million, $1.7 million and $1.0 million would have been recorded on non-performing loans (including impaired loans) in accordance with their original terms in 2001, 2000 and 1999, respectively. Actual interest income recorded on these loans amounted to $237,000, $525,000 and $255,000 during 2001, 2000 and 1999, respectively.

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

7.   Bank Premises, Equipment, and Leases

A summary of bank premises and equipment (in thousands) is as follows:

------------------------------------------------------------------------------------------
                                                                   December 31,
                                                       -----------------------------------
                                                          2001               2000
------------------------------------------------------------------------------------------
Land                                                      $ 84,893           $  54,066
Buildings                                                  172,139             121,908
Leasehold improvements                                      23,648              20,979
Furniture, fixtures and equipment                          217,777             177,708
Leased property under capital leases                           124                 124
------------------------------------------------------------------------------------------
                                                           498,581             374,785

Less accumulated depreciation
   and amortization                                        135,589              98,688
------------------------------------------------------------------------------------------
                                                          $362,992            $276,097
------------------------------------------------------------------------------------------

At December 31, 2001, Commerce NJ leased one of its branches under a capital lease with an unrelated party. All other branch leases are accounted for as operating leases with the related rental payments being expensed ratably over the life of the lease.

The Company leases its operations facilities from two limited partnerships in which the Company is a limited partner at December 31, 2001. The leases are accounted for as operating leases with an aggregate annual rent of $1.5 million, which escalates to $1.6 million in 2003 and to $1.8 million in 2010. One lease expires in 2014, and the other expires in 2014 and is renewable for five additional terms of five years each.

At December 31, 2001, the Company leased from various related parties under separate operating lease agreements the land on which it has constructed 32 branch offices and the headquarters for Commerce North. The aggregate annual rental under these related party leases for 2001 was approximately $2.5 million, and was approximately $1.6 million and $1.2 million in 2000 and 1999, respectively. These leases expire periodically beginning in 2007 but are renewable through 2040. Aggregate annual rentals escalate to $3.6 million in 2006.

Total rent expense charged to operations under operating leases was approximately $11.6 million in 2001, $10.4 million in 2000 and $7.8 million in 1999. Total depreciation expense charged to operations was $41.2 million, $32.1 million and $22.2 million in 2001, 2000 and 1999, respectively.

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The future minimum rental commitments, by year, under the non-cancelable leases are as follows (in thousands) at December 31, 2001:

-----------------------------------------------------------------------------
                                            Capital              Operating
-----------------------------------------------------------------------------
2002                                          $ 12                 $12,728
2003                                            12                  11,620
2004                                            12                  11,420
2005                                            12                  11,516
2006                                            12                  11,044
Later years                                    100                 110,271
-----------------------------------------------------------------------------
Net minimum lease payment                     $160                $168,599
-----------------------------------------------------------------------------
Less amount representing interest               67
-----------------------------------------------------------------------------
Present value of net minimum
      lease payments                           $93
-----------------------------------------------------------------------------

The Company has obtained interior design and facilities management services for over twenty-five years from a business owned by the spouse of the Chairman of the Board of the Company. The Company spent $2.3 million, $2.0 million and $2.5 million in 2001, 2000 and 1999, respectively, for such services. Additionally, the business received additional revenues for project management of approximately $1.9 million, $1.6 million and $1.4 million in 2001, 2000 and 1999, respectively, on furniture and facility purchases made directly by the Company.


8.   Deposits

The aggregate amount of time certificates of deposits in denominations of $100,000 or more was $1.1 billion and $807.0 million at December 31, 2001 and 2000, respectively.


9.   Other Borrowed Money

Other borrowed money consists primarily of securities sold under agreements to repurchase, federal funds purchased, and lines of credit, including Federal Home Loan Bank advances. The following table represents information for other borrowed money:

-----------------------------------------------------------------------------------------------------------
                                                                       December 31,
-----------------------------------------------------------------------------------------------------------
                                                          2001                               2000
                                            ---------------------------------------------------------------
                                                                Average                         Average
                                                Amount           Rate            Amount           Rate
-----------------------------------------------------------------------------------------------------------
Securities sold under
      agreements to repurchase                 $199,554          1.71%           $283,714         6.70%
Federal funds purchased                          65,000          2.00
-----------------------------------------------------------------------------------------------------------
                                               $264,554                          $283,714
-----------------------------------------------------------------------------------------------------------
Average amount outstanding                      $94,257          3.72%           $268,304         6.31%
Maximum month-end balance                       264,554                           583,208
-----------------------------------------------------------------------------------------------------------

As of December 31, 2001, the Company had a line of credit of $453.8 million from the Federal Home Loan Bank of New York, all of which was available and a line of credit of $110.3 million from the Federal Home Loan Bank of Pittsburgh, all of which was available. In addition, CCMI had a line of credit of $10.0 million from another bank, all of which was available.

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

10.  Long-Term Debt

On July 15, 1993, the Company issued $23.0 million of 8 3/8% subordinated notes due 2003. Interest on the debt is payable semi-annually on January 15 and July 15 of each year. The notes may be redeemed in whole or in part at the option of the Company after July 15, 2000 at a price from 102% to 100% of the principal plus accrued interest, if any, to the date fixed for redemption, subject to certain conditions. A portion of the notes qualifies for total risk-based capital for regulatory purposes, subject to certain limitations.

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


11.  Income Taxes

The provision for income taxes consists of the following (in thousands):

--------------------------------------------------------------------------------
                                   2001              2000             1999
--------------------------------------------------------------------------------
Current:
      Federal                      $52,085          $40,563           $34,339
      State                            658              604               434
Deferred:
      Federal                       (4,054)          (2,812)           (2,368)
      State                                                            (1,100)
--------------------------------------------------------------------------------
                                   $48,689          $38,355           $31,305
--------------------------------------------------------------------------------

The above provision includes income taxes related to securities gains of $400 thousand, $1.1 million and $900 thousand for 2001, 2000 and 1999, respectively.


The provision for income taxes differs from the expected statutory provision as follows:

--------------------------------------------------------------------------------------------------
                                                         2001              2000            1999
--------------------------------------------------------------------------------------------------
Expected provision at statutory rate:                    35.0%             35.0%            35.0%
Difference resulting from:
      Tax-exempt interest on loans                       (2.0)             (1.4)            (0.7)
      Tax-exempt interest on securities                  (1.8)             (2.1)            (1.0)
      Purchase accounting adjustments                     0.1               0.1              0.1
      Other, including acquisition costs                  0.8               0.8             (1.2)
--------------------------------------------------------------------------------------------------
                                                         32.1%             32.4%            32.2%
--------------------------------------------------------------------------------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The significant components of the Company's deferred tax liabilities and assets as of December 31, 2001 and 2000 are as follows (in thousands):

-----------------------------------------------------------------------------------------------------
                                                                         2001               2000
-----------------------------------------------------------------------------------------------------
Deferred tax assets:
      Loan loss reserves                                                $22,359             $15,577
      Fair value adjustment, available for sale securities                                    3,036
      Intangibles                                                         3,153               2,901
      Other reserves                                                      2,645               2,597
      Other                                                               2,711               1,738
-----------------------------------------------------------------------------------------------------
Total deferred tax assets                                                30,868              25,849
-----------------------------------------------------------------------------------------------------
Deferred tax liabilities:
      Depreciation                                                        4,979               1,440
      Fair value adjustment, available for sale securities                8,620
      Other                                                               1,788               1,326
-----------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                           15,387               2,766
-----------------------------------------------------------------------------------------------------
Net deferred assets                                                     $15,481             $23,083
-----------------------------------------------------------------------------------------------------

No valuation allowance was recognized for the deferred tax assets at December 31, 2001 and 2000, respectively.


12.  Commitments and Letters of Credit

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit, which are not reflected in the accompanying financial statements. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies. Collateral is obtained based on management's credit assessment of the borrower. At December 31, 2001, the Banks had outstanding standby letters of credit in the amount of $161.6 million.

In addition, the Banks are committed as of December 31, 2001 to advance $343.5 million on construction loans, $325.2 million on home equity lines of credit and $785.9 million on lines of credit. All other commitments total approximately $334.7 million. The Company anticipates no material losses as a result of these transactions.


13.  Common Stock

At December 31, 2001, the Company's common stock had a par value of $1.00. The Company had 150,000,000 shares authorized as of this date.

On November 21, 2001, the Board of Directors declared a 2 for 1 stock split payable on December 18, 2001 to stockholders of record on December 3, 2001. Additionally, the Board adjusted the par value per share to $1.00 from $1.5625. On December 19, 2001, the Board of Directors declared a cash dividend of $0.15 for each share of common stock outstanding payable January 18, 2002 to stockholders of record on January 4, 2002.

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

14.  Earnings Per Share

The calculation of earnings per share follows (in thousands, except for per share amounts):

  ------------------------------------------------------------------------------------------------
                                                                  Year Ended December 31,
                                                    ----------------------------------------------
  (dollars in thousands)                               2001            2000           1999
  ------------------------------------------------------------------------------------------------
  Basic:
  Net income applicable to common stock                $103,022        $80,047        $65,960
  ------------------------------------------------------------------------------------------------
  Average common shares outstanding                      64,666         61,755         58,310
  ------------------------------------------------------------------------------------------------
  Net income per common share                            $ 1.59        $  1.30        $  1.13
  ------------------------------------------------------------------------------------------------

  Diluted:
  Net income applicable to common stock
        on a diluted basis                             $103,022        $80,047        $65,960
  ------------------------------------------------------------------------------------------------

  Average common shares outstanding                      64,666         61,755         58,310
  Additional shares considered in diluted
        computation assuming:
           Exercise of stock options                      3,436          2,468          2,620
  ------------------------------------------------------------------------------------------------

  Average common and common equivalent
        shares outstanding                               68,102         64,223         60,930
  ------------------------------------------------------------------------------------------------

  Net income per common and common
        equivalent share                                 $ 1.51        $  1.25        $  1.08
  ------------------------------------------------------------------------------------------------


15.   Benefit Plans

Employee Stock Option Plan
The Company has the 1997 Employee Stock Option Plan (the Plan) for the officers and employees of the Company and its subsidiaries as well as a plan for its non-employee directors. The Plan authorizes the issuance of up to 17,234,000 shares of common stock (as adjusted for stock dividends) upon the exercise of options. 9,880,220 options have been issued under the Plan. The option price for options issued under the Plan must be at least equal to 100% of the fair market value of the Company's common stock as of the date the option is granted. These options generally become exercisable to the extent of 25% annually beginning one year from the date of grant, although the amount exercisable beginning one year from the date of grant may be greater depending on the employees' length of service. The options expire not later than 10 years from the date of grant. In addition, there are options outstanding from prior stock option plans of the Company, which were granted under similar terms. No additional options may be issued under these prior plans.

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Information concerning option activity for the periods indicated is as follows:

  ----------------------------------------------------------------------------------------------
                                                     Shares Under             Weighted Average
                                                       Option                 Exercise Price
  ----------------------------------------------------------------------------------------------
  Balance at January 1, 1999                           9,083,212                  $13.84
  Options granted                                      2,260,256                   19.41
  Options exercised                                      690,944                    6.28
  Options canceled                                       260,588                   19.93
  Balance at December 31, 1999                        10,391,936                   15.39
  ----------------------------------------------------------------------------------------------
  Options granted                                         98,000                   18.25
  Options exercised                                    1,521,224                   11.94
  Options canceled                                       314,662                   20.21
  Balance at December 31, 2000                         8,654,050                   15.86
  ----------------------------------------------------------------------------------------------
  Options granted                                      2,694,550                   30.68
  Options exercised                                    1,092,393                   14.70
  Options canceled                                        74,017                   26.30
  Balance at December 31, 2001                        10,182,190                   19.83
  ----------------------------------------------------------------------------------------------

Information concerning options outstanding as of December 31, 2001 is as follows:

  ------------------------------------------------------------------------------------------------------------------------------
                                             Options Outstanding                                  Options Exercisable
  ------------------------------------------------------------------------------------------------------------------------------
                                             Weighted-Average           Weighted-           Exercisable          Weighted
  Range of                    Number             Remaining               Average               as of              Average
  Exercise prices          Outstanding       Contractual Life        Exercise Price         12/31/2001        Exercise Price
  ------------------------------------------------------------------------------------------------------------------------------
  $1.52 to $10.00              2,074,458           3.6                   $ 7.07                2,074,458           $ 7.07
  $10.01 to $20.00             3,111,071           7.0                    17.96                2,622,114            17.77
  $20.01 to $37.50             4,996,661           7.6                    26.29                2,166,254            21.27
  ------------------------------------------------------------------------------------------------------------------------------

The Company has elected not to adopt the recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), which requires a fair value based method of accounting for all employee stock compensation plans. The Company will continue to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations to account for its stock-based compensation plans. If the Company had accounted for stock options under the fair value provisions of FAS 123, net income and net income per share would have been as follows (in thousands, except per share amounts):

-----------------------------------------------------------------------------------------------
                                                 2001                2000               1999
-----------------------------------------------------------------------------------------------
Pro forma net income                            $94,918            $70,706             $57,619

Pro forma net income per share:
      Basic                                     $  1.47            $  1.14             $  0.99
      Diluted                                      1.40               1.11                0.95
-----------------------------------------------------------------------------------------------

The fair value of options granted in 2001, 2000 and 1999 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.86% to 6.54%, dividend yields of 2.50% to 3.00%, volatility factors of the expected market price of the Company's common stock of .309 to .332, and weighted average expected lives of the options of 4.75 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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


Employee Stock Ownership Plan
As of December 31, 2001, the Company  maintains an Employee Stock Ownership Plan
(ESOP) for the benefit of its officers and employees who meet age and service requirements. The ESOP holds 1,676,000 shares of the Company's common stock, all of which are allocated to participant accounts. Employer contributions are determined at the discretion of the Board of Directors. The total contribution expense associated with the Plan for 2001, 2000, and 1999 was $100,000, $100,000 and $547,000, respectively.

Employee 401(k) Plan
The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan allows all eligible employees to defer a percentage of their income on a pretax basis through contributions to the plan. Under the provisions of the plan, the Company may match a percentage of the employees' contributions subject to a maximum limit. The charge to operations for Company contributions was $2.8 million for 2001. No employer matching contributions were made for 2000 and 1999, respectively.

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


The following table represents the carrying amounts and fair values of the Company's financial instruments at December 31, 2001 and 2000:

                                     -----------------------------------------------------------------------
                                                                    December 31,
                                     -----------------------------------------------------------------------
                                                   2001                                   2000
------------------------------------------------------------------------------------------------------------
                                        Carrying           Fair             Carrying            Fair
                                          Amount          Value              Amount             Value
------------------------------------------------------------------------------------------------------------
Financial assets:
      Cash and cash equivalents         $  557,738       $  557,738         $  495,918        $  495,918
      Loans held for sale                   73,261           73,261             41,791            41,791
      Trading securities                   282,811          282,811            109,306           109,306
      Investment securities              5,284,876        5,299,049          3,534,782         3,524,528
      Loans (net)                        4,516,431        4,652,219          3,638,580         3,652,000

Financial liabilities:
      Deposits                          10,185,594       10,209,099          7,387,594         7,400,507
      Other borrowed money                 264,554          264,554            283,714           283,714
      Long-term debt                        80,500           82,352             80,500            81,475
------------------------------------------------------------------------------------------------------------
Off-balance sheet liabilities:
      Standby letters of credit                          $    1,616                           $    1,693
      Commitments to extend credit                            1,210                                  932

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

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

17.  Quarterly Financial Data (unaudited)

The following represents summarized unaudited quarterly financial data of the Company which, in the opinion of management, reflects adjustments (comprising only normal recurring accruals) necessary for fair presentation (in thousands, except per share amounts):

---------------------------------------------------------------------------------------------------------------------------------
                                                                                Three Months Ended
---------------------------------------------------------------------------------------------------------------------------------
                                                   December 31          September 30            June 30               March 31
---------------------------------------------------------------------------------------------------------------------------------
2001
Interest income                                      $161,198              $152,981             $147,109              $143,079
Interest expense                                       43,728                50,268               51,706                57,339
Net interest income                                   117,470               102,713               95,403                85,740
Provision for loan losses                               7,458                 6,335                7,982                 4,609
Net investment securities gains                                                                                            980
Provision for federal and state
   income taxes                                        13,175                12,278               11,752                11,484
Net income                                             28,230                26,281               25,110                23,401

Net income per common share:
Basic                                                $   0.43              $   0.40             $   0.39              $   0.37
Diluted                                                  0.41                  0.38                 0.37                  0.35

2000
Interest income                                      $138,606              $131,185             $123,283              $112,226
Interest expense                                       58,861                55,621               49,861                44,027
Net interest income                                    79,745                75,564               73,422                68,199
Provision for loan losses                               3,128                 3,668                3,642                 3,493
Net investment securities gains                         2,393                                                              820
Provision for federal and state
   income taxes                                         9,588                10,092                9,459                 9,216
Net income                                             21,384                20,991               19,377                18,295

Net income per common share:
Basic                                                $   0.34              $   0.34             $   0.32              $   0.30
Diluted                                                  0.33                  0.32                 0.31                  0.29

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

18.  Condensed Financial Statements of the Parent Company and Other Matters

Balance Sheets

------------------------------------------------------------------------------------------------------
                                                                               December 31,
------------------------------------------------------------------------------------------------------
(dollars in thousands)                                               2001                     2000
------------------------------------------------------------------------------------------------------
Assets
Cash                                                              $   1,002                 $  1,090
Securities available for sale                                        35,842                   36,392
Investment in subsidiaries                                          700,747                  536,324
Other assets                                                         11,534                   16,018
------------------------------------------------------------------------------------------------------
                                                                   $749,125                 $589,824
------------------------------------------------------------------------------------------------------
Liabilities
Other liabilities                                                  $ 32,055                 $ 17,100
Trust Capital Securities                                             57,500                   57,500
Long-term debt                                                       23,000                   23,000
------------------------------------------------------------------------------------------------------
                                                                    112,555                   97,600
------------------------------------------------------------------------------------------------------
Stockholders' equity
Common stock                                                         65,833                   49,627
Capital in excess of par or stated value                            461,897                  422,375
Retained earnings                                                    94,698                   27,083
Accumulated other comprehensive income                               15,764                   (5,239)
------------------------------------------------------------------------------------------------------
                                                                    638,192                  493,846
Less treasury stock                                                   1,622                    1,622
------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                    636,570                  492,224
------------------------------------------------------------------------------------------------------
                                                                   $749,125                 $589,824
------------------------------------------------------------------------------------------------------


Statements of Income

-------------------------------------------------------------------------------------------------------------
                                                                           Year Ended December 31,
-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                           2001              2000             1999
-------------------------------------------------------------------------------------------------------------
Income:
      Dividends from subsidiaries                                $22,400          $ 9,150           $15,750
      Interest income                                                454              497               507
      Other                                                        7,022            5,652             3,690
-------------------------------------------------------------------------------------------------------------
                                                                  29,876           15,299            19,947
-------------------------------------------------------------------------------------------------------------
Expenses:
      Interest expense                                             7,258            7,244             7,375
      Operating expenses                                           3,214            2,352             2,508
-------------------------------------------------------------------------------------------------------------
                                                                  10,472            9,596             9,883
Income before income taxes and equity
      in undistributed income of subsidiaries                     19,404            5,703            10,064
Income tax benefit                                                (1,004)          (1,274)           (2,636)
-------------------------------------------------------------------------------------------------------------
                                                                  20,408            6,977            12,700
Equity in undistributed income of subsidiaries                    82,614           73,070            53,260
-------------------------------------------------------------------------------------------------------------
Net income                                                      $103,022          $80,047           $65,960
-------------------------------------------------------------------------------------------------------------

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Statements of Cash Flows

--------------------------------------------------------------------------------------------------------------------------
                                                                                    Year Ended December 31,
--------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                      2001             2000              1999
--------------------------------------------------------------------------------------------------------------------------
Operating activities:
   Net income                                                               $103,022          $80,047           $65,960
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Undistributed income of subsidiaries                                (82,614)         (73,070)          (53,260)
         (Gains) losses on sales of securities available for sale                470                               (639)
         Decrease (increase) in other assets                                   4,484           (4,430)           (1,335)
         Increase in other liabilities                                        17,874            1,723            13,846
--------------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                         43,236            4,270            24,572
Investing activities:
   Investment in subsidiaries                                                (62,667)         (28,770)          (31,000)
   Proceeds from sale of securities available for sale                         1,828            9,997             5,733
   Proceeds from the maturity of securities available for sale                66,422          117,863            26,980
   Purchase of securities available for sale                                 (66,864)        (126,522)          (54,723)
   Other                                                                         352              (38)               27
--------------------------------------------------------------------------------------------------------------------------
            Net cash used by investing activities                            (60,929)         (27,470)          (52,983)
Financing activities:
   Proceeds from issuance of common stock
      under dividend reinvestment and other stock plans                       53,004           53,670            31,428
   Cash dividends                                                            (35,400)         (29,761)          (23,476)
--------------------------------------------------------------------------------------------------------------------------
            Net cash provided  by financing                                   17,605           23,909             7,952
              activities
Increase (decrease) in cash and cash equivalents                                 (88)             709           (20,459)
Cash and cash equivalents at beginning of year                                 1,090              381            20,840
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                     $ 1,002          $ 1,090           $   381
--------------------------------------------------------------------------------------------------------------------------
Supplemental  disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                               $ 7,089          $ 7,089           $ 7,089
      Income taxes                                                            48,616           36,135            26,056
--------------------------------------------------------------------------------------------------------------------------

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

The approval of the Comptroller of the Currency is required for a national bank to pay dividends if the total of all dividends declared in any calendar year exceeds net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. New Jersey state banks are subject to similar dividend restrictions. Commerce NJ, Commerce PA, Commerce Shore and Commerce North can declare dividends in 2002 without additional approval of approximately $79.2 million, $20.5 million, $32.5 million and $30.8 million, respectively, plus an additional amount equal to each bank's net profit for 2002 up to the date of any such dividend declaration.

The Federal Reserve Act requires the extension of credit by any of the Company's banking subsidiaries to certain affiliates, including Commerce Bancorp, Inc. (parent), be secured by readily marketable securities, that extension of credit to any one affiliate be limited to 10% of the capital and capital in excess of par or stated value, as defined, and that extensions of credit to all such affiliates be limited to 20% of capital and capital in excess of par or stated value. At December 31, 2001 and 2000, the Company complies with these guidelines.

The Company and its subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As of December 31, 2001 and 2000, the Company and each of its subsidiary banks were categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2001 that management believes have changed any subsidiary bank's capital category.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-based assets (as defined) and of Tier I capital to average assets (as defined), or leverage. Management believes, as of December 31, 2001, that the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the Company's and Commerce NJ's risk-based and leverage capital ratios at December 31, 2001 and 2000:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                              Per Regulatory Guidelines
-------------------------------------------------------------------------------------------------------------------------------
                                                        Actual                      Minimum             "Well Capitalized"
-------------------------------------------------------------------------------------------------------------------------------
                                                  Amount      Ratio           Amount     Ratio           Amount      Ratio
-------------------------------------------------------------------------------------------------------------------------------
December 31, 2001
Company
   Risk based capital ratios:
      Tier I                                     $675,015     10.81%         $249,780     4.00%          $374,670      6.00%
      Total capital                               746,596     11.96           499,561     8.00            624,451     10.00
   Leverage ratio                                 675,015      6.24           432,502     4.00            540,628      5.00

Commerce NJ Risk based capital ratios:
      Tier 1                                     $375,144      9.61%         $156,111     4.00%          $234,167      6.00%
      Total capital                               419,926     10.76           312,222     8.00            390,278     10.00
   Leverage ratio                                 375,144      6.01           249,852     4.00            312,315      5.00

December 31, 2000
Company
   Risk based capital ratios:
      Tier I                                     $551,167     10.79%         $204,316     4.00%          $306,474      6.00%
      Total capital                               609,047     11.92           408,633     8.00            510,791     10.00
   Leverage ratio                                 551,167      6.92           318,444     4.00            398,055      5.00

Commerce NJ Risk based capital ratios:
      Tier 1                                     $288,630      9.80%         $117,775     4.00%          $176,663      6.00%
      Total capital                               317,052     10.77           235,550     8.00            294,438     10.00
   Leverage ratio                                 288,630      6.51           177,474     4.00            221,843      5.00

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

19.  Segment Reporting

The Company operates one reportable segment of business, Community Banks, which includes Commerce NJ, Commerce PA, Commerce Shore, Commerce North, and Commerce Delaware. Through its Community Banks, the Company provides a broad range of retail and commercial banking services, and corporate trust services. Parent/Other includes the holding company, Commerce National Insurance (whose revenues of $49.8 million, $45.6 million and $32.4 2 million in 2001, 2000 and 1999, respectively, were reported in other operating income), CCMI (whose noninterest revenues of $22.8 million, $15.3 million and $12.5 million in 2001, 2000 and 1999, respectively, were reported in other operating income), and Commerce Capital Trust I.

Selected segment information for each of the three years ended December 31 is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                      2001                                2000                               1999
------------------------------------------------------------------------------------------------------------------------------------
                        Community    Parent/                 Community   Parent/                Community   Parent/
                          Banks       Other       Total        Banks      Other       Total       Banks      Other        Total
------------------------------------------------------------------------------------------------------------------------------------
Net interest income      $ 402,040   $   (714)   $ 401,326    $298,985    $(2,055)   $296,930  $  251,132   $ (6,765)  $   244,367
Provision for loan
     losses                 26,384                  26,384      13,931                 13,931       9,175                    9,175
------------------------------------------------------------------------------------------------------------------------------------
Net interest income
     after provision       375,656       (714)     374,942     285,054     (2,055)    282,999     241,957     (6,765)      235,192
Noninterest income         125,418     71,387      196,805      90,464     60,296     150,760      66,127     48,469       114,596
Noninterest expense        358,870     61,166      420,036     263,001     52,356     315,357     209,808     42,715       252,523
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before
     income taxes          142,204      9,507      151,711     112,517      5,885     118,402      98,276     (1,011)       97,265
Income tax expense
     (benefit)              46,630      2,059       48,689      35,255      3,100      38,355      31,963       (658)       31,305
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)       $   95,574   $  7,448    $ 103,022     $77,262     $2,785     $80,047  $   66,313   $   (353)   $   65,960
------------------------------------------------------------------------------------------------------------------------------------
Average assets
     (in thousands)     $8,547,839   $998,955   $9,546,794  $6,626,429   $722,534  $7,348,963  $5,301,844   $602,025    $5,903,869
------------------------------------------------------------------------------------------------------------------------------------

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

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

20.  Derivative Financial Instruments


As part of CCMI's broker-dealer activities, the Company maintains a trading securities portfolio for distribution to its customers in order to meet those customers' needs. In order to reduce the exposure to market risk relating to the inventory, the Company buys and sells a variety of derivative financial instruments including futures and option contracts. Market risk includes changes in interest rates or value fluctuations in the underlying financial instruments. The Company uses notional (contract) amounts to measure derivative activity. Notional amounts are not included on the balance sheet, as those amounts are not actually paid or received at settlement. The following table reflects the open commitments for futures and options and the associated unrealized gains (losses) for the year ended December 31, 2001:

  ------------------------------------------------------------------------------
                                              Notional               Unrealized
                                               Amount               Gain (Loss)
                                            Long (Short)                Net
  ------------------------------------------------------------------------------

  Municipal bond futures                       $(62,600)                $241
  Treasury bond futures                           1,000                  (36)
  Treasury bond put options                       6,500                  (43)
  Treasury bond call options                    (76,000)                 (46)
  ------------------------------------------------------------------------------
  Total                                       $(131,100)                $116
  ------------------------------------------------------------------------------

The average notional amount for futures and options contracts for the year ended December 31, 2001 was $62.3 million and $126.0 million, respectively. Realized and unrealized gains and losses related to derivative financial instruments are included in other operating income in the statement of income.

Commerce Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

21.  Subsequent Event (Unaudited)

On February 27, 2002, the Company announced that it proposes to privately sell up to $175 million of convertible trust preferred shares comprised of preferred securities issued by a business trust to be formed by Commerce Bancorp. The offering will be made pursuant to SEC Rule 144A only to qualified institutional and certain other accredited investors. The Company intends to file a registration statement with the SEC to register the resale of the trust preferred and the underlying common securities by the purchasers in the private placement. The proceeds of the offering will be used for general corporate purposes, including among other things contributions to the capital of subsidiary banks to fund their growth and operations. A portion of the proceeds may also be used to repay currently outstanding debt.

Commerce Bancorp, Inc. and Subsidiaries Report of Independent Auditors

The Board of Directors and Stockholders
Commerce Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Commerce Bancorp, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Bancorp, Inc. and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


                                                               Ernst & Young LLP

Philadelphia, Pennsylvania
January 25, 2002

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

                    10.8 Ground lease, dated April 15, 1986, between Commerce NJ and U.S. Equities, relating to one of Commerce NJ's branch offices in Washington Township, New Jersey. (D)
                    10.9   Ground lease, dated February 1, 1988,
                           between Commerce NJ and Diversified
                           Properties of New Jersey, relating to one of Commerce NJ's branch offices in Washington Township, New Jersey. (D)
                    10.10 Ground lease, dated February 15, 1988, between Commerce NJ and Diversified Properties of New Jersey, relating to one of Commerce NJ's branch offices in Cherry Hill, New Jersey. (D)
                    *10.11 The Company's 1989 Stock Option Plan for
                           Non-Employee Directors. (E)
                    *10.12 A copy of employment contracts with Vernon
                           W. Hill, II, C. Edward Jordan, Jr., and
                           Peter Musumeci, Jr., dated January 2, 1992.
                           (G)
                    *10.13 A copy of the Retirement Plan for Outside
                           Directors of Commerce Bancorp, Inc. (H)
                    *10.14 The Company's 1994 Employee Stock Option
                           Plan. (J)
                    *10.15 The Company's 1997 Employee Stock Option
                           Plan. (L)
                    *10.16 A copy of employment contracts with Dennis
                           M. DiFlorio and Robert D. Falese dated
                           January 1, 1998. (N)
                    10.17 Ground lease, dated June 1, 1994, between Commerce NJ and Absecon Associates, L.L.C., relating to Commerce NJ's branch office in Absecon, New Jersey. (N)
                    10.18 Ground lease, dated September 11, 1995, between Commerce Shore and Whiting
                           Equities, L.L.C., relating to Commerce
                           Shore's branch office in Manchester
                           Township, New Jersey. (N)
                    10.19  Ground lease, dated November 1, 1995,
                           between Commerce NJ and Evesboro
                           Associates, L.L.C., relating to Commerce
                           NJ's branch office in Evesham Township, New
                           Jersey. (N)
                    10.20  Ground lease, dated October 1, 1996,
                           between Commerce NJ and Triad Equities,
                           L.L.C., relating to one of Commerce NJ's branch offices in Gloucester Township, New Jersey. (N)
                    10.21  Ground lease, dated October 11, 1996,
                           between Commerce PA and Plymouth Equities,
                           L.L.C., relating to Commerce PA's branch office in Plymouth Township, PA. (N)
                    10.22  Ground lease, dated January 16, 1998,
                           between Commerce NJ and Ewing Equities,
                           L.L.C., relating to Commerce NJ's branch in Ewing, New Jersey. (P)
                    *10.23 The Company's 1998 Stock Option Plan for
                           Non-Employee Directors. (O)
                    10.24 Ground lease, dated July 31, 1998, between Commerce NJ and English Creek Properties, L.L.C., relating to Commerce NJ's branch in Egg Harbor Township, New Jersey. (P)
                    10.25 Ground lease, dated November 30, 1998, between Commerce Shore and Brick/Burnt Tavern Equities, L.L.C., relating to Commerce Shore's branch office in Brick, New Jersey. (Q)
                    10.26 Ground lease, dated November 30, 1998, between Commerce Shore and Aberdeen Equities, L.L.C., relating to Commerce Shore's branch office in Aberdeen, New Jersey. (Q)
                    10.27 Ground lease, dated November 30, 1998, between Commerce NJ and Hamilton/Wash Properties, L.L.C., relating to Commerce NJ's branch office in Hamilton Township, New Jersey. (Q)
                    10.28 Ground lease, dated April 2, 1999, between Commerce PA and Abington Equities, L.L.C., relating to Commerce PA's branch office in Abington Township, Pennsylvania. (Q)
                    10.29 Ground lease, dated October, 1999, between Commerce PA and Bensalem Equities, L.L.C., relating to Commerce PA's branch office in Bensalem, Pennsylvania. (R)
                    10.30 Ground lease, dated June 9, 2000, between Commerce NJ and Galloway Equities, L.L.C., relating to Commerce NJ's branch office in Galloway, New Jersey. (R)
                    10.31 Ground lease, dated December 11, 2000, between Commerce PA and Chadds Ford Equities, L.L.C., relating to Commerce PA's branch office in Chadds Ford, Pennsylvania.
                    10.32 Ground lease, dated March 10, 2000, between Commerce PA and Chalfont Equities, L.L.C., relating to Commerce PA's branch office in New Britain Township, Pennsylvania.
                    10.33  Ground lease, dated January 4, 2001,
                           between Commerce PA and Warminster
                           Equities, L.L.C., relating to Commerce PA's branch office in Warminster Township, Pennsylvania.
                    11.1   Computation of Net Income Per Share
                           (incorporated by reference from PART II, Item 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA" of this
                           Report on Form 10-K.)
                    21.1 Subsidiaries of the Company (incorporated by reference from PART I, Item 1. "BUSINESS" of this Report on Form 10-K.)
                    23.1   Consent of Ernst & Young LLP.

                ______________
                    (A)    Incorporated by reference from the
                           Company's Registration Statement on Form
                           S-1, and Amendments Nos. I and 2 thereto
                           (Registration No. 2-94189).
                    (B)    Incorporated by reference from the
                           Company's Registration Statement on Form
                           S-2 (Registration No 33-12603).
                    (C)    Incorporated by reference from the
                           Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
                    (D)    Incorporated by reference from the
                           Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
                    (E)    Incorporated by reference from the
                           Company's Registration Statement on Form
                           S-2 and Amendments Nos. 1 and 2 thereto
                           (Registration No. 33-31042).
                    (F)    Incorporated by reference from the
                           Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
                    (G)    Incorporated by reference from the
                           Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
                    (H)    Incorporated by reference from the
                           Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
                    (I)    Incorporated by reference from the
                           Company's Registration Statement on Form
                           S-2 and Amendments Nos. 1 and 2 thereto
                           (Registration No. 33-62702).
                    (J)    Incorporated by reference from the
                           Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
                    (K)    Incorporated by reference from the
                           Company's Registration Statement on Form
                           S-4 (Registration No. 333-10771).
                    (L)    Incorporated by reference from the
                           Company's Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders,
                           Exhibit A thereto.
                    (M)    Incorporated by reference from the
                           Company's Registration Statement on Form
                           S-3 (Registration No. 333-28311).
                    (N)    Incorporated by reference from the
                           Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
                    (O)    Incorporated by reference from the
                           Company's Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders,
                           Exhibit A thereto.
                    (P)    Incorporated by reference from the
                           Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
                    (Q)    Incorporated by reference from the
                           Company's Annual Report on Form 10-K for the year ended December 31, 1999.
                    (R)    Incorporated by reference from the
                           Company's Annual Report on Form 10-K for the year ended December 31, 2000.
                     * Management contract or compensation plan or arrangement.
               (b) There were no reports on Form 8-K filed in the fourth quarter of 2001.
               (c)(d) Exhibits and Financial Statement Schedules - All other exhibits and schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

Item 15.    Signatures


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Commerce Bancorp, Inc.

                                         By        /s/ VERNON W. HILL, II
                                             -----------------------------------
                                                     Vernon W. Hill, II
Date: March 6, 2002                          Chairman of the Board and President

                                         By         /s/ DOUGLAS J. PAULS
                                             -----------------------------------
                                                      Douglas J. Pauls
                                                  Senior Vice President and
                                                   Chief Financial Officer
                                                    (Principal Financial
                                                   and Accounting Officer)

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

            Signature                                       Title                             Date
            ---------                                       -----                             ----

 /s/     VERNON W. HILL, II                 Chairman of the Board and President         March 6, 2002
--------------------------------------      (Principal Executive Officer)
         Vernon W. Hill, II

 /s/    C. EDWARD JORDAN JR.                Executive Vice President and Director       March 6, 2002
--------------------------------------
        C. Edward Jordan Jr.

 /s/       ROBERT C. BECK                   Secretary and Director                      March 6, 2002
--------------------------------------
           Robert C. Beck

 /s/       JACK R BERSHAD                   Director                                    March 6, 2002
--------------------------------------
           Jack R Bershad

 /s/       JOSEPH BUCKELEW                  Director                                    March 6, 2002
--------------------------------------
           Joseph Buckelew

 /s/       MORTON N. KERR                   Director                                    March 6, 2002
--------------------------------------
           Morton N. Kerr

 /s/       STEVEN M. LEWIS                  Director                                    March 6, 2002
--------------------------------------
           Steven M. Lewis

 /s/      DANIEL J. RAGONE                  Director                                    March 6, 2002
--------------------------------------
          Daniel J. Ragone

 /s/   WILLIAM A. SCHWARTZ JR.              Director                                    March 6, 2002
--------------------------------------
       William A. Schwartz Jr.

 /s/   JOSEPH T. TARQUINI JR.               Director                                    March 6, 2002
--------------------------------------
       Joseph T. Tarquini Jr.

 /s/     FRANK C. VIDEON SR.                Director                                    March 6, 2002
--------------------------------------
         Frank C. Videon Sr.