Form 10-Q
period 2002-03-31
COMMERCE BANCORP INC /NJ/
filed 2002-05-15
CIK 715096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended March 31, 2002
                           --------------

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from ______________ to ______________

                            Commission File #0-12874
                                             -------


                                COMMERCE BANCORP
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

    Common Stock                                           66,503,433
--------------------------------------------------------------------------------
  (Title of Class)                                  (No. of Shares Outstanding
                                                          as of 5/8/02)

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                      INDEX

                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets (unaudited)
         March 31, 2002 and December 31, 2001..................................1

         Consolidated Statements of Income (unaudited)
         Three months ended March 31, 2002 and
         March 31, 2001........................................................2

         Consolidated Statements of Cash Flows (unaudited)
         Three months ended March 31, 2002 and
         March 31, 2001........................................................3

         Consolidated Statement of Changes in Stockholders' Equity
         (unaudited) Three months ended March 31, 2002.........................4

         Notes to Consolidated Financial Statements (unaudited)................5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation....................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........16

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................17

                                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                                   (unaudited)

                  ------------------------------------------------------------------------------------------------
                                                                                  March 31,        December 31,
                                                                                 ---------------------------------
                  (dollars in thousands)                                             2002              2001
                  ------------------------------------------------------------------------------------------------
Assets            Cash and due from banks                                         $   495,519       $   557,738
                  Loans held for sale                                                  39,616            73,261
                  Trading securities                                                  243,186           282,811
                  Securities available for sale                                     5,193,533         4,152,704
                  Securities held to maturity
                       (market value 03/02-$1,024,964; 12/01-$1,146,345)            1,013,692         1,132,172
                  Loans                                                             4,902,410         4,583,412
                       Less allowance for loan losses                                  72,253            66,981
                                                                                 -------------   ---------------
                                                                                    4,830,157         4,516,431
                  Bank premises and equipment, net                                    389,117           362,992
                  Other assets                                                        279,813           285,594
                                                                                 -------------   ---------------
                                                                                  $12,484,633       $11,363,703
                                                                                 =============   ===============

Liabilities       Deposits:
                       Demand:
                           Interest-bearing                                       $ 3,879,973       $ 3,608,709
                           Noninterest-bearing                                      2,539,171         2,403,637
                       Savings                                                      2,201,908         1,925,919
                       Time                                                         2,699,811         2,247,329
                                                                                 -------------   ---------------
                           Total deposits                                          11,320,863        10,185,594

                  Other borrowed money                                                 81,567           264,554
                  Other liabilities                                                   151,453           196,485
                  Trust Capital Securities - Commerce Capital Trust I                  57,500            57,500
                  Convertible Trust Capital Securities - Commerce Capital
                       Trust II                                                       200,000                 0
                  Long-term debt                                                       23,000            23,000
                                                                                 -------------   ---------------
                                                                                   11,834,383        10,727,133

Stockholders'     Common stock, 66,490,526 shares
Equity                 issued (65,832,559 shares in 2001)                              66,491            65,833
                  Capital in excess of par or stated value                            478,188           461,897
                  Retained earnings                                                   116,601            94,698
                  Accumulated other comprehensive income                               (9,408)           15,764
                                                                                 -------------   ---------------
                                                                                      651,872           638,192

                  Less treasury stock, at cost, 200,118 shares                          1,622             1,622
                                                                                 -------------   ---------------
                           Total stockholders' equity                                 650,250           636,570
                                                                                 -------------   ---------------

                                                                                  $12,484,633       $11,363,703
                                                                                 =============   ===============
                                             See accompanying notes.

                                                        1

                                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                   (unaudited)

                  -----------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                -------------------------------
                  (dollars in thousands, except per share amounts)                  2002             2001
                  -----------------------------------------------------------------------------------------------
Interest          Interest and fees on loans                                         $ 81,823         $ 79,739
income            Interest on investments                                              86,217           61,450
                  Other interest                                                          164            1,890
                                                                                --------------   --------------
                           Total interest income                                      168,204          143,079
                                                                                --------------   --------------

Interest          Interest on deposits:
expense                Demand                                                          12,908           18,034
                       Savings                                                          7,078            8,895
                       Time                                                            21,281           27,242
                                                                                --------------   --------------
                           Total interest on deposits                                  41,267           54,171
                  Interest on other borrowed money                                        426            1,573
                  Interest on long-term debt                                            2,432            1,595
                                                                                --------------   --------------
                           Total interest expense                                      44,125           57,339
                                                                                --------------   --------------

                  Net interest income                                                 124,079           85,740
                  Provision for loan losses                                             6,900            4,609
                                                                                --------------   --------------
                  Net interest income after provision for loan losses                 117,179           81,131

Noninterest       Deposit charges and service fees                                     25,057           17,164
income            Other operating income                                               30,833           25,964
                  Net investment securities gains                                           0              980
                                                                                --------------   --------------
                           Total noninterest income                                    55,890           44,108
                                                                                --------------   --------------

Noninterest       Salaries and benefits                                                60,145           43,927
expense           Occupancy                                                            12,098            8,798
                  Furniture and equipment                                              15,105           11,606
                  Office                                                                6,916            6,066
                  Audit and regulatory fees and assessments                             1,205              960
                  Marketing                                                             4,861            2,264
                  Other                                                                25,591           16,733
                                                                                --------------   --------------
                           Total noninterest expenses                                 125,921           90,354
                                                                                --------------   --------------

                  Income before income taxes                                           47,148           34,885
                  Provision for federal and state income taxes                         15,398           11,484
                                                                                --------------   --------------
                  Net income                                                         $ 31,750         $ 23,401
                                                                                ==============   ==============

                  Net income per common and common equivalent share:
                       Basic                                                         $   0.48         $   0.37
                                                                                --------------   --------------
                       Diluted                                                       $   0.45         $   0.35
                                                                                --------------   --------------
                  Average common and common equivalent shares outstanding:
                       Basic                                                           65,995           63,814
                                                                                --------------   --------------
                       Diluted                                                         70,033           66,876
                                                                                --------------   --------------
                  Cash dividends, common stock                                       $   0.15         $   0.13
                                                                                ==============   ==============
                                             See accompanying notes.

                                                        2

                                         COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (unaudited)

                  ------------------------------------------------------------------------------------------------------
                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                       ---------------------------------
                  (dollars in thousands)                                                   2002               2001
                  ------------------------------------------------------------------------------------------------------
Operating         Net income                                                                 $31,750           $ 23,401
activities        Adjustments to reconcile net income to net cash
                     provided by operating activities:
                       Provision for loan losses                                               6,900              4,609
                       Provision for depreciation, amortization and accretion                 13,531              9,915
                       Gains on sales of securities available for sale                             0               (980)
                       Proceeds from sales of loans held for sale                            290,945            112,515
                       Originations of loans held for sale                                  (257,300)           (98,847)
                       Net loan chargeoffs                                                    (1,628)            (1,132)
                       Net decrease (increase) in trading securities                          39,625            (65,682)
                       Decrease (increase) in other assets                                    19,401            (27,927)
                       (Decrease) increase in other liabilities                              (45,032)            98,808
                  ------------------------------------------------------------------------------------------------------
                             Net cash provided by operating activities                        98,192             54,680

Investing         Proceeds from the sales of securities available for sale                   275,325            185,229
activities        Proceeds from the maturity of securities available for sale                396,716            158,954
                  Proceeds from the maturity of securities held to maturity                  135,619             82,281
                  Purchase of securities available for sale                               (1,752,379)          (687,657)
                  Purchase of securities held to maturity                                    (17,823)           (18,843)
                  Net increase in loans                                                     (325,675)          (162,873)
                  Proceeds from sales of loans                                                 6,677              3,093
                  Purchases of premises and equipment                                        (38,257)           (19,322)
                  ------------------------------------------------------------------------------------------------------
                             Net cash used by investing activities                        (1,319,797)          (459,138)

Financing         Net increase in demand and savings deposits                                682,787            288,476
activities        Net increase in time deposits                                              452,482            434,381
                  Net decrease in other borrowed money                                      (182,987)          (217,304)
                  Issuance of Convertible Trust Capital Securities                           200,000                  0
                  Dividends paid                                                              (9,846)            (8,747)
                  Proceeds from issuance of common stock under
                     dividend reinvestment and other stock plans                              16,950             14,069
                  Other                                                                            0               (343)
                  ------------------------------------------------------------------------------------------------------
                             Net cash provided by financing activities                     1,159,386            510,532

                  (Decrease) increase in cash and cash equivalents                           (62,219)           106,074
                  Cash and cash equivalents at beginning of year                             557,738            495,918
                  ------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of period                                $495,519           $601,992
                  ======================================================================================================

                  Supplemental  disclosures of cash flow information:
                     Cash paid during the period for:
                       Interest                                                              $43,053           $ 52,597
                       Income taxes                                                                0                  0

                  ------------------------------------------------------------------------------------------------------
                                                 See accompanying notes.



                                               COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                      Consolidated Statement of Changes in Stockholders' Equity

Three months ended March 31, 2002
(in thousands, except per share amounts)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                Capital in                             Accumulated
                                                                Excess of                                 Other
                                                      Common      Par or      Retained    Treasury    Comprehensive
                                                       Stock   Stated Value   Earnings     Stock         Income          Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001                          $65,833     $461,897    $ 94,698    $(1,622)       $ 15,764     $636,570
Net income                                                                       31,750                                  31,750
   Other Comprehensive Income, net of tax
     Unrealized loss on securities (pre-tax
($38,921))                                                                                                 (25,172)     (25,172)
     Reclassification adjustment (pre-tax $0)                                                                    0            0
                                                                                                                    ---------------
   Other comprehensive income                                                                                           (25,172)
Total comprehensive income                                                                                                6,578
Cash dividends paid                                                              (9,846)                                 (9,846)
Shares issued under dividend reinvestment
   and compensation and benefit plans (658 shares)         658       16,292                                              16,950
Other                                                                    (1)         (1)                                     (2)
-----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2002                             $66,491     $478,188    $116,601    $(1,622)       $ (9,408)    $650,250
-----------------------------------------------------------------------------------------------------------------------------------


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

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the period ended December 31, 2001. The results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The consolidated financial statements include the accounts of Commerce Bancorp, Inc. and all of its subsidiaries, including Commerce Bank, N.A. (Commerce NJ), Commerce Bank/Pennsylvania, N.A., Commerce Bank/Shore, N.A., Commerce Bank/North, Commerce Bank/Delaware, N.A., Commerce National Insurance Services, Inc. (Commerce National Insurance), Commerce Capital Trust I, Commerce Capital Trust II, and Commerce Capital Markets, Inc. (CCMI). All material intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with 2002 presentation. All common stock and per share amounts have been adjusted to reflect the 2 for 1 stock split with a record date of December 3, 2001.

B.   Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

C.   Comprehensive Income

Total comprehensive income, which for the Company included net income and unrealized gains and losses on the Company's available for sale securities, amounted to $6.6 million and $42.9 million, respectively, for the three months ended March 31, 2002 and 2001.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

D.   Segment Information

Selected segment information is as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                       Three Months Ended
                                                   March 31, 2002                           March 31, 2001
                                        Community      Parent/                   Community      Parent/
                                          Banks         Other        Total         Banks         Other        Total
-------------------------------------------------------------------------------------------------------------------------
Net interest income                   $   125,470   $   (1,391)  $ 124,079    $   85,880     $   (140)    $  85,740
Provision for loan losses                   6,900            -       6,900         4,609            -         4,609
                                      ---------------------------------------------------------------------------------
Net interest income after provision       118,570       (1,391)    117,179        81,271         (140)       81,131
Noninterest income                         36,048       19,842      55,890        26,378       17,730        44,108
Noninterest expense                       107,852       18,069     125,921        76,108       14,246        90,354
                                      ---------------------------------------------------------------------------------
Income before income taxes                 46,766          382      47,148        31,541        3,344        34,885
Income tax expense                         15,256          142      15,398        10,295        1,189        11,484
                                      ---------------------------------------------------------------------------------
Net income                            $    31,510   $      240   $  31,750       $21,246     $  2,155     $  23,401
                                      =================================================================================

Average assets (in millions)          $    10,495   $    1,196   $  11,691        $7,584     $    901     $   8,485
                                      =================================================================================

E.   Recent Accounting Statement

In conjunction with the issuance of the new guidance for business combinations, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" (FAS
142), which addresses the accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17. Under the provisions of FAS 142, goodwill and certain other intangible assets, which do not possess finite useful lives, will no longer be amortized into net income over an estimated life but rather will be tested at least annually for impairment based on specific guidance provided in the new standard. Intangible assets determined to have finite lives will continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. The provisions of FAS 142, which were adopted by the Company as required effective January 1, 2002, did not have a material impact on the results of operations of the
Company. It is anticipated there will not be any material categorical reclassifications or adjustments to the useful lives of finite-lived intangible assets as a result of adopting the new guidance.

F.   Trust Capital Securities

On June 9,  1997,  the  Company  issued  $57.5  million of 8.75%  Trust  Capital
Securities through Commerce Capital Trust I, a formed Delaware business trust subsidiary of the Company. The net proceeds of the offering were used for general corporate purposes. All $57.5 million of the Trust Capital Securities qualify as Tier 1 capital for regulatory capital purposes. All of these Trust Capital Securities have been called for mandatory redemption on July 1, 2002 at the stated liquidation amount ($25 per capital security) plus accrued and unpaid distributions thereon to July 1, 2002.

On March 11, 2002 the Company issued $200 million of 5.95% convertible trust preferred securities through Commerce Capital Trust II, a newly formed Delaware business trust subsidiary of the Company. Holders of the convertible trust preferred securities may convert each security into 0.9478 shares of Company common stock, subject to adjustment, if (1) the closing sale price of Company common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of any calendar quarter beginning with the quarter ending June 30, 2002 is more than 110% of the convertible trust preferred securities conversion price then in effect on the last day of such calendar quarter, (2) the assigned credit rating by Moody's of the convertible trust preferred securities is at or below Bal, (3) the convertible trust preferred securities are called for redemption, or (4) specified corporate transactions have occurred. The net proceeds of this offering will be used for general corporate purposes, including the redemption of the Company's $57.5 million of 8.75% Capital Trust I securities and the repayment of the Company's $23.0 million of 8 3/8% subordinated notes.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

G.   Earnings Per Share

The calculation of earnings per share follows (in thousands, except for per share amounts):

                                                             Three Months Ended
                                                                   March 31,
                                                    ----------------------------------
                                                          2002             2001
--------------------------------------------------------------------------------------
Basic:
Net income                                                  $31,750          $23,401
                                                    ==================================
Average common shares outstanding                            65,995           63,814
                                                    ==================================
Net income per share of common share                        $  0.48          $  0.37
                                                    ==================================

Diluted:
   Net income                                               $31,750          $23,401
                                                    ==================================

   Average common shares outstanding                         65,995           63,814
   Additional shares considered in diluted
   computation assuming:
     Exercise of stock options                                4,038            3,062
                                                    ----------------------------------
Average number of shares outstanding
   on a diluted basis                                        70,033           66,876
                                                    ==================================
Net income per common share - diluted                       $  0.45          $  0.35
                                                    ==================================

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
         ----------------------------------------------------------------

Capital Resources
-----------------

At March 31, 2002, stockholders' equity totaled $650.3 million or 5.21% of total assets, compared to $636.6 million or 5.60% of total assets at December 31, 2001.

The table below presents the Company's and Commerce NJ's risk-based and leverage ratios at March 31, 2002 and 2001:

                                                                             Per Regulatory Guidelines
                                                                 ---------------------------------------------------
                                               Actual                    Minimum              "Well Capitalized"
                                         Amount      Ratio         Amount      Ratio          Amount      Ratio
--------------------------------------------------------------------------------------------------------------------
March 31, 2002
Company
     Risk based capital ratios:
       Tier 1                             $883,431       12.94%     $273,067        4.00%      $409,601        6.00%
       Total capital                       990,846       14.51       546,135        8.00        682,668       10.00
     Leverage ratio                        883,431        7.57       466,568        4.00        583,210        5.00

Commerce NJ
     Risk based capital ratios:
       Tier 1                             $406,225        9.70%     $167,498        4.00%      $251,247        6.00%
       Total capital                       452,595       10.81       334,996        8.00        418,744       10.00
     Leverage ratio                        406,225        6.00       270,739        4.00        338,424        5.00

March 31, 2001
Company
     Risk based capital ratios:
       Tier 1                             $579,674       10.80%     $214,618        4.00%      $321,927        6.00%
       Total capital                       641,031       11.95       429,236        8.00        536,545       10.00
     Leverage ratio                        579,674        6.84       339,013        4.00        423,766        5.00

Commerce NJ
     Risk based capital ratios:
       Tier 1                             $302,796       10.00%     $121,071        4.00%      $181,607        6.00%
       Total capital                       333,115       11.01       242,143        8.00        302,678       10.00
     Leverage ratio                        302,796        6.62       182,973        4.00        228,716        5.00


At March 31, 2002, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes that as of March 31, 2002, the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

Deposits
--------

Total deposits at March 31, 2002 were $11.3 billion, up $3.21 billion, or 40% over total deposits of $8.11 billion at March 31, 2001, and up by $1.14 billion, or 11% from year-end 2001. Deposit growth during the first three months of 2002 included core deposit growth in all categories as well as growth from the public sector. The Company experienced "same-store core deposit growth" of 28% at March 31, 2002 as compared to deposits a year ago for those branches open for more than two years.

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

The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate 200 basis point change during the next year, with rates remaining constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 15% of net income in the flat rate scenario in the first year and within 30% over the two year time frame. At March 31, 2002, the Company's income simulation model indicates net income would decrease by 2.64% and by 10.97% in the first year and over a two year time frame, respectively, if rates decreased as described above, as compared to an increase of 3.60% and decrease of 0.27%, respectively, at March 31, 2001. At March 31, 2002, the model projects that net income would decrease by 0.88% and increase 4.88% in the first year and over a two year time frame, respectively, if rates increased as described above, as compared to a decrease by 5.77% and 4.79%, respectively, at March 31, 2001. All of these net income projections are within an acceptable level of interest rate risk pursuant to the policy established by ALCO.

In the event the Company's interest rate risk models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point change would result in the loss of 50% or more of the excess of market value over book value in the current rate scenario. At March 31, 2002, the market value of equity model indicates an acceptable level of interest rate risk.

Liquidity involves the Company's ability to raise funds to support asset growth or decrease assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company's liquidity needs are primarily met by growth in core deposits, its cash and federal funds sold position, cash flow from its amortizing investment and loan portfolios, as well as the use of short-term borrowings, as required. If necessary, the Company has the ability to raise liquidity through collateralized borrowings, FHLB advances, or the sale of its available for sale investment portfolio. As of March 31, 2002 the Company had in excess of $4.7 billion in immediately available liquidity which includes securities that could be sold or used for collateralized borrowings, cash on hand, and borrowing capacities under existing lines of credit. During the first three months of 2002, deposit growth and long-term borrowings (Commerce Capital Trust II) were used to fund growth in the loan portfolio and purchase additional investment securities.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Short-Term Borrowings
---------------------

Short-term borrowings, or other borrowed money, consist primarily of securities sold under agreements to repurchase and overnight lines of credit, and are used to meet short term funding needs. During the first three months of 2002, the Company significantly reduced its short-term borrowings, primarily through increased deposits. At March 31, 2002, short-term borrowings aggregated $81.6 million and had an average rate of 1.55%, as compared to $264.6 million at an average rate of 1.78% at December 31, 2001.

Interest Earning Assets
-----------------------

For the three month period ended March 31, 2002, interest earning assets increased $1.17 billion from $10.2 billion to $11.4 billion. This increase was primarily in investment securities and the loan portfolio as described below.

Loans
-----

During the first three months of 2002, loans increased $313.7 million from $4.5 billion to $4.8 billion. At March 31, 2002, loans represented 43% of total deposits and 39% of total assets. All segments of the loan portfolio experienced growth in the first three months of 2002, including loans secured by commercial real estate properties, commercial loans, and consumer loans.

The following table summarizes the loan portfolio of the Company by type of loan as of the dates shown.

                                                            March 31,         December 31,
                                                    ---------------------------------------
                                                              2002                2001
                                                    ---------------------------------------
(dollars in thousands)
Commercial real estate:
   Owner-occupied                                         $  833,121            $  750,562
   Investor developer                                        720,964               664,605
   Construction                                              477,089               460,957
                                                    ---------------------------------------
                                                           2,031,174             1,876,124
Commercial:
   Term                                                      635,939               600,374
   Line of credit                                            552,858               556,977
   Demand                                                        410                   440
                                                    ---------------------------------------
                                                           1,189,207             1,157,791
Consumer:
   Mortgages (1-4 family residential)                        539,360               471,680
   Installment                                               158,535               161,647
   Home equity                                               938,444               872,974
   Credit lines                                               45,690                43,196
                                                    ---------------------------------------
                                                           1,682,029             1,549,497
                                                    ---------------------------------------
     Total loans                                          $4,902,410            $4,583,412
                                                    =======================================

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Investments
-----------

In total, for the first three months of 2002, securities increased $882.7 million from $5.6 billion to $6.4 billion. The available for sale portfolio increased $1.04 billion to $5.2 billion at March 31, 2002 from $4.2 billion at December 31, 2001, and the securities held to maturity portfolio decreased $118.5 million to $1.0 billion at March 31, 2002 from $1.1 billion at year-end 2001. The portfolio of trading securities decreased $39.6 million from year-end 2001 to $243.2 million at March 31, 2002. At March 31, 2002, the average life of the investment portfolio was approximately 5.8 years, and the duration was approximately 4.3 years. At March 31, 2002, total securities represented 52% of total assets.

The following table summarizes the book value of securities available for sale and securities held to maturity by the Company as of the dates shown.

                                                                  March 31,    December 31,
                                                           ---------------------------------
                                                                    2002             2001
                                                           ---------------------------------
                                                                   (dollars in thousands)
U.S. Government agency and mortgage backed obligations          $5,055,481       $3,994,523
Obligations of state and political subdivisions                     93,210           82,922
Equity securities                                                   27,274           16,325
Other                                                               17,568           58,934
                                                           ---------------------------------
     Securities available for sale                              $5,193,533       $4,152,704
                                                           =================================

U.S. Government agency and mortgage backed obligations            $925,196       $1,044,266
Obligations of state and political subdivisions                     46,848           50,602
Other                                                               41,648           37,304
                                                           ---------------------------------
     Securities held to maturity                                $1,013,692       $1,132,172
                                                           =================================

Net Income
----------

Net income for the first quarter of 2002 was $31.8 million, an increase of $8.3 million or 36% over the $23.4 million recorded for the first quarter of 2001. On a per share basis, diluted net income for the first quarter of 2002 was $0.45 per common share compared to $0.35 per common share for the first quarter of 2001.

Return on average assets (ROA) and return on average equity (ROE) for the first quarter of 2002 were 1.09% and 19.00%, respectively, compared to 1.10% and 17.92%, respectively, for the same 2001 period.

Net Interest Income
-------------------

Net interest income totaled $124.1 million for the first quarter of 2002, an increase of $38.3 million or 45% from $85.7 million in the first quarter of 2001. The improvement in net interest income was due primarily to volume increases in the loan and investment portfolios.

The following table sets forth balance sheet items on a daily average basis for the three months ended March 31, 2002, December 31, 2001 and March 31, 2001 and presents the daily average interest earned on assets and paid on liabilities for such periods.

                                               COMMERCE BANCORP, INC. AND SUBSIDIARIES

                                              Average Balances and Net Interest Income

                                 --------------------------------------------------------------------------------------------------
                                             March 2002                       December 2001                    March 2001
                                 ----------------------------------- -------------------------------  -----------------------------
                                   Average                 Average     Average             Average     Average            Average
(dollars in thousands)             Balance      Interest    Rate       Balance   Interest    Rate      Balance   Interest   Rate
                                 ----------------------------------- -------------------------------  -----------------------------
Earning Assets
------------------------------
Investment securities
   Taxable                        $ 5,511,447    $ 83,211      6.12%  $4,897,180  $ 75,980     6.16%  $3,545,486  $ 58,985    6.75%
   Tax-exempt                         110,293       1,665      6.12       85,937     1,287     5.94       73,331     1,271    7.03
   Trading                            189,651       2,960      6.33      212,892     2,708     5.05      173,457     2,522    5.90
                                 ------------  ----------  ---------  ----------  --------  --------  ----------  -------- --------
Total investment securities         5,811,391      87,836      6.13    5,196,009    79,975     6.11    3,792,274    62,777    6.71
Federal funds sold                     40,672         164      1.64      177,235       932     2.09      139,640     1,890    5.49
Loans
   Commercial mortgages             1,828,586      31,304      6.94    1,719,681    31,403     7.24    1,447,861    30,935    8.67
   Commercial                       1,087,048      16,338      6.10    1,024,931    17,047     6.60      859,824    19,277    9.09
   Consumer                         1,656,000      30,936      7.58    1,533,966    30,215     7.81    1,301,795    26,777    8.34
   Tax-exempt                         233,669       4,992      8.66      211,435     4,654     8.73      182,872     4,231    9.38
                                 ------------  ----------  ---------  ----------  --------  --------  ----------  -------- --------
Total loans                         4,805,303      83,570      7.05    4,490,013    83,319     7.36    3,792,352    81,220    8.69
                                 ------------  ----------  ---------  ----------  --------  --------  ----------  -------- --------
Total earning assets              $10,657,366    $171,570      6.53%  $9,863,257  $164,226     6.61%  $7,724,266  $145,887    7.66%
                                 ============                         ==========                      ==========
Sources of Funds
------------------------------
Interest-bearing liabilities
   Regular savings                $ 2,044,873    $  7,078      1.40%  $1,840,806  $  6,942     1.50%  $1,458,658  $  8,895    2.47%
   N.O.W. accounts                    300,742       1,053      1.42      284,453     1,071     1.49      234,575     1,821    3.15
   Money market plus                3,459,619      11,855      1.39    3,235,319    12,130     1.49    2,353,708    16,213    2.79
   Time deposits                    1,673,580      16,004      3.88    1,473,557    15,996     4.31    1,073,283    14,817    5.60
   Public funds                       874,379       5,277      2.45      801,453     6,274     3.11      833,738    12,425    6.04
                                 ------------  ----------  ---------  ----------  --------  --------  ----------  -------- --------
     Total deposits                 8,353,193      41,267      2.00    7,635,588    42,413     2.20    5,953,962    54,171    3.69

   Other borrowed money               102,611         426      1.68      120,910       289     0.95      102,372     1,573    6.23
   Long-term debt                     127,167       2,432      7.76       80,500     1,026     5.06       80,500     1,595    8.04
                                 ------------  ----------  ---------  ----------  --------  --------  ----------  -------- --------
Total deposits and
   interest-bearing
   liabilities                      8,582,971      44,125      2.08    7,836,998    43,728     2.21    6,136,834    57,339    3.79
Noninterest-bearing funds (net)     2,074,395                          2,026,259                       1,587,432
                                 ------------  ----------  ---------  ----------  --------  --------  ----------  -------- --------
Total sources to fund earning
   assets                         $10,657,366      44,125      1.68   $9,863,257    43,728     1.76   $7,724,266    57,339    3.01
                                 ============  ----------  ---------  ----------  --------  --------  ==========  -------- --------
Net interest income and
   margin tax-equivalent basis                   $127,445      4.85%              $120,498     4.85%              $ 88,548    4.65%
                                               ==========  =========              ========  =======               ======== =======
Other Balances
------------------------------
Cash and due from banks              $510,269                           $482,378                        $365,099
Other assets                          592,129                            583,257                         446,313
Total assets                       11,690,615                         10,864,953                       8,485,496
Total deposits                     10,684,272                          9,837,053                       7,682,834
Demand deposits
(noninterest-bearing)               2,331,079                          2,201,465                       1,728,872
Other liabilities                     108,125                            169,174                          97,506
Stockholders' equity                  668,440                            657,316                         522,285
Allowance for loan losses              69,149                             63,939                          50,182


Notes - Weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis assuming a federal tax rate of 35%.
      - Non-accrual loans have been included in the average loan balance
      - Investment securities includes investments available for sale.
      - Consumer loans include mortgage loans held for sale.

                                                                 12

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Noninterest Income
------------------

Noninterest income totaled $55.9 million for the first quarter of 2002, an increase of $11.8 million or 27% from $44.1 million in the first quarter of 2001. The increase was due primarily to increased deposit charges and service fees, which rose $7.9 million over the first quarter of 2001 primarily due to higher transaction volumes. In addition, other operating income increased $4.9 million over the prior year, including increased revenues of $974 thousand from CCMI, the Company's municipal public finance subsidiary and increased revenues of $845 thousand from CNIS, the Company's insurance brokerage subsidiary.

Noninterest Expense
-------------------

For the first quarter of 2002, noninterest expense totaled $125.9 million, an increase of $35.6 million or 39% over the same period in 2001. Contributing to this increase was new branch activity over the past twelve months, with the number of branches increasing from 152 at March 31, 2001 to 187 at March 31, 2002. With the addition of these new offices, staff, facilities, and related expenses rose accordingly. Other noninterest expenses rose $8.9 million over the first quarter of 2001. This increase resulted primarily from higher bank card-related service charges, increased business development expenses, and increased provisions for non-credit-related losses.

The Company's operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 69.80% for the first three months of 2002 as compared to 69.84% for the same 2001 period. The Company's efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

Loan and Asset Quality
----------------------

Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at March 31, 2002 were $19.5 million, or 0.16% of total assets compared to $18.4 million or 0.16% of total assets at December 31, 2001 and $20.9 million or 0.23% of total assets at March 31, 2001.

Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at March 31, 2002 were $16.9 million or 0.34% of total loans compared to $16.8 million or 0.37% of total loans at December 31, 2001 and $19.4 million or 0.50% of total loans at March 31, 2001. At March 31, 2002, loans past due 90 days or more and still accruing interest amounted to $484 thousand compared to $519 thousand at December 31, 2001 and $537 thousand at March 31, 2001. Additional loans considered as potential problem loans by the Company's internal loan review department ($21.9 million at March 31, 2002) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

Other real estate (ORE) at March 31, 2002 totaled $2.6 million compared to $1.5 million at December 31, 2001 and $1.5 million at March 31, 2001. These properties have been written down to the lower of cost or fair value less disposition costs.

Following "Forward Looking Statements" are tabular presentations showing detailed information about the Company's non-performing loans and assets and an analysis of the Company's allowance for loan losses and other related data for March 31, 2002, December 31, 2001, and March 31, 2001.

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

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

The following summary presents information regarding non-performing loans and assets as of March 31, 2002 and the preceding four quarters (dollar amounts in thousands).

                                               March 31,      December 31,   September 30,    June 30,       March 31,
                                                  2002            2001           2001           2001           2001
                                           ---------------------------------------------------------------------------
Non-accrual loans:
   Commercial                                    $ 9,473         $ 6,835       $ 9,196        $10,608        $10,681
   Consumer                                        1,537           1,484         1,382          1,338          1,378
   Real estate:
     Construction                                    181           1,590         1,590          1,590          1,590
     Mortgage                                      5,695           6,924         6,944          5,598          5,756
                                           ---------------------------------------------------------------------------
         Total non-accrual loans                  16,886          16,833        19,112         19,134         19,405
                                           ---------------------------------------------------------------------------

Restructured loans:
   Commercial                                          7               8             9             10             11
   Consumer
   Real estate:
     Construction
     Mortgage
                                           ---------------------------------------------------------------------------
         Total restructured loans                      7               8             9             10             11
                                           ---------------------------------------------------------------------------

Total non-performing loans                        16,893          16,841        19,121         19,144         19,416
                                           ---------------------------------------------------------------------------

Other real estate                                  2,602           1,549         1,671          1,552          1,452
                                           ---------------------------------------------------------------------------

Total non-performing assets                       19,495          18,390        20,792         20,696         20,868
                                           ---------------------------------------------------------------------------

Loans past due 90 days or more
   and still accruing                                484             519           964          1,416            537
                                           ---------------------------------------------------------------------------

Total non-performing assets and
   loans past due 90 days or more                $19,979         $18,909       $21,756        $22,112        $21,405
                                           ===========================================================================

Total non-performing loans as a
   percentage of total period-end loans            0.34%           0.37%         0.44%          0.47%          0.50%

Total non-performing assets as a
   percentage of total period-end assets           0.16%           0.16%         0.20%          0.22%          0.23%

Total non-performing assets and loans
   past due 90 days or more as a
   percentage of total period-end assets           0.16%           0.17%         0.21%          0.24%          0.24%

Allowance for loan losses as a percentage
   of total non-performing loans                    428%            398%          321%           301%           269%

Allowance for loan losses as a percentage
   of total period-end loans                       1.47%           1.46%         1.42%          1.40%          1.36%

Total non-performing assets and loans
   past due 90 days or more as a
   percentage of stockholders' equity and
   allowance for loan losses                          3%              3%            3%             4%             4%

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data: (dollar amounts in thousands)

                                                         Three Months Ended                  Year
                                                    ------------------------------           Ended
                                                     03/31/02           03/31/01           12/31/01
                                                    -----------        -----------         ----------
Balance at beginning of period                         $66,981            $48,680            $48,680
Provisions charged to operating expenses                 6,900              4,609             26,384
                                                    -----------        -----------         ----------
                                                        73,881             53,289             75,064

Recoveries on loans charged-off:
     Commercial                                            190                  9                552
     Consumer                                              115                 41                288
     Commercial real estate                                  1                 12                134
                                                    -----------        -----------         ----------
Total recoveries                                           306                 62                974

Loans charged-off:
     Commercial                                         (1,187)              (358)            (5,862)
     Consumer                                             (724)              (659)            (2,784)
     Commercial real estate                                (23)              (177)              (411)
                                                    -----------        -----------         ----------
Total charge-offs                                       (1,934)            (1,194)            (9,057)
                                                    -----------        -----------         ----------
Net charge-offs                                         (1,628)            (1,132)            (8,083)
                                                    -----------        -----------         ----------

Balance at end of period                               $72,253            $52,157            $66,981
                                                    ===========        ===========         ==========

Net charge-offs as a percentage of
Average loans outstanding                                 0.14%              0.12%              0.19%


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

See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation, Interest Rate Sensitivity and Liquidity.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

The following Current Reports on Form 8-K were filed by the Company during the first quarter ended March 31, 2002:

         (a) Current Report on Form 8-K, dated February 27, 2002, announcing the offering of Commerce Capital Trust II Convertible Trust Preferred Securities

         (b) Current Report on Form 8-K, dated March 6, 2002, announcing the pricing of the Commerce Capital Trust II Convertible Trust Preferred Securities

         (c) Current Report on Form 8-K, dated March 11, 2002, announcing the closing on the Commerce Capital Trust II Convertible Trust Preferred Securities

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










       May 14, 2002                           /s/ DOUGLAS J. PAULS
--------------------------         ---------------------------------------------
          (Date)                                DOUGLAS J. PAULS
                                           SENIOR VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)