Form 10-K/A
period 2001-12-31
COMMERCE BANCORP INC /NJ/
filed 2002-06-28
CIK 715096

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                                EXPLANATORY NOTE

     This Amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 6, 2001, is being filed to provide the financial disclosure required by the Securities and Exchange Commission Form 11-K for the Commerce Bancorp, Inc. 401(K) Retirement Plan.




     COMMERCE BANCORP, INC.
     401(K) RETIREMENT PLAN

     Financial Statements and Supplemental Schedule

     Years ended December 31, 2001 and 2000 with Report of Independent Auditors

                  Commerce Bancorp, Inc. 401(k) Retirement Plan

                 Financial Statements and Supplemental Schedule

                     Years ended December 31, 2001 and 2000




                                    Contents

Report of Independent Auditors..............................................1

Audited Financial Statements

Statements of Assets Available for Benefits.................................2
Statements of Changes in Assets Available for Benefits......................3
Notes to Financial Statements...............................................4


Supplemental Schedule

Schedule of Assets (Held at End of Year)....................................8

                         Report of Independent Auditors

Board of Directors
Commerce Bancorp, Inc.

We have audited the accompanying statements of assets available for benefits of the Commerce Bancorp, Inc. 401(k) Retirement Plan (the Plan) as of December 31, 2001 and 2000, and the related statements of changes in assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for benefits of the Plan at December 31, 2001 and 2000 and the changes in its assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets (held at end of year) as of December 31, 2001, is presented for purposes of additional analysis and is not a required part of the financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan's management. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Ernst & Young, LLP
Philadelphia, Pennsylvania

June 14, 2002

                  Commerce Bancorp, Inc. 401(k) Retirement Plan

                   Statements of Assets Available for Benefits



                                                             December 31
                                                      2001                2000
                                                ------------------ -------------------

Assets
Investments, at fair value                       $52,607,334       $      49,215,121
Contributions receivable:
   Participant                                       230,893                  -
   Employer                                          572,942                  -
                                                ------------------ -------------------
                                                     803,835                  -
Assets available for benefits                    $53,411,169        $     49,215,121
                                                ================== ===================


See accompanying notes.

                                   Commerce Bancorp, Inc. 401(k) Retirement Plan

                              Statements of Changes in Assets Available for Benefits



                                                                              Year ended December 31
                                                                             2001                2000
                                                                       ------------------ -------------------

Additions:
    Contributions:
       Participant contributions                                        $      5,331,117   $      3,463,961
       Employer match contributions                                            2,093,100                  -
       Rollovers and transfers in from other plans                             1,088,663          1,575,296
                                                                       ------------------ -------------------
    Total contributions                                                        8,512,880          5,039,257
    Investment income:
       Net  realized  and  unrealized  appreciation  in fair value of
          investments                                                            635,224          6,739,741
       Interest and dividends                                                    674,704            668,783
                                                                       ------------------ -------------------
    Total investment income                                                    1,309,928          7,408,524
                                                                       ------------------ -------------------
Total additions                                                                9,822,808         12,447,781

Deductions:
    Benefits paid to participants                                              5,593,246          2,935,912
    Other                                                                         33,514              8,232
                                                                       ------------------ -------------------
Total deductions                                                               5,626,760          2,944,144
                                                                       ------------------ -------------------

Net increase                                                                   4,196,048          9,503,637

Assets available for benefits:
    Beginning of year                                                         49,215,121         39,711,484
                                                                       ------------------ -------------------
    End of year                                                         $     53,411,169   $     49,215,121
                                                                       ================== ===================


See accompanying notes.

                  Commerce Bancorp, Inc. 401(k) Retirement Plan

                          Notes to Financial Statements

                                December 31, 2001


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

Participants of various other employee benefit plans became eligible to participate in the Plan as a result of the acquisitions by the Company. The net assets of the other plans were transferred into the Plan during 2001 and 2000, respectively:

                                         2001                2000
                                   ------------------ -------------------

Business Training                  $ .1 million
Traber & Vreeland                                        $ .9 million

Contributions

Each year, participants may contribute up to 15% of pretax annual compensation as defined in the Plan up to maximum IRS limitations. Participants may also contribute amounts representing distributions from other qualified retirement plans. The Company may, but is not obligated to, contribute a matching contribution for the plan year as determined on a periodic basis by the board of directors. In 2001, the Company provided a matching contribution equal to the employee contribution up to a maximum of 2.5% of the employee's salary.

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

Participants vest in the Company matching contributions (if any) based on the following:

Participant's Years of Service                             Vested Percentage
------------------------------------------------------------------------------

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

Payment of Benefits

Benefits are payable upon retirement, death, disability, or termination of employment. Benefits are distributed to the participant or beneficiary in a lump-sum payment as provided in the provisions of the Plan. Included in assets available for benefits at December 31, 2001 and 2000 is $30,000 and $132,000, respectively, which represents amounts due to participants who have requested withdrawals.

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

Effective January 1, 2002, the Commerce Bancorp, Inc. Employee Stock Ownership Plan merged into the Plan. In connection with the merger, $65,944,305 of net assets were transferred into the Plan during January 2002.

Administrative Costs

Administrative costs of the Plan are paid by the Company, unless the Company elects to have such costs paid by the Plan. For 2001 and 2000, no administrative costs were paid by the Plan.

2. Summary of Significant Accounting Policies

Investment Valuation and Income Recognition

The Plan's investments are stated at fair value which is based on net asset value of shares on the last business day of the plan year for mutual funds and the last available quoted market price for shares of common stock and debt securities. The participant notes receivable are valued at their outstanding balances, which approximate fair value. Purchases and sales of securities are recorded on a trade-date basis. The cost of investments sold is determined on an average historical cost basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                  Commerce Bancorp, Inc. 401(k) Retirement Plan

3. Investments

The Plan's mutual funds are administered by Provident Mutual Life Insurance Company. The Commerce Bancorp, Inc. Common Stock and self-directed accounts are administered by Janney Montgomery Scott. During the years ended December 31, 2001 and 2000, the Plan's investments appreciated (depreciated) in fair value as determined by quoted market prices as follows:

                                                                       Year ended December 31
                                                                      2001               2000
                                                               ---------------------------------------

Mutual funds and pooled accounts                                 $    (1,011,155)   $      (609,083)
Commerce Bancorp, Inc. Common Stock                                    1,351,506          3,333,799
Self-directed accounts                                                   294,873          4,015,025
                                                               ---------------------------------------
                                                                 $       635,224    $     6,739,741
                                                               =======================================

Investments that represent 5% or more of the fair value of the Plan's assets are as follows:

                                                                            December 31
                                                                      2001               2000
                                                               ---------------------------------------

Commerce Bancorp, Inc. Common Stock                              $    26,075,870    $    23,819,573
Provident Domestic Aggressive Fund                                     5,216,624          5,063,420
Provident Domestic Moderate Fund                                       2,868,261               -

4. Income Tax Status

The Plan has received a determination letter from the Internal Revenue Service dated October 17, 1998, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. The plan has been amended since receiving the determination letter. Once qualified, the Plan is required to operate in conformity with the Code to maintain the qualification. The Plan administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax-exempt.


                                        Commerce Bancorp, Inc. 401(k) Retirement Plan

                                                    Schedule H, Line 4i -
                                          Schedule of Assets (Held at End of Year)


                                                              Description of investment,
                                                               including maturity date,
              Identity of Issue, Borrower,                     rate of interest, par or                          Current
                Lessor or Similar Party                             maturity value                                Value
---------------------------------------------------------------------------------------------------------------------------
Commerce Bancorp, Inc.*                                       662,834  shares                                  $26,075,870

Mutual Funds and Pooled Accounts
Provident Stable Value Fund                                 1,727,353  units                                     2,146,316
Provident Global Aggressive Fund                              132,779  units                                     1,980,207
Provident Domestic Aggressive Fund                            359,796  units                                     5,216,624
Provident Domestic Moderate Fund                              182,204  units                                     2,868,261
Provident Domestic Conservative Fund                           63,574  units                                       876,048
Deutsche Equity 500 IX Fund                                   107,048  units                                     1,011,266
American Ultra Fund                                           124,666  units                                     1,039,306
Janus Adviser WW GW Fund                                      133,383  units                                     1,298,904
Fidelity VIP II Contra Fund                                   101,218  units                                       973,284
Fixed Income Fund                                               2,287  units                                         2,287
                                                                                                          ----------------
                                                                                                                17,412,503
Self-Directed Accounts
Alliance Capital Reserves                                   2,449,790  units                                     2,449,790
AIM Basic Value Fund                                              832  units                                        22,773
Ft Unit 532 10 Uncommn                                          9,137  units                                        81,959
Massachusetts Investors Growth Class B                         24,849  units                                       299,185
Massachusetts Investors Growth Class C                             25  units                                           301
MFS Bd Fund Class B                                             4,527  units                                        55,906
MFS Govt LTD Mat Fund                                           8,446  units                                        70,103
MFS Ser TR 1                                                    2,386  units                                        46,141
Munder FDS Future Tech CL II                                    1,000  units                                         4,260
Munder FDS Inc. Intl Netnet FD CL II                            1,000  units                                         2,530
Nuveen Eqty Port 01 UT Peroni Grwth Prt Mid Yr                  2,979  units                                        30,743
Nuveen Eqty Port UT 2001 Peroni Top Ten Picks                  15,550  units                                       120,512
Pilgrim Mut Fds Worldwide Growth FD CL B                          492  units                                         9,133
Pimco FDS Low Duration FD CL C                                    958  units                                         9,647
Pimco FDS Multi Mgr Ser Small Cap Value CL C                      320  units                                         6,157
Rydex Ser TR US                                                    71  units                                         4,883
Selected Amer Shs Inc.                                            281  units                                         8,703
Acclaim Entertainment                                             500  shares                                        2,650



                                        Commerce Bancorp, Inc. 401(k) Retirement Plan

                                                    Schedule H, Line 4i -
                                    Schedule of Assets (Held at End of Year) (continued)

                                                              Description of investment,
                                                               including maturity date,
              Identity of Issue, Borrower,                     rate of interest, par or                          Current
                Lessor or Similar Party                             maturity value                                Value
---------------------------------------------------------------------------------------------------------------------------

ADC Telecomm, Inc.                                                200  shares                                          920
Allete Com                                                        550  shares                                       13,860
Alpha Pro Tech LTD                                              1,000  shares                                          880
American Express Company                                          800  shares                                       28,552
American Tower Corp.                                              250  shares                                        2,368
Ametek Inc.                                                       250  shares                                        7,973
AOL Time Warner Inc.                                            8,285  shares                                      265,948
Aphton Corp.                                                      100  shares                                        1,460
Applera Corp.                                                      67  shares                                        1,788
Applied Materials Inc.                                            500  shares                                       20,050
Ariba Inc.                                                      2,000  shares                                       12,320
Artesian Res Corp                                               1,000  shares                                       30,940
Arthur J Gallagher & Co.                                          100  shares                                        3,449
Astec Industries Inc.                                             200  shares                                        2,892
At Home Corp. Ser A                                               500  shares                                            3
AT&T Corp.                                                      1,737  shares                                       31,509
AT&T Wireless Group                                             1,058  shares                                       15,203
Avaya Inc.                                                         49  shares                                          595
B M C Software Inc.                                               300  shares                                        4,911
Bio Technology Gen Corp.                                          500  shares                                        4,115
Black and Decker Corp.                                            200  shares                                        7,546
Bristol Myers Squibb Co.                                          900  shares                                       45,900
Calpine Corp.                                                     250  shares                                        4,197
Campbell Soup Co.                                                 400  shares                                       11,948
Captaris Inc.                                                   1,000  shares                                        3,690
Cell Pathways Inc.                                                250  shares                                        1,740
Cendant Corp.                                                   1,000  shares                                       19,610
Chevrontexaco Corp.                                               242  shares                                       21,686
Children's Place Retail Stores                                    100  shares                                        2,715
Cisco Systems, Inc.                                            23,000  shares                                      416,530
Citigroup, Inc.                                                   504  shares                                       25,442
Citrix Systems Inc.                                             4,000  shares                                       90,640
CMGI Inc.                                                         500  shares                                          815
Coca-Cola Company                                                 200  shares                                        9,430
Commerce One Inc. Del                                             200  shares                                          714
Commonwealth Bancorp, Inc.                                        500  shares                                       11,075




                                        Commerce Bancorp, Inc. 401(k) Retirement Plan

                                                    Schedule H, Line 4i -
                                    Schedule of Assets (Held at End of Year) (continued)

                                                              Description of investment,
                                                               including maturity date,
              Identity of Issue, Borrower,                     rate of interest, par or                          Current
                Lessor or Similar Party                             maturity value                                Value
---------------------------------------------------------------------------------------------------------------------------
Compaq Computer Corp.                                             700  shares                                        6,832
Conseco, Inc.                                                     900  shares                                        4,014
Corning, Inc.                                                   3,500  shares                                       31,220
Covad Communications Group Inc.                                   250  shares                                          715
Dell Computer Corp.                                             8,000  shares                                      217,440
Diversinet Corp.                                                1,000  shares                                        1,220
Doubleclick, Inc.                                               1,525  shares                                       17,293
Dow Chemical Company                                              500  shares                                       16,890
Duke Energy Corp.                                                 300  shares                                       11,778
Dycom Industries, Inc.                                            500  shares                                        8,355
E M C Corp Mass                                                   250  shares                                        3,360
Eaton Vance Income Trust                                       10,000  shares                                       78,600
Electronics Boutique Hldgs Corp.                                  500  shares                                       19,970
Enron Corp.                                                       500  shares                                          300
Ericsson L M Tel Co.                                            1,100  shares                                        5,742
Esoft Inc.                                                      2,000  shares                                        1,620
Europe FD Inc.                                                    200  shares                                        2,080
Exodus Commns Inc.                                              4,100  shares                                          160
Exxon Mobile Corp.                                                500  shares                                       19,650
First Keystone Financial                                          100  shares                                        1,393
Ford Motor Co New                                                 700  shares                                       11,004
Foster Wheeler LTD                                              1,000  shares                                        5,100
Fourthstage Tech Inc.                                             666  shares                                          147
Franklin Resources Inc.                                           500  shares                                       17,635
Gadzoox Networks Inc.                                             200  shares                                          140
Gemstar TV Guide Intl Inc.                                        100  shares                                        2,770
General Electric Co                                             5,302  shares                                      212,504
Genl Amer Invtrs Co. Inc.                                         122  shares                                        4,083
Gereral Motors Corp. New CL H                                     159  shares                                        2,457
Global Crossing LTD                                             4,250  shares                                        3,570
Halliburton Co.                                                 1,250  shares                                       16,375
Harley Davidson, Inc.                                             510  shares                                       27,698
Healthcare Recoveries, Inc.                                       500  shares                                        2,300
Hearx Ltd.                                                        100  shares                                           80
Heilig Meyers, Co.                                                765  shares                                            3
Hewlett-Packard Company                                           200  shares                                        4,108
Hilton Hotels Corp.                                               700  shares                                        7,644
Home Depot, Inc.                                                1,972  shares                                      100,591
Immunex Corp.                                                     250  shares                                        6,928





                                        Commerce Bancorp, Inc. 401(k) Retirement Plan

                                                    Schedule H, Line 4i -
                                    Schedule of Assets (Held at End of Year) (continued)

                                                              Description of investment,
                                                               including maturity date,
              Identity of Issue, Borrower,                     rate of interest, par or                          Current
                Lessor or Similar Party                             maturity value                                Value
---------------------------------------------------------------------------------------------------------------------------
Indymac Bancorp, Inc.                                             500  shares                                       11,690
Infospace Inc.                                                  1,000  shares                                        2,050
Intel Corp.                                                     3,700  shares                                      116,365
Intl Business Mach Corp                                            72  shares                                        8,709
Invacare Corp.                                                    100  shares                                        3,371
ITXC Corp.                                                      1,800  shares                                       12,942
J P Morgan Chase & Co.                                            500  shares                                       18,175
Jagnotes.Com Inc.                                               2,000  shares                                          560
JDS Uniphase Corp.                                              2,048  shares                                       17,776
Johnson & Johnson Common                                          100  shares                                        5,910
Juniper Networks Inc.                                           2,000  shares                                       37,900
Kensey Nash Corp.                                                 500  shares                                        9,000
Kraft Foods CL A                                                  400  shares                                       13,612
Lifecell Ind                                                      500  shares                                        1,135
LSI Logic Corp.                                                 1,000  shares                                       15,780
Lucent Technologies                                             4,500  shares                                       28,350
Macromedia Inc.                                                   250  shares                                        4,450
MBNA Corp.                                                        150  shares                                        5,280
McDonalds Corp.                                                   500  shares                                       13,235
Medtronic, Inc.                                                   300  shares                                       15,363
Merck & Co.                                                     1,000  shares                                       58,800
Meritor Savings Bank                                            1,000  shares                                        1,630
Merrill Lynch & Co., Inc.                                         500  shares                                       26,060
Metromedia Fiber Ntwk Inc CL A                                  1,000  units                                           440
Mevc Draper Fisher Jurvetson Fund I Inc.                        3,250  units                                        32,435
Microsoft Corporation                                           5,542  shares                                      367,158
Minnesota Mining & Mfg Co.                                        100  shares                                       11,821
Morgan Stanley Dean Witter & Co.                                  500  shares                                       27,970
Morgan Stanley Dean Witter Energing Markets Inc.                  200  units                                         1,726
NASDAQ-100 Trust SR 1                                             256  shares                                        9,961
NCO Group Inc.                                                    250  shares                                        5,725
Neoforma.com Inc.                                                  50  shares                                        1,458
Nokia Corp Spons ADR                                            8,684  shares                                      213,019
Nortel Networks CRP                                               500  shares                                        3,730
Novell Inc.                                                       500  shares                                        2,295
North Fork Bancorp Inc.                                           500  shares                                       15,995
Omi Corp.                                                         300  shares                                        1,194
Opentv Corp. CL A                                                 723  shares                                        5,979
Oracle Corp.                                                    6,940  shares                                       95,841





                                        Commerce Bancorp, Inc. 401(k) Retirement Plan

                                                    Schedule H, Line 4i -
                                    Schedule of Assets (Held at End of Year) (continued)

                                                              Description of investment,
                                                               including maturity date,
              Identity of Issue, Borrower,                     rate of interest, par or                          Current
                Lessor or Similar Party                             maturity value                                Value
---------------------------------------------------------------------------------------------------------------------------
Palm, Inc.                                                        500  shares                                        1,940
Park Place Entertainment Corp.                                    700  shares                                        6,419
Pep Boys Manny Moe & Jack                                       2,000  shares                                       34,300
Pepsico Incorporated                                              200  shares                                        9,738
Peregrine Pharmeceutical Inc.                                     500  shares                                        1,715
Perrigo Co.                                                       500  shares                                        5,910
PetSmart, Inc.                                                    500  shares                                        4,920
Pfizer Incorporated                                               225  shares                                        8,966
Pharmacia Corp.                                                   450  shares                                       19,193
Phil Suburban Corp.                                               781  shares                                       17,612
PMC-Sierra Inc.                                                    25  shares                                          532
Premier Laser Systems                                           9,000  shares                                           27
Progress Financial Corp.                                        1,050  shares                                        7,875
Pumatech, Inc.                                                  1,000  shares                                        2,580
Qlogic Corp.                                                      527  shares                                       23,457
Qualcomm Inc.                                                     250  shares                                       12,625
Rag Shops, Inc.                                                 1,000  shares                                        2,700
Rite Aid Corp.                                                  1,500  shares                                        7,590
Sabine Rlty TR                                                    500  units                                        10,905
Safeguard Scientifics Inc.                                        400  shares                                        1,400
Saxt Inc.                                                       1,000  shares                                           30
SBC Communications Inc.                                           200  shares                                        7,834
Schlumberger Ltd.                                                 501  shares                                       27,530
Schwab Charles Corp                                               150  shares                                        2,321
Scientific Atlanta, Inc.                                        1,250  shares                                       29,925
Scudder New Asia FD Inc.                                          200  shares                                        1,692
Siebel Systems Inc.                                                50  shares                                        1,399
Silver Standard Res Inc.                                          500  shares                                        1,325
Sk Telecom Ltd Ard                                                100  shares                                        2,162
Solectron Corp.                                                   461  shares                                        5,200
Sonicblue Inc.                                                    250  shares                                        1,010
Spartech Corp.                                                    500  shares                                       10,275
Spectrum Control Inc.                                             700  shares                                        3,675
Speechworks Intl Inc.                                              95  shares                                        1,069
St Jude Medical Inc.                                              400  shares                                       31,060
Standard & Poors Depository Receipts                              150  shares                                       17,145
Storage Technology                                                400  shares                                        8,268
Strategic Solutions Group                                         500  shares                                           40
Sun Microsystems Inc.                                           6,220  shares                                       76,506





                                        Commerce Bancorp, Inc. 401(k) Retirement Plan

                                                    Schedule H, Line 4i -
                                    Schedule of Assets (Held at End of Year) (continued)

                                                              Description of investment,
                                                               including maturity date,
              Identity of Issue, Borrower,                     rate of interest, par or                          Current
                Lessor or Similar Party                             maturity value                                Value
---------------------------------------------------------------------------------------------------------------------------
Sunbeam Corp.                                                     125  shares                                            6
Synopsys Inc.                                                     500  shares                                       29,535
Tellabs Inc.                                                      200  shares                                        2,992
Texas Instruments, Inc.                                           350  shares                                        9,800
Thistle Group Holdings                                         20,615  shares                                      202,027
Toll Brothers, Inc.                                               100  shares                                        4,390
Tommy Hilfiger Corp.                                              250  shares                                        3,438
Transocean Sedco Forex Inc.                                        96  shares                                        3,247
Trex Inc.                                                         250  shares                                        4,748
Tyco Intl LTD                                                     100  shares                                        5,890
Union Community Bancorp                                         1,700  shares                                       23,460
Union Planters Corp.                                              500  shares                                       22,565
United Parcel Svc Inc.                                            100  shares                                        5,450
Unity Bancorp, Inc.                                             1,000  shares                                        6,500
Universal Display Corp.                                         1,250  shares                                       11,375
Usinternetworking Inc.                                            500  shares                                          100
Viatel Inc.                                                       300  shares                                            6
Wal-Mart Stores Inc.                                            1,100  shares                                       63,305
Walt Disney Company                                             2,550  shares                                       52,836
Webb Interactive Svcs                                             200  shares                                          142
Widecom Group Inc.                                                625  shares                                           25
Worldcom Inc. GA New MCI Group                                     18  shares                                          229
Worldcom Inc. Worldcom Group                                       52  shares                                          732
Worldgate Commn Inc                                             1,550  shares                                        3,875
Xerox Corp                                                      1,000  shares                                       10,420
Xilnx Inc.                                                        100  shares                                        3,905
Yardville Natl Bancorp                                            150  shares                                        1,875
Zeroplus.com Inc.                                               4,400  shares                                            7
Bank America Corp Sub Notes                               $100,000 principal, 8.375%
                                                               due March 15, 2002                                  101,174
Cit Group Inc. Sr. Notes                                  $100,000 principal, 7.125%
                                                               due October 15, 2004                                105,838
Delaware River Port Auth                                  $50,000 principal, 5.940%
                                                               due January 1, 2003                                  51,119
Federal Home Loan Bank                                    $25,000 principal, 7.25%
                                                               due February 10, 2005                                26,320
Federal Home Loan Bank Strips                             $100,000 principal, 9.5%
                                                               due February 25, 2003                                96,512





                                        Commerce Bancorp, Inc. 401(k) Retirement Plan

                                                    Schedule H, Line 4i -
                                    Schedule of Assets (Held at End of Year) (continued)

                                                              Description of investment,
                                                               including maturity date,
              Identity of Issue, Borrower,                     rate of interest, par or                          Current
                Lessor or Similar Party                             maturity value                                Value
---------------------------------------------------------------------------------------------------------------------------
Federal Natl Mtg Assn                                     $250,000 principal, 6.5%
                                                               due August 15, 2004                                 267,421
General Motors Accpt Corp.                                $250,000 principal, 7.75%
                                                               due January 19, 2010                                256,983
General Motors Accpt Corp.                                $100,000 principal, 7.48%
                                                               due February 28, 2003                               103,884
Middlesex County NJ Gen                                   $100,000 principal, 6.20%
                                                               due June 15, 2012                                   100,128
U. S. Treasury Strips                                     $320,000 principal,
                                                                due November 15, 2005                              274,700
                                                                                                          ----------------
                                                                                                                 8,713,278

Participant contribution receivable                                                                                230,893
Employer contribution receivable                                                                                   572,942

Loans receivable from participants,
    with interest rates ranging from 8.75% to 10.15%                                                               405,683
                                                                                                          ----------------
                                                                                                               $53,411,169
                                                                                                          ================



*    Indicates Party-in-interest to the Plan
     "Cost" is not required for Participant Directed Accounts




                                                                                                                          14

                                    SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report of Form 10-K for the year ended December 31, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.


                                           COMMERCE BANCORP, INC.




Date:  June 28, 2002                       By: /s/ Douglas J. Pauls
                                           -----------------------------
                                           Douglas J. Pauls
                                           Senior Vice President and
                                           Chief Accounting Officer