Form 10-Q
period 2002-06-30
COMMERCE BANCORP INC /NJ/
filed 2002-08-14
CIK 715096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarter ended June 30, 2002
                            -------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______________ to ______________

                            Commission File #0-12874
                                            --------

                        COMMERCE BANCORP [LOGO OMITTED]
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

    Common Stock                                            67,261,646
--------------------------------------------------------------------------------
  (Title of Class)                                   (No. of Shares Outstanding
                                                           as of 8/7/02)

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                       Page
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets (unaudited)
              June 30, 2002 and December 31, 2001........................................................1

              Consolidated  Statements of Income  (unaudited) Three months ended
              June 30, 2002 and June 30, 2001 and
              six months ended June 30, 2002 and June 30, 2001...........................................2

              Consolidated Statements of Cash Flows (unaudited)
              Six months ended June 30, 2002 and June 30, 2001...........................................3

              Consolidated Statement of Changes in Stockholders' Equity (unaudited)
              Six months ended June 30, 2002.............................................................4

              Notes to Consolidated Financial Statements (unaudited).....................................5

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation.........................................................8

Item 3.       Quantitative and Qualitative Disclosures About Market Risk................................16

PART II.      OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders............................................17

Item 6.  Exhibits and Reports on Form 8-K...............................................................17


                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                  ------------------------------------------------------------------------------------------------
                                                                                   June 30,        December 31,
                                                                                 ---------------------------------
                  (dollars in thousands)                                             2002              2001
                  ------------------------------------------------------------------------------------------------
Assets            Cash and due from banks                                         $   659,667       $   557,738
                  Federal funds sold                                                   85,000                 0
                                                                                 ------------     -------------
                       Cash and cash equivalents                                      744,667           557,738
                  Loans held for sale                                                  34,758            73,261
                  Trading securities                                                  218,854           282,811
                  Securities available for sale                                     5,946,271         4,152,704
                  Securities held to maturity
                       (market value 06/02-$942,693; 12/01-$1,146,345)                920,893         1,132,172
                  Loans                                                             5,259,543         4,583,412
                       Less allowance for loan losses                                  80,098            66,981
                                                                                 ------------     -------------
                                                                                    5,179,445         4,516,431
                  Bank premises and equipment, net                                    412,299           362,992
                  Other assets                                                        271,908           285,594
                                                                                 ------------     -------------
                                                                                  $13,729,095       $11,363,703
                                                                                 ============     =============

Liabilities       Deposits:
                       Demand:
                           Interest-bearing                                       $ 4,292,382       $ 3,608,709
                           Noninterest-bearing                                      2,767,743         2,403,637
                       Savings                                                      2,387,166         1,925,919
                       Time                                                         2,940,098         2,247,329
                                                                                 ------------     -------------
                           Total deposits                                          12,387,389        10,185,594

                  Other borrowed money                                                118,491           264,554
                  Other liabilities                                                   193,127           196,485
                  Trust Capital Securities - Commerce Capital Trust I                  57,500            57,500
                  Convertible Trust Capital Securities - Commerce Capital
                       Trust II                                                       200,000                 0
                  Long-term debt                                                            0            23,000
                                                                                 ------------     -------------
                                                                                   12,956,507        10,727,133

Stockholders'     Common stock, 67,000,422 shares
Equity                 issued (65,832,559 shares in 2001)                              67,000            65,833
                  Capital in excess of par or stated value                            493,800           461,897
                  Retained earnings                                                   141,459            94,698
                  Accumulated other comprehensive income                               71,950            15,764
                                                                                 ------------     -------------
                                                                                      774,209           638,192

                  Less treasury stock, at cost, 200,018 shares
                       (200,118 shares in 2001)                                         1,621             1,622
                                                                                 ------------     -------------
                           Total stockholders' equity                                 772,588           636,570
                                                                                 ------------     -------------

                                                                                  $13,729,095       $11,363,703
                                                                                 ============     =============

                             See accompanying notes.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

              ---------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
                                                             ----------------------------------------------------------
              (dollars in thousands, except per share            2002           2001           2002           2001
              amounts)
              ---------------------------------------------------------------------------------------------------------
Interest      Interest and fees on loans                         $ 86,959       $ 81,616       $168,782       $161,355
income        Interest on investments                             101,293         64,643        187,510        126,093
              Other interest                                          116            850            280          2,740
                                                              -----------    -----------    -----------    -----------
                       Total interest income                      188,368        147,109        356,572        290,188
                                                              -----------    -----------    -----------    -----------

Interest      Interest on deposits:
expense            Demand                                          14,707         15,948         27,615         33,982
                   Savings                                          8,133          8,345         15,211         17,240
                   Time                                            21,538         25,103         42,819         52,345
                                                              -----------    -----------    -----------    -----------
                       Total interest on deposits                  44,378         49,396         85,645        103,567
              Interest on other borrowed money                        282            909            708          2,482
              Interest on long-term debt                            5,082          1,401          7,514          2,996
                                                              -----------    -----------    -----------    -----------
                       Total interest expense                      49,742         51,706         93,867        109,045
                                                              -----------    -----------    -----------    -----------

              Net interest income                                 138,626         95,403        262,705        181,143
              Provision for loan losses                            10,250          7,982         17,150         12,591
                                                              -----------    -----------    -----------    -----------
              Net interest income after provision for
                   loan losses                                    128,376         87,421        245,555        168,552

Noninterest   Deposit charges and service fees                     31,629         25,194         60,592         47,030
income        Other operating income                               30,100         22,187         57,027         43,479
              Net investment securities gains                           0              0              0            980
                                                              -----------    -----------    -----------    -----------
                       Total noninterest income                    61,729         47,381        117,619         91,489
                                                             -------------   ------------   ------------   ------------

Noninterest   Salaries and benefits                                64,178         45,574        124,323         89,501
expense       Occupancy                                            13,083          9,129         25,181         17,927
              Furniture and equipment                              15,588         12,241         30,693         23,847
              Office                                                7,454          6,589         14,370         12,655
              Audit and regulatory fees and assessments             1,181          1,005          2,386          1,965
              Marketing                                             6,112          4,211         10,973          6,475
              Other                                                29,944         19,191         55,535         35,924
                                                              -----------    -----------    -----------    -----------
                       Total noninterest expenses                 137,540         97,940        263,461        188,294
                                                              -----------    -----------    -----------    -----------

              Income before income taxes                           52,565         36,862         99,713         71,747
              Provision for federal and state income taxes         17,763         11,752         33,161         23,236
                                                              -----------    -----------    -----------    -----------
              Net income                                         $ 34,802       $ 25,110       $ 66,552       $ 48,511
                                                              ===========    ===========    ===========    ===========

              Net income per common and common
                equivalent share:
                       Basic                                     $   0.52       $   0.39       $   1.00       $   0.76
                                                              -----------    -----------    -----------    -----------
                       Diluted                                   $   0.49       $   0.37       $   0.94       $   0.72
                                                              -----------    -----------    -----------    -----------
              Average common and common equivalent
                shares outstanding:
                       Basic                                       66,552         64,452         66,275         64,135
                                                              -----------    -----------    -----------    -----------
                       Diluted                                     71,007         67,873         70,510         67,371
                                                              -----------    -----------    -----------    -----------
              Cash dividends, common stock                       $   0.15       $   0.14       $   0.30       $   0.27
                                                              ===========    ===========    ===========    ===========
                             See accompanying notes.

                                       2

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                  ------------------------------------------------------------------------------------------------------
                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                       ---------------------------------
                  (dollars in thousands)                                                   2002               2001
                  ------------------------------------------------------------------------------------------------------
Operating         Net income                                                             $    66,552        $    48,511
activities        Adjustments to reconcile net income to net cash
                     provided by operating activities:
                       Provision for loan losses                                              17,150             12,591
                       Provision for depreciation, amortization and accretion                 27,989             20,518
                       Gains on sales of securities available for sale                             0               (980)
                       Proceeds from sales of mortgages held for sale                        777,526            265,608
                       Originations of mortgages held for sale                              (739,023)          (297,460)
                       Net loan chargeoffs                                                    (4,033)            (3,723)
                       Net decrease (increase) in trading securities                          63,957            (34,844)
                       Increase in other assets                                              (17,553)           (31,542)
                       (Decrease) increase in other liabilities                               (3,358)           159,749
                  ------------------------------------------------------------------------------------------------------
                             Net cash provided by operating activities                       189,207            138,428

Investing         Proceeds from the sales of securities available for sale                   609,481            275,444
activities        Proceeds from the maturity of securities available for sale                760,908            358,552
                  Proceeds from the maturity of securities held to maturity                  242,799            175,158
                  Purchase of securities available for sale                               (3,078,553)        (1,213,555)
                  Purchase of securities held to maturity                                    (32,604)           (36,485)
                  Net increase in loans                                                     (686,345)          (432,081)
                  Proceeds from sales of loans                                                10,214              7,392
                  Purchases of premises and equipment                                        (74,193)           (42,933)
                  ------------------------------------------------------------------------------------------------------
                             Net cash used by investing activities                        (2,248,293)          (908,508)

Financing         Net increase in demand and savings deposits                              1,509,026            605,494
activities        Net increase in time deposits                                              692,769            373,052
                  Net decrease in other borrowed money                                      (146,063)          (157,653)
                  Redemption of long term debt                                               (23,000)                 0
                  Issuance of Convertible Trust Capital Securities                           200,000                  0
                  Dividends paid                                                             (19,792)           (17,563)
                  Proceeds from issuance of common stock under
                     dividend reinvestment and other stock plans                              33,067             28,789
                  Other                                                                            8               (343)
                  ------------------------------------------------------------------------------------------------------
                             Net cash provided by financing activities                     2,246,015            831,776

                  Increase in cash and cash equivalents                                      186,929             61,696
                  Cash and cash equivalents at beginning of year                             557,738            495,918
                  ------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of period                             $   744,667        $   557,614
                  ======================================================================================================

                  Supplemental  disclosures of cash flow information:
                     Cash paid during the period for:
                       Interest                                                          $    94,301        $   106,186
                       Income taxes                                                           29,200             21,901

                             See accompanying notes.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity

Six months ended June 30, 2002
(in thousands, except per share amounts)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                Capital in                           Accumulated
                                                                Excess of                               Other
                                                      Common      Par or      Retained    Treasury  Comprehensive
                                                       Stock   Stated Value   Earnings     Stock       Income          Total
-----------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2001                          $65,833     $461,897     $94,698    $(1,622)        $15,764     $636,570
Net income                                                                       66,552                                  66,552
Other Comprehensive Income, net of tax
   Unrealized gain on securities (pre-tax $87,170)                                                          56,186       56,186
                                                                                                                      ----------
Total comprehensive income                                                                                              122,738
Cash dividends paid                                                             (19,792)                                (19,792)
Shares issued under dividend reinvestment
   and compensation and benefit plans (1,168 shares)     1,168       31,899                                              33,067
Other                                                       (1)           4           1          1                            5
-----------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2002                              $67,000     $493,800    $141,459    $(1,621)        $71,950     $772,588
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

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the period ended December 31, 2001. The results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

On August 1, 2002 the Company completed the acquisition of Sanford and Purvis, Inc., an insurance brokerage agency which will operate as a wholly-owned subsidiary of Commerce National Insurance. The Company issued approximately 113,000 shares in connection with this acquisition.

B.   Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

C.   Comprehensive Income

Total comprehensive income, which for the Company included net income and unrealized gains and losses on the Company's available for sale securities, amounted to $116.2 million and $14.5 million, respectively, for the three months ended June 30, 2002 and 2001. For the six months ended June 30, 2002 and 2001, total comprehensive income was $122.7 and $57.4 million, respectively.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

D.   Segment Information

Selected segment information is as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                       Three Months Ended
                                                    June 30, 2002                            June 30, 2001
                                        Community      Parent/                   Community      Parent/
                                          Banks         Other        Total         Banks         Other        Total
-------------------------------------------------------------------------------------------------------------------------
Net interest income                   $   142,291   $    (3,665) $   138,626   $    95,512      $   (109) $    95,403
Provision for loan losses                  10,250                     10,250         7,982                      7,982
                                      -----------------------------------------------------------------------------------

Net interest income after provision       132,041        (3,665)     128,376        87,530          (109)      87,421
Noninterest income                         39,893        21,836       61,729        29,901        17,480       47,381
Noninterest expense                       118,295        19,245      137,540        83,293        14,647       97,940
                                      -----------------------------------------------------------------------------------
Income before income taxes                 53,639        (1,074)      52,565        34,138         2,724       36,862
Income tax expense                         19,034        (1,271)      17,763        11,270           482       11,752
                                      -----------------------------------------------------------------------------------
Net income                            $    34,605   $       197  $    34,802   $    22,868      $  2,242  $    25,110
                                      ===================================================================================

Average assets (in billions)          $    11,505   $     1,661  $    13,166   $     8,058          $962  $     9,020
                                      ===================================================================================

-------------------------------------------------------------------------------------------------------------------------
                                                  Six Months Ended                         Six Months Ended
                                                    June 30, 2002                            June 30, 2001
                                        Community      Parent/                   Community      Parent/
                                          Banks         Other        Total         Banks         Other        Total
-------------------------------------------------------------------------------------------------------------------------
Net interest income                   $   267,761   $    (5,056) $   262,705   $   181,392      $   (249) $   181,143
Provision for loan losses                  17,150                     17,150        12,591                     12,591
                                      -----------------------------------------------------------------------------------

Net interest income after provision       250,611        (5,056)     245,555       168,801          (249)     168,552
Noninterest income                         75,941        41,678      117,619        56,279        35,210       91,489
Noninterest expense                       226,147        37,314      263,461       159,401        28,893      188,294
                                      -----------------------------------------------------------------------------------
Income before income taxes                100,405          (692)      99,713        65,679         6,068       71,747
Income tax expense                         34,290        (1,129)      33,161        21,565         1,671       23,236
                                      -----------------------------------------------------------------------------------
Net income                            $    66,115   $       437  $    66,552   $    44,114      $  4,397  $    48,511
                                      ===================================================================================

Average assets (in billions)          $    11,002   $     1,431  $    12,433   $     7,822          $932  $     8,754
                                      ===================================================================================

E.   Recent Accounting Statements

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

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

F.   Trust Capital Securities

On June 9,  1997,  the  Company  issued  $57.5  million of 8.75%  Trust  Capital
Securities through Commerce Capital Trust I, a Delaware business trust subsidiary of the Company. The net proceeds of the offering were used for general corporate purposes. All $57.5 million of the Trust Capital Securities qualify as Tier 1 capital for regulatory capital purposes. All of these Trust Capital Securities were redeemed on July 1, 2002 at the stated liquidation amount ($25 per capital security) plus accrued and unpaid distributions thereon to July 1, 2002.

On March 11, 2002 the Company issued $200 million of 5.95% convertible trust preferred securities through Commerce Capital Trust II, a newly formed Delaware business trust subsidiary of the Company. Holders of the convertible trust preferred securities may convert each security into 0.9478 shares of Company common stock, subject to adjustment, if (1) the closing sale price of Company common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of any calendar quarter beginning with the quarter ending June 30, 2002 is more than 110% of the convertible trust preferred securities conversion price then in effect on the last day of such calendar quarter, (2) the assigned credit rating by Moody's of the convertible trust preferred securities is at or below Bal, (3) the convertible trust preferred securities are called for redemption, or (4) specified corporate transactions have occurred. The net proceeds of this offering will be used for general corporate purposes, including the redemption of the Company's $57.5 million of 8.75% Capital Trust I securities on July 1, 2002 and the repayment of the Company's $23.0 million of 8 3/8% subordinated notes on May 20, 2002.

G.   Earnings Per Share

The calculation of earnings per share follows (in thousands, except for per share amounts):

                                                         Three Months Ended                  Six Months Ended
                                                               June 30                            June 30
                                                   -------------------------------------------------------------------
                                                       2002              2001             2002              2001
----------------------------------------------------------------------------------------------------------------------
Basic:
Net income                                               $34,802           $25,110          $66,552           $48,511
                                                   ==============    ==============   ==============    ==============
Average common shares outstanding                         66,552            64,452           66,275            64,135
                                                   ==============    ==============   ==============    ==============
Net income per share of common stock                     $  0.52           $  0.39          $  1.00           $  0.76
                                                   ==============    ==============   ==============    ==============

Diluted:
Net income                                               $34,802           $25,110          $66,552           $48,511
                                                   ==============    ==============   ==============    ==============

Average common shares outstanding                         66,552            64,452           66,275            64,135
Additional shares considered in diluted
   computation assuming:
     Exercise of stock options                             4,455             3,421            4,235             3,236
                                                   --------------    --------------   --------------    --------------
Average common shares outstanding
   on a diluted basis                                     71,007            67,873           70,510            67,371
                                                   ==============    ==============   ==============    ==============
Net income per common share - diluted                    $  0.49           $  0.37          $  0.94           $  0.72
                                                   ==============    ==============   ==============    ==============

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operation
          --------------------

Capital Resources
-----------------

At June 30, 2002, stockholders' equity totaled $772.6 million or 5.63% of total assets, compared to $636.6 million or 5.60% of total assets at December 31, 2001.

The table below presents the Company's and Commerce NJ's risk-based and leverage ratios at June 30, 2002 and 2001:

                                                                             Per Regulatory Guidelines
                                                                 ---------------------------------------------------
                                               Actual                    Minimum              "Well Capitalized"
                                         Amount      Ratio         Amount      Ratio          Amount      Ratio
--------------------------------------------------------------------------------------------------------------------
June 30, 2002
Company
     Risk based capital ratios:
       Tier 1                           $  931,146       12.54%     $296,929        4.00%      $445,393        6.00%
       Total capital                     1,035,198       13.95       593,858        8.00        742,322       10.00
     Leverage ratio                        931,146        7.10       524,807        4.00        656,009        5.00

Commerce NJ Risk based capital ratios:
       Tier 1                           $  463,215       10.39%     $178,329        4.00%      $267,494        6.00%
       Total capital                       515,483       11.56       356,658        8.00        445,823       10.00
     Leverage ratio                        463,215        6.25       296,235        4.00        370,294        5.00

June 30, 2001
Company
     Risk based capital ratios:
       Tier 1                           $  610,816       10.77%     $226,758        4.00%      $340,138        6.00%
       Total capital                       677,564       11.95       453,517        8.00        566,896       10.00
     Leverage ratio                        610,816        6.78       360,420        4.00        450,525        5.00

Commerce NJ Risk based capital ratios:
       Tier 1                           $  353,611        9.88%     $143,215        4.00%      $214,822        6.00%
       Total capital                       391,832       10.94       286,430        8.00        358,037       10.00
     Leverage ratio                        353,611        6.53       216,581        4.00        270,726        5.00

At June 30, 2002, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes that as of June 30, 2002, the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

Deposits
--------

Total deposits at June 30, 2002 were $12.4 billion, up $4.0 billion, or 48% over total deposits of $8.4 billion at June 30, 2001, and up by $2.2 billion, or 22% from year-end 2001. Deposit growth during the first six months of 2002 included core deposit growth in all categories as well as growth from the public sector. The Company experienced "same-store core deposit growth" of 30% at June 30, 2002 as compared to deposits a year ago for those branches open for more than two years.

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

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

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

The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate 200 basis point change during the next year, with rates remaining constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 15% of net income in the flat rate scenario in the first year and within 30% over the two year time frame. At June 30, 2002, the Company's income simulation model indicates net income would decrease by 0.35% and by 9.62% in the first year and over a two year time frame, respectively, if rates decreased as described above, as compared to an increase of 2.33% and decrease of 3.32%, respectively, at June 30, 2001. At June 30, 2002, the model projects that net income would decrease by 0.18% and increase 5.71% in the first year and over a two year time frame, respectively, if rates increased as described above, as compared to a decrease by 5.14% and 3.78%, respectively, at June 30, 2001. All of these net income projections are within an acceptable level of interest rate risk pursuant to the policy established by ALCO.

In the event the Company's interest rate risk models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point change would result in the loss of 50% or more of the excess of market value over book value in the current rate scenario. At June 30, 2002, the market value of equity model indicates an acceptable level of interest rate risk.

Liquidity involves the Company's ability to raise funds to support asset growth or decrease assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company's liquidity needs are primarily met by growth in core deposits, its cash and federal funds sold position, cash flow from its amortizing investment and loan portfolios, as well as the use of short-term borrowings, as required. If necessary, the Company has the ability to raise liquidity through collateralized borrowings, FHLB advances, or the sale of its available for sale investment portfolio. As of June 30, 2002 the Company had in excess of $5.4 billion in immediately available liquidity which includes securities that could be sold or used for collateralized borrowings, cash on hand, and borrowing capacities under existing lines of credit. During the first six months of 2002, deposit growth and long-term borrowings (Commerce Capital Trust II) were used to fund growth in the loan portfolio and purchase additional investment securities.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Short-Term Borrowings
---------------------

Short-term borrowings, or other borrowed money, consist primarily of securities sold under agreements to repurchase and overnight lines of credit, and are used to meet short term funding needs. During the first six months of 2002, the Company significantly reduced its short-term borrowings, primarily through increased deposits. At June 30, 2002, short-term borrowings aggregated $118.5 million and had an average rate of 1.18%, as compared to $264.6 million at an average rate of 1.78% at December 31, 2001.

Interest Earning Assets
-----------------------

For the six month period ended June 30, 2002, interest earning assets increased $2.3 billion from $10.2 billion to $12.5 billion. This increase was primarily in investment securities and the loan portfolio as described below.

Loans
-----

During the first six months of 2002, loans increased $676.1 million from $4.6 billion to $5.3 billion. At June 30, 2002, loans represented 42% of total deposits and 38% of total assets. All segments of the loan portfolio experienced growth in the first six months of 2002, including loans secured by commercial real estate properties, commercial loans, and consumer loans.

The following table summarizes the loan portfolio of the Company by type of loan as of the dates shown.

                                                           June 30,           December 31,
                                                    ---------------------------------------
                                                             2002                 2001
                                                    ---------------------------------------
(dollars in thousands)
Commercial real estate:
   Owner-occupied                                         $  880,179            $  750,562
   Investor developer                                        799,494               664,605
   Construction                                              478,485               460,957
                                                    ---------------------------------------
                                                           2,158,158             1,876,124
Commercial:
   Term                                                      687,953               600,374
   Line of credit                                            626,755               556,977
   Demand                                                        379                   440
                                                    ---------------------------------------
                                                           1,315,087             1,157,791
Consumer:
   Mortgages (1-4 family residential)                        553,452               471,680
   Installment                                               150,254               161,647
   Home equity                                             1,035,738               872,974
   Credit lines                                               46,854                43,196
                                                    ---------------------------------------
                                                           1,786,298             1,549,497
                                                    =======================================
     Total loans                                          $5,259,543            $4,583,412
                                                    =======================================

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Investments
-----------

For the first six months of 2002, total securities increased $1.5 billion from $5.6 billion to $7.1 billion. The available for sale portfolio increased $1.8 billion to $5.9 billion at June 30, 2002 from $4.2 billion at December 31, 2001, and the securities held to maturity portfolio decreased $211.3 million to $920.9 million at June 30, 2002 from $1.1 billion at year-end 2001. The portfolio of trading securities decreased $63.9 million from year-end 2001 to $218.9 million at June 30, 2002. At June 30, 2002, the average life of the investment portfolio was approximately 4.2 years, and the duration was approximately 3.3 years. At June 30, 2002, total securities represented 52% of total assets.

The following table summarizes the book value of securities available for sale and securities held to maturity by the Company as of the dates shown.

                                                               June 30,      December 31,
                                                           ---------------------------------
                                                                2002             2001
                                                           ---------------------------------
                                                                (dollars in thousands)
U.S. Government agency and mortgage backed obligations          $5,742,496       $3,994,523
Obligations of state and political subdivisions                     71,989           82,922
Equity securities                                                   18,289           16,325
Other                                                              113,497           58,934
                                                           ---------------------------------
     Securities available for sale                              $5,946,271       $4,152,704
                                                           =================================

U.S. Government agency and mortgage backed obligations            $840,524       $1,044,266
Obligations of state and political subdivisions                     35,919           50,602
Other                                                               44,450           37,304
                                                           ---------------------------------
     Securities held to maturity                                  $920,893       $1,132,172
                                                           =================================

Net Income
----------

Net income for the second quarter of 2002 was $34.8 million, an increase of $9.7 million or 39% over the $25.1 million recorded for the second quarter of 2001. Net income for the first six months of 2002 totaled $66.6 million, an increase of $18.1 million or 37% from $48.5 million in the first six months of 2001. On a per share basis, diluted net income for the second quarter and first six months of 2002 was $0.49 and $0.94 per common share compared to $0.37 and $0.72 per common share for the 2001 periods.

Return on average assets (ROA) and return on average equity (ROE) for the second quarter of 2002 were 1.06% and 18.99%, respectively, compared to 1.11% and 18.16%, respectively, for the same 2001 period. ROA and ROE for the first six months of 2002 were 1.07% and 18.99%, respectively, compared to 1.11% and 18.04% a year ago.

Net Interest Income
-------------------

Net interest income totaled $138.6 million for the second quarter of 2002, an increase of $43.2 million or 45% from $95.4 million in the second quarter of 2001. Net interest income for the first six months of 2002 was $262.7 million, up $81.6 million or 45% from 2001. The improvement in net interest income was due primarily to volume increases in the loan and investment portfolios.

The following table sets forth balance sheet items on a daily average basis for the three months ended June 30, 2002, March 31, 2002 and June 30, 2001 and presents the daily average interest earned on assets and paid on liabilities for such periods.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

                    Average Balances and Net Interest Income

                                ---------------------------------------------------------------------------------------------------
                                             June 2002                        March 2002                       June 2001
                                ----------------------------------- -------------------------------- ------------------------------
                                  Average                 Average     Average              Average     Average            Average
(dollars in thousands)            Balance      Interest    Rate       Balance    Interest    Rate      Balance  Interest    Rate
                                ----------------------------------- -------------------------------- ------------------------------
Earning Assets
---------------------------------
Investment securities
   Taxable                        $6,484,728     $97,970      6.06%   $5,511,447   $83,211     6.12%  $3,802,458  $62,079     6.55%
   Tax-exempt                        128,237       2,043      6.39       110,293     1,665     6.12       80,070    1,335     6.69
   Trading                           225,231       3,069      5.47       189,651     2,960     6.33      185,558    2,608     5.64
                                 -----------  ----------  --------   ----------- ---------  -------  ----------- --------  -------
Total investment securities        6,838,196     103,082      6.05     5,811,391    87,836     6.13    4,068,086   66,022     6.51
Federal funds sold                    27,592         116      1.69        40,672       164     1.64       75,659      850     4.51
Loans
   Commercial mortgages            1,928,153      33,683      7.01     1,828,586    31,304     6.94    1,532,835   30,982     8.11
   Commercial                      1,194,310      17,952      6.03     1,087,048    16,338     6.10      934,145   19,071     8.19
   Consumer                        1,787,395      32,026      7.19     1,656,000    30,936     7.58    1,387,114   28,937     8.37
   Tax-exempt                        241,226       5,073      8.43       233,669     4,992     8.66      185,415    4,039     8.74
                                 -----------  ----------  --------   ----------- ---------  -------  ----------- --------  -------
Total loans                        5,151,084      88,734      6.91     4,805,303    83,570     7.05    4,039,509   83,029     8.24
                                 -----------  ----------  --------   ----------- ---------  -------  ----------- --------  -------
Total earning assets             $12,016,872    $191,932      6.41%  $10,657,366  $171,570     6.53%  $8,183,254 $149,901     7.34%
                                 ===========                         ===========                     ===========
Sources of Funds
---------------------------------
Interest-bearing liabilities
   Regular savings                $2,304,839      $8,133      1.42%   $2,044,873    $7,078     1.40%  $1,576,198   $8,345     2.12%
   N.O.W. accounts                   331,878       1,152      1.39       300,742     1,053     1.42      240,848    1,454     2.42
   Money market plus               3,858,362      13,555      1.41     3,459,619    11,855     1.39    2,537,801   14,494     2.29
   Time deposits                   1,840,499      15,992      3.49     1,673,580    16,004     3.88    1,162,981   15,093     5.21
   Public funds                      984,503       5,546      2.26       874,379     5,277     2.45      781,823   10,010     5.14
                                 -----------  ----------  --------   ----------- ---------  -------  ----------- --------  -------
     Total deposits                9,320,081      44,378      1.91     8,353,193    41,267     2.00    6,299,651   49,396     3.15

   Other borrowed money               70,078         282      1.61       102,611       426     1.68       78,654      908     4.63
   Long-term debt                    269,885       5,082      7.55       127,167     2,432     7.76       80,500    1,400     6.98
                                 -----------  ----------  --------   ----------- ---------  -------  ----------- --------  -------
Total deposits and
interest-bearing
   liabilities                     9,660,044      49,742      2.07     8,582,971    44,125     2.08    6,458,805   51,704     3.21
Noninterest-bearing funds (net)    2,356,828                           2,074,395                       1,724,449
                                 -----------  ----------  --------   ----------- ---------  -------  ----------- --------  -------
Total sources to fund earning
  assets                         $12,016,872      49,742      1.66   $10,657,366    44,125     1.68   $8,183,254   51,704     2.53
                                 -----------  ----------  --------   ----------- ---------  -------  ----------- --------  -------
Net interest income and
   margin tax-equivalent basis                  $142,190      4.75%               $127,445     4.85%              $98,197     4.81%
                                              ==========  ========               =========  =======              ========  =======
Other Balances
---------------------------------
Cash and due from banks             $547,088                            $510,269                        $392,267
Other assets                         677,551                             592,129                         498,858
Total assets                      13,166,040                          11,690,615                       9,020,019
Total deposits                    11,885,164                          10,684,272                       8,185,095
Demand deposits (noninterest-
   bearing)                        2,565,083                           2,331,079                       1,885,444
Other liabilities                    207,939                             108,125                         122,698
Stockholders' equity                 732,974                             668,440                         553,072
Allowance for loan losses             75,471                              69,149                          54,360

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

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Noninterest Income
------------------

Noninterest income totaled $61.7 million for the second quarter of 2002, an increase of $14.3 million or 30% from $47.4 million in the second quarter of 2001. Noninterest income for the first six months of 2002 increased to $117.6 million from $91.5 million in the first six months of 2001, a 29% increase. The increase was due primarily to increased deposit charges and service fees, which rose $6.4 million over the second quarter of 2001 and $13.6 million for the first six months of 2002 primarily due to higher transaction volumes. The growth in non-interest income for the second quarter and the first six months of 2002 is more fully depicted below:

                                                       Quarter Ended                      Six Months Ended
                                            -------------------------------------------------------------------------
                                             6/30/02     6/30/01    % Increase   6/30/02     6/30/01     % Increase
                                            -------------------------------------------------------------------------
                                                   (Dollars in thousands)             (Dollars in thousands)
Deposit Charges & Service Fees                $31,629     $25,194         26%     $60,592     $47,030          29%
Other Operating Income:
   Insurance                                   14,241      12,216         17%      27,629      24,759          12%
   Capital Markets                              8,082       5,256         54%      14,528      10,431          39%
   Loan Brokerage Fees                          4,118       1,400        194%       8,143       2,862         185%
   Other                                        3,659       3,315         10%       6,727       6,407           5%
                                            ---------   ---------    --------   ---------    --------    ---------
     Total Other                               30,100      22,187         36%      57,027      44,459          28%
                                            ---------   ---------    --------   ---------    --------    ---------
Total Non-Interest Income                     $61,729     $47,381         30%    $117,619     $91,489          29%
                                            =========   =========    ========   =========    ========    =========

Noninterest Expense
-------------------

For the second quarter of 2002, noninterest expense totaled $137.5 million, an increase of $39.6 million or 40% over the same period in 2001. Contributing to this increase was new branch activity over the past twelve months, with the number of branches increasing from 159 at June 30, 2001 to 196 at June 30, 2002. With the addition of these new offices, staff, facilities, and related expenses rose accordingly. Other noninterest expenses rose $10.8 million over the second quarter of 2001. This increase resulted primarily from higher bank card-related service charges, increased business development expenses, and increased provisions for non-credit-related losses.

For the first six months of 2002, noninterest expense totaled $263.5 million, an increase of $75.2 million or 40% over $188.3 million for the first six months of 2001. Contributing to this increase was the growth in branches as noted above. Other noninterest expense rose $19.6 million over the first six months of 2001. This increase resulted primarily from higher bank card-related service charges, increased business development expenses, and increased provisions for non-credit-related losses.

The Company's operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 69.11% for the first six months of 2002 as compared to 69.02% for the same 2001 period. The Company's efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

Loan and Asset Quality
----------------------

Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at June 30, 2002 were $17.6 million, or 0.13% of total assets compared to $18.4 million or 0.16% of total assets at December 31, 2001 and $20.7 million or 0.22% of total assets at June 30, 2001.

Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at June 30, 2002 were $15.1 million or 0.29% of total loans compared to $16.8 million or 0.37% of total loans at December 31, 2001 and $19.1 million or 0.47% of total loans at June 30, 2001. At June 30, 2002, loans past due 90 days or more and still accruing interest amounted to $834 thousand compared to $519 thousand at December 31, 2001 and $1.4 million at June 30, 2001. Additional loans considered as potential problem loans by the Company's internal loan review department ($21.2 million at June 30, 2002) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Other real estate (ORE) at June 30, 2002 totaled $2.5 million compared to $1.5 million at December 31, 2001 and $1.6 million at June 30, 2001. These properties have been written down to the lower of cost or fair value less disposition costs.

Following "Forward Looking Statements" are tabular presentations showing detailed information about the Company's non-performing loans and assets and an analysis of the Company's allowance for loan losses and other related data for June 30, 2002, December 31, 2001, and June 30, 2001.

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

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

The following summary presents information regarding non-performing loans and assets as of June 30, 2002 and the preceding four quarters (dollar amounts in thousands).

                                               June 30,      March 31,    December 31,   September 30,    June 30,
                                                 2002           2002          2001           2001           2001
                                           ---------------------------------------------------------------------------
Non-accrual loans:
   Commercial                                     $7,581         $ 9,473       $ 6,835        $ 9,196        $10,608
   Consumer                                        1,557           1,537         1,484          1,382          1,338
   Real estate:
     Construction                                    181             181         1,590          1,590          1,590
     Mortgage                                      5,778           5,695         6,924          6,944          5,598
                                           ---------------------------------------------------------------------------
         Total non-accrual loans                  15,097          16,886        16,833         19,112         19,134
                                           ---------------------------------------------------------------------------

Restructured loans:
   Commercial                                          6               7             8              9             10
   Consumer
   Real estate:
     Construction
     Mortgage
                                           ---------------------------------------------------------------------------
         Total restructured loans                      6               7             8              9             10
                                           ---------------------------------------------------------------------------

Total non-performing loans                        15,103          16,893        16,841         19,121         19,144
                                           ---------------------------------------------------------------------------

Other real estate                                  2,471           2,602         1,549          1,671          1,552
                                           ---------------------------------------------------------------------------

Total non-performing assets                       17,574          19,495        18,390         20,792         20,696
                                           ---------------------------------------------------------------------------

Loans past due 90 days or more
   and still accruing                                834             484           519            964          1,416
                                           ---------------------------------------------------------------------------

Total non-performing assets and
   loans past due 90 days or more                $18,408         $19,979       $18,909        $21,756        $22,112
                                           ===========================================================================

Total non-performing loans as a
   percentage of total period-end loans            0.29%           0.34%         0.37%          0.44%          0.47%

Total non-performing assets as a
   percentage of total period-end assets           0.13%           0.16%         0.16%          0.20%          0.22%

Total non-performing assets and loans
   past due 90 days or more as a
   percentage of total period-end assets           0.13%           0.16%         0.17%          0.21%          0.24%

Allowance for loan losses as a percentage
   of total non-performing loans                    530%            428%          398%           321%           301%

Allowance for loan losses as a percentage
   of total period-end loans                       1.52%           1.47%         1.46%          1.42%          1.40%

Total non-performing assets and loans
   past due 90 days or more as a
   percentage of stockholders' equity and
   allowance for loan losses                          2%              3%            3%             3%             4%

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data: (dollar amounts in thousands)

                                                                                                           Year
                                              Three Months Ended              Six Months Ended             Ended
                                           06/30/02        06/30/01       06/30/02       06/30/01        12/31/01
                                          ------------    -----------    ------------   ------------    ------------
Balance at beginning of period                $72,253        $52,157         $66,981        $48,680         $48,680
Provisions charged to operating expenses       10,250          7,982          17,150         12,591          26,384
                                          ------------    -----------    ------------   ------------    ------------
                                               82,503         60,139          84,131         61,271          75,064

Recoveries on loans charged-off:
Commercial                                        215            150             405            159             552
Consumer                                          105             95             220            136             288
Real estate                                         0              2               1             14             134
                                          ------------    -----------    ------------   ------------    ------------
Total recoveries                                  320            247             626            309             974

Loans charged-off:
Commercial                                     (1,874)        (1,976)         (3,061)        (2,334)         (5,862)
Consumer                                         (841)          (636)         (1,565)        (1,295)         (2,784)
Real estate                                       (10)          (226)            (33)          (403)           (411)
                                          ------------    -----------    ------------   ------------    ------------
Total charge-offs                              (2,725)        (2,838)         (4,659)        (4,032)         (9,057)
                                          ------------    -----------    ------------   ------------    ------------
Net charge-offs                                (2,405)        (2,591)         (4,033)        (3,723)         (8,083)
                                          ------------    -----------    ------------   ------------    ------------

Balance at end of period                      $80,098        $57,548         $80,098        $57,548         $66,981
                                          ============    ===========    ============   ============    ============

Net charge-offs as a percentage of
average loans outstanding                        0.19%          0.26%           0.16%          0.19%           0.19%

Net reserve additions                          $7,845         $5,391         $13,117         $8,868         $18,301

Item 3:  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation, Interest Rate Sensitivity and Liquidity.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders
         -----------------------------------------------------

         The Annual Meeting of the Registrant's Shareholders was held on May 21, 2002. The only item of business acted upon at the Annual Meeting was the election of 13 directors for one year terms. All 13 directors were elected.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

Exhibits
--------

Exhibit 99.1    -   906 Certification

Reports on Form 8-K
-------------------

No reports on Form 8-K were filed during the second quarter ended June 30, 2002.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             COMMERCE BANCORP, INC.
                                  --------------------------------------------
                                                  (Registrant)










   August 14, 2002                            /s/ DOUGLAS J. PAULS
-------------------------         --------------------------------------------
       (Date)                                   DOUGLAS J. PAULS
                                           SENIOR VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)