Form 10-Q
period 2002-09-30
COMMERCE BANCORP INC /NJ/
filed 2002-11-14
CIK 715096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended September 30, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to ______________

                            Commission File #0-12874

                         COMMERCE BANCORP, INC. [LOGO]
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

               Yes  X                                     No
                   ---                                       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.

     Common Stock                                           67,487,871
--------------------------------------------------------------------------------
    (Title of Class)                               (No. of Shares Outstanding
                                                       as of 11/11/02)

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                      INDEX

                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets (unaudited)
         September 30, 2002 and December 31, 2001.............................1

         Consolidated Statements of Income (unaudited) Three months ended September 30, 2002 and September 30, 2001 and nine months ended September 30, 2002 and September 30, 2001..........2

         Consolidated Statements of Cash Flows (unaudited)
         Nine months ended September 30, 2002 and September 30, 2001..........3

         Consolidated Statement of Changes in Stockholders' Equity
         (unaudited) Nine months ended September 30, 2002.....................4

         Notes to Consolidated Financial Statements (unaudited)...............5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation...................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........16

Item 4.  Controls and Procedures.............................................17

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................18

                                      COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                    (unaudited)

                  ------------------------------------------------------------------------------------------------
                                                                                September 30,      December 31,
                                                                              ------------------------------------
                  (dollars in thousands)                                             2002              2001
                  ------------------------------------------------------------------------------------------------
Assets            Cash and due from banks                                         $   740,604       $   557,738
                  Federal funds sold                                                   87,900                 0
                                                                                 ------------    --------------
                       Cash and cash equivalents                                      828,504           557,738
                  Loans held for sale                                                  66,612            73,261
                  Trading securities                                                  197,386           282,811
                  Securities available for sale                                     7,093,561         4,152,704
                  Securities held to maturity
                       (market value 09/02-$927,930; 12/01-$1,146,345)                898,532         1,132,172
                  Loans                                                             5,542,626         4,583,412
                       Less allowance for loan losses                                  85,479            66,981
                                                                                 ------------    --------------
                                                                                    5,457,147         4,516,431
                  Bank premises and equipment, net                                    449,677           362,992
                  Other assets                                                        382,850           285,594
                                                                                 ------------    --------------
                                                                                  $15,374,269       $11,363,703
                                                                                 ============    ==============

Liabilities       Deposits:
                       Demand:
                           Interest-bearing                                       $ 5,162,886       $ 3,608,709
                           Noninterest-bearing                                      3,060,273         2,403,637
                       Savings                                                      2,705,202         1,925,919
                       Time                                                         2,951,275         2,247,329
                                                                                 ------------    --------------
                           Total deposits                                          13,879,636        10,185,594

                  Other borrowed money                                                142,468           264,554
                  Other liabilities                                                   281,099           196,485
                  Trust Capital Securities - Commerce Capital Trust I                       0            57,500
                  Convertible Trust Capital Securities - Commerce Capital
                       Trust II                                                       200,000                 0
                  Long-term debt                                                            0            23,000
                                                                                 ------------    --------------
                                                                                   14,503,203        10,727,133

Stockholders'     Common stock, 67,487,755 shares
Equity                 issued (65,832,559 shares in 2001)                              67,488            65,833
                  Capital in excess of par or stated value                            512,081           461,897
                  Retained earnings                                                   169,125            94,698
                  Accumulated other comprehensive income                              123,993            15,764
                                                                                 ------------    --------------
                                                                                      872,687           638,192

                  Less treasury stock, at cost, 200,018 shares
                       (200,118 shares in 2001)                                         1,621             1,622
                                                                                 ------------    --------------
                           Total stockholders' equity                                 871,066           636,570
                                                                                 ------------    --------------

                                                                                  $15,374,269       $11,363,703
                                                                                 ============    ==============
                                             See accompanying notes.



                                        COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                                      (unaudited)
              ---------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                 September 30,
                                                             ----------------------------------------------------------
              (dollars in thousands, except per share            2002           2001           2002           2001
              amounts)
              ---------------------------------------------------------------------------------------------------------
Interest      Interest and fees on loans                         $ 91,843       $ 83,679       $260,625       $245,034
Income        Interest on investments                             104,528         67,037        292,038        193,130
              Other interest                                          404          2,265            684          5,005
                                                             ------------    -----------    -----------    -----------
                       Total interest income                      196,775        152,981        553,347        443,169
                                                             ------------    -----------    -----------    -----------

Interest      Interest on deposits:
Expense            Demand                                          14,504         16,371         42,119         50,353
                   Savings                                          7,912          8,465         23,123         25,705
                   Time                                            20,374         23,469         63,193         75,814
                                                             ------------    -----------    -----------    -----------
                       Total interest on deposits                  42,790         48,305        128,435        151,872
              Interest on other borrowed money                        403            737          1,111          3,219
              Interest on long-term debt                            3,028          1,226         10,542          4,222
                                                             ------------    -----------    -----------    -----------
                       Total interest expense                      46,221         50,268        140,088        159,313
                                                             ------------    -----------    -----------    -----------

              Net interest income                                 150,554        102,713        413,259        283,856
              Provision for loan losses                             8,000          6,335         25,150         18,926
                                                             ------------    -----------    -----------    -----------
              Net interest income after provision for
                   loan losses                                    142,554         96,378        388,109        264,930

Noninterest   Deposit charges and service fees                     33,802         25,871         94,394         72,901
Income        Other operating income                               35,830         25,903         92,857         69,382
              Net investment securities gains                           0              0              0            980
                                                             ------------    -----------    -----------    -----------
                       Total noninterest income                    69,632         51,774        187,251        143,263
                                                             ------------    -----------    -----------    -----------

Noninterest   Salaries and benefits                                74,164         52,155        198,487        141,656
Expense       Occupancy                                            15,215          9,639         40,396         27,566
              Furniture and equipment                              17,012         12,657         47,705         36,504
              Office                                                8,173          6,726         22,543         19,381
              Audit and regulatory fees and assessments             1,438          1,011          3,824          2,976
              Marketing                                             7,850          6,443         18,823         12,918
              Other                                                30,976         20,962         86,511         56,886
                                                             ------------    -----------    -----------    -----------
                       Total noninterest expenses                 154,828        109,593        418,289        297,887
                                                             ------------    -----------    -----------    -----------

              Income before income taxes                           57,358         38,559        157,071        110,306
              Provision for federal and state income taxes         19,669         12,278         52,830         35,514
                                                             ------------    -----------    -----------    -----------
              Net income                                         $ 37,689       $ 26,281       $104,241       $ 74,792
                                                             ============    ===========    ===========    ===========

              Net income per common and common
                  equivalent share:
                       Basic                                     $   0.56       $   0.40       $   1.56       $   1.16
                                                             ------------    -----------    -----------    -----------
                       Diluted                                   $   0.53       $   0.38       $   1.47       $   1.10
                                                             ------------    -----------    -----------    -----------
              Average common and common equivalent
                  shares outstanding:
                       Basic                                       67,065         64,958         66,541         64,412
                                                             ------------    -----------    -----------    -----------
                       Diluted                                     71,084         68,506         70,704         67,756
                                                             ------------    -----------    -----------    -----------
              Cash dividends, common stock                       $   0.15       $   0.14       $   0.45       $   0.41
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



                                         COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (unaudited)

                  ------------------------------------------------------------------------------------------------------
                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                       ---------------------------------
                  (dollars in thousands)                                                   2002               2001
                  ------------------------------------------------------------------------------------------------------
Operating         Net income                                                              $  104,241          $  74,792
Activities        Adjustments to reconcile net income to net cash
                     provided by operating activities:
                       Provision for loan losses                                              25,150             18,926
                       Provision for depreciation, amortization and accretion                 42,623             31,542
                       Gains on sales of securities available for sale                                             (980)
                       Proceeds from sales of loans held for sale                            998,966            488,079
                       Originations of loans held for sale                                  (992,317)          (483,734)
                       Net loan chargeoffs                                                    (6,651)            (6,220)
                       Net increase (decrease) in trading securities                          85,425            (75,679)
                       Increase in other assets                                             (158,069)          (168,367)
                       Increase in other liabilities                                          84,614            121,377
                  -----------------------------------------------------------------------------------------------------
                             Net cash provided (used) by operating activities                183,982               (264)

Investing         Proceeds from the sales of securities available for sale                 1,020,605            374,528
activities        Proceeds from the maturity of securities available for sale              1,280,991            580,919
                  Proceeds from the maturity of securities held to maturity                  338,551            267,249
                  Purchase of securities available for sale                               (5,076,572)        (2,155,383)
                  Purchase of securities held to maturity                                   (106,083)           (48,068)
                  Net increase in loans                                                     (971,090)          (643,787)
                  Proceeds from sales of loans                                                11,877              8,721
                  Purchases of premises and equipment                                       (124,977)           (65,089)
                  -----------------------------------------------------------------------------------------------------
                             Net cash used by investing activities                        (3,626,698)        (1,680,910)

Financing         Net increase in demand and savings deposits                              2,990,096          1,378,029
activities        Net increase in time deposits                                              703,946            646,592
                  Net decrease in other borrowed money                                      (122,086)          (199,041)
                  Issuance of Convertible Trust Capital Securities                           200,000
                  Redemption of Trust Capital Securities                                     (57,500)
                  Decrease in long-term debt                                                 (23,000)                 -
                  Dividends paid                                                             (29,814)           (26,431)
                  Proceeds from issuance of common stock under
                     dividend reinvestment and other stock plans                              47,090             40,502
                  Other                                                                        4,750               (342)
                  -----------------------------------------------------------------------------------------------------
                             Net cash provided by financing activities                     3,713,482          1,839,309

                  Increase in cash and cash equivalents                                      270,766            158,135
                  Cash and cash equivalents at beginning of year                             557,738            495,918
                  -----------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of period                              $  828,504         $  654,053
                  =====================================================================================================

                  Supplemental  disclosures of cash flow information:  Cash paid during the period for:
                       Interest                                                           $  142,450         $  158,898
                       Income taxes                                                           39,978             34,353

                                                 See accompanying notes.



                                               COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                      Consolidated Statement of Changes in Stockholders' Equity

Nine months ended September 30, 2002
(in thousands, except per share amounts)
-------------------------------------------------------------------------------------------------------------------------------
                                                                Capital in                           Accumulated
                                                                Excess of                               Other
                                                      Common      Par or      Retained    Treasury  Comprehensive
                                                       Stock   Stated Value   Earnings     Stock       Income          Total
-------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001                          $65,833     $461,897    $ 94,698    $(1,622)       $ 15,764     $636,570
Net income                                                                      104,241                                 104,241
   Other Comprehensive Income, net of tax
     Unrealized gain on securities (pre-tax $168,572)                                                      108,229      108,229
                                                                                                                      ---------
Total comprehensive income                                                                                              212,470
Cash dividends paid                                                             (29,814)                                (29,814)
Shares issued under dividend reinvestment
   and compensation and benefit plans (1,543 shares)     1,543       45,551                                              47,094
Acquisition of insurance brokerage agency
   (113 shares)                                            113        4,633                                               4,746
Other                                                       (1)                                  1
-------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2002                         $67,488     $512,081    $169,125    $(1,621)       $123,993     $871,066
===============================================================================================================================

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

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the period ended December 31, 2001. The results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

C.   Comprehensive Income

Total comprehensive income, which for the Company included net income and unrealized gains and losses on the Company's available for sale securities, amounted to $89.7 million and $73.3 million, respectively, for the three months ended September 30, 2002 and 2001. For the nine months ended September 30, 2002 and 2001, total comprehensive income was $212.5 and $130.7 million, respectively.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

D.   Segment Information

Selected segment information is as follows:

----------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                       Three Months Ended
                                                 September 30, 2002                       September 30, 2001
                                      --------------------------------------------------------------------------------
                                        Community      Parent/                   Community      Parent/
                                          Banks         Other        Total         Banks         Other        Total
----------------------------------------------------------------------------------------------------------------------
Net interest income                   $   152,148   $    (1,594) $   150,554   $   103,136   $      (423) $   102,713
Provision for loan losses                   8,000             -        8,000         6,335             -        6,335
                                      --------------------------------------------------------------------------------

Net interest income after provision       144,148        (1,594)     142,554        96,801          (423)      96,378
Noninterest income                         43,031        26,601       69,632        33,278        18,496       51,774
Noninterest expense                       133,219        21,609      154,828        93,896        15,697      109,593
                                      --------------------------------------------------------------------------------
Income before income taxes                 53,960         3,398       57,358        36,183         2,376       38,559
Income tax expense                         18,507         1,162       19,669        11,711           567       12,278
                                      --------------------------------------------------------------------------------
Net income                            $    35,453   $     2,236  $    37,689   $    24,472   $     1,809  $    26,281
                                      ================================================================================

Average assets (in billions)          $    12,763   $     1,597  $    14,360   $     8,774   $     1,014  $     9,788
                                      ================================================================================

----------------------------------------------------------------------------------------------------------------------
                                                  Nine Months Ended                        Nine Months Ended
                                                 September 30, 2002                       September 30, 2001
                                      --------------------------------------------------------------------------------
                                        Community      Parent/                   Community      Parent/
                                          Banks         Other        Total         Banks         Other        Total
----------------------------------------------------------------------------------------------------------------------
Net interest income                   $   419,909   $    (6,650) $   413,259    $  284,528   $      (672) $   283,856
Provision for loan losses                  25,150             -       25,150        18,926             -       18,926
                                      --------------------------------------------------------------------------------

Net interest income after provision       394,759        (6,650)     388,109       265,602          (672)     264,930
Noninterest income                        118,972        68,279      187,251        89,557        53,706      143,263
Noninterest expense                       359,366        58,923      418,289       253,297        44,590      297,887
                                      --------------------------------------------------------------------------------
Income before income taxes                154,365         2,706      157,071       101,862         8,444      110,306
Income tax expense                         52,797            33       52,830        33,276         2,238       35,514
                                      --------------------------------------------------------------------------------
Net income                            $   101,568   $     2,673  $   104,241   $    68,586   $     6,206  $    74,792
                                      ================================================================================

Average assets (in billions)          $    11,596   $     1,486  $    13,082   $     8,143   $       960  $     9,103
                                      ================================================================================

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

On March 11, 2002 the Company issued $200 million of 5.95% convertible trust preferred securities through Commerce Capital Trust II, a newly formed Delaware business trust subsidiary of the Company. Holders of the convertible trust preferred securities may convert each security into 0.9478 shares of Company common stock, subject to adjustment, if (1) the closing sale price of Company common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of any calendar quarter beginning with the quarter ending June 30, 2002 is more than 110% of the convertible trust preferred securities conversion price then in effect on the last day of such calendar quarter, (2) the assigned credit rating by Moody's of the convertible trust preferred securities is at or below Bal, (3) the convertible trust preferred securities are called for redemption, or (4) specified corporate transactions have occurred. All $200 million of the Convertible Trust Capital Securities qualify as Tier 1 capital for regulatory capital purposes. The Convertible Trust Capital Securities are not currently convertible. The net proceeds of this offering were used for general corporate purposes, including the redemption of the Company's $57.5 million of 8.75% Capital Trust I securities on July 1, 2002 and the repayment of the Company's $23.0 million of 8 3/8% subordinated notes on May 20, 2002.

G.   Earnings Per Share

The calculation of earnings per share follows (in thousands, except for per share amounts):

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30                       September 30
                                                   -------------------------------------------------------------------
                                                       2002              2001             2002              2001
----------------------------------------------------------------------------------------------------------------------

Basic:
Net income                                               $37,689           $26,281         $104,241           $74,792
                                                   =============     =============    =============     =============
Average common shares outstanding                         67,065            64,958           66,541            64,412
                                                   =============     =============    =============     =============
Net income per share of common stock                     $  0.56           $  0.40         $   1.56           $  1.16
                                                   =============     =============    =============     =============

Diluted:
Net income                                               $37,689           $26,281         $104,241           $74,792
                                                   =============     =============    =============     =============

Average common shares outstanding                         67,065            64,958           66,541            64,412
Additional shares considered in diluted
   computation assuming:
     Exercise of stock options                             4,019             3,548            4,163             3,344
                                                   -------------     -------------    -------------     -------------
     Average common shares outstanding
       on a diluted basis                                 71,084            68,506           70,704            67,756
                                                   =============     =============    =============     =============
Net income per common share - diluted                    $  0.53           $  0.38         $   1.47           $  1.10
                                                   =============     =============    =============     =============

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
          ---------------------------------------------------------------

Capital Resources
-----------------

At September 30, 2002, stockholders' equity totaled $871.1 million or 5.67% of total assets, compared to $636.6 million or 5.60% of total assets at December 31, 2001.

The table below presents the Company's and Commerce NJ's risk-based and leverage ratios at September 30, 2002 and 2001:

                                                                             Per Regulatory Guidelines
                                                                 ---------------------------------------------------
                                                  Actual                   Minimum              "Well Capitalized"
                                          Amount         Ratio       Amount       Ratio         Amount       Ratio
--------------------------------------------------------------------------------------------------------------------
September 30, 2002
Company
     Risk based capital ratios:
       Tier 1                           $  938,603       11.54%     $325,260        4.00%      $487,890        6.00%
       Total capital                     1,024,082       12.59       650,519        8.00        813,149       10.00
     Leverage ratio                        938,603        6.59       569,878        4.00        712,347        5.00

Commerce NJ
     Risk based capital ratios:
       Tier 1                           $  492,564       10.05%     $196,119        4.00%      $294,179        6.00%
       Total capital                       554,007       11.30       392,238        8.00        490,298       10.00
     Leverage ratio                        492,564        6.25       315,059        4.00        393,824        5.00

September 30, 2001
Company
     Risk based capital ratios:
       Tier 1                           $  640,068       10.37%     $246,880        4.00%      $370,319        6.00%
       Total capital                       706,054       11.44       493,759        8.00        617,199       10.00
     Leverage ratio                        640,068        6.56       390,325        4.00        487,906        5.00

Commerce NJ
     Risk based capital ratios:
       Tier 1                           $  360,781        9.52%     $151,642        4.00%      $227,463        6.00%
       Total capital                       402,049       10.61       303,284        8.00        379,105       10.00
     Leverage ratio                        360,781        6.31       228,676        4.00        285,846        5.00

At September 30, 2002, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes that as of September 30, 2002, the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

Deposits
--------

Total deposits at September 30, 2002 were $13.9 billion, up $4.5 billion, or 47% over total deposits of $9.4 billion at September 30, 2001, and up by $3.7 billion, or 36% from year-end 2001. Deposit growth during the first nine months of 2002 included core deposit growth in all categories as well as growth from the public sector. The Company experienced "same-store core deposit growth" of 31% at September 30, 2002 as compared to deposits a year ago for those branches open for more than two years.

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

The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate 200 basis point change during the next year, with rates remaining constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 15% of net income in the flat rate scenario in the first year and within 30% over the two year time frame. At September 30, 2002, the Company's income simulation model indicates net income would decrease by 8.34% and by 17.56% in the first year and over a two year time frame, respectively, if rates decreased as described above, as compared to an increase of 1.99% and decrease of 4.28%, respectively, at September 30, 2001. At September 30, 2002, the model projects that net income would increase by 4.61% and increase 11.81% in the first year and over a two year time frame, respectively, if rates increased as described above, as compared to a decrease by 4.59% and 2.27%, respectively, at September 30, 2001. All of these net income projections are within an acceptable level of interest rate risk pursuant to the policy established by ALCO.

In the event the Company's interest rate risk models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point change would result in the loss of 50% or more of the excess of market value over book value in the current rate scenario. At September 30, 2002, the market value of equity model indicates an acceptable level of interest rate risk.

Liquidity involves the Company's ability to raise funds to support asset growth or decrease assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company's liquidity needs are primarily met by growth in core deposits, its cash and federal funds sold position, cash flow from its amortizing investment and loan portfolios, as well as the use of short-term borrowings, as required. If necessary, the Company has the ability to raise liquidity through collateralized borrowings, FHLB advances, or the sale of its available for sale investment portfolio. As of September 30, 2002 the Company had in excess of $6.7 billion in immediately available liquidity which includes securities that could be sold or used for collateralized borrowings, cash on hand, and borrowing capacities under existing lines of credit. During the first nine months of 2002, deposit growth was used to fund growth in the loan portfolio and purchase additional investment securities.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Short-Term Borrowings
---------------------

Short-term borrowings, or other borrowed money, consist primarily of securities sold under agreements to repurchase and overnight lines of credit, and are used to meet short term funding needs. During the first nine months of 2002, the Company significantly reduced its short-term borrowings, primarily through increased deposits. At September 30, 2002, short-term borrowings aggregated $142.5 million and had an average rate of 1.20%, as compared to $264.6 million at an average rate of 1.78% at December 31, 2001.

Interest Earning Assets
-----------------------

For the nine month period ended September 30, 2002, interest earning assets increased $3.7 billion from $10.2 billion to $13.9 billion. This increase was primarily in investment securities and the loan portfolio as described below.

Loans
-----

During the first nine months of 2002, loans increased $959.2 million from $4.6 billion to $5.5 billion. At September 30, 2002, loans represented 40% of total deposits and 36% of total assets. All segments of the loan portfolio experienced growth in the first nine months of 2002, including loans secured by commercial real estate properties, commercial loans, and consumer loans.

The following table summarizes the loan portfolio of the Company by type of loan as of the dates shown.

                                                        September 30,
                                            ---------------------------------
                                                   2002               2001
                                            ---------------------------------
Commercial real estate:
   Owner-occupied                               $1,182,886         $  756,563
   Investor developer                              731,784            618,063
   Construction                                    409,929            410,136
                                            ---------------------------------
                                                 2,324,599          1,784,762
Commercial loans:
   Term                                            745,069            547,269
   Line of credit                                  606,814            508,233
   Demand                                              348              7,337
                                            ---------------------------------
                                                 1,352,231          1,062,839
Consumer:
   Mortgages (1-4 family residential)              568,931            457,501
   Installment                                     147,126            163,201
   Home equity                                   1,098,098            818,566
   Credit lines                                     51,641             35,457
                                            ---------------------------------
                                                 1,865,796          1,474,725
                                            ---------------------------------
                                                $5,542,626         $4,322,326
                                            =================================

Investments
-----------

For the first nine months of 2002, total securities increased $2.6 billion from $5.6 billion to $8.2 billion. The available for sale portfolio increased $2.9 billion to $7.1 billion at September 30, 2002 from $4.2 billion at December 31, 2001, and the securities held to maturity portfolio decreased $233.6 million to $898.5 million at September 30, 2002 from $1.1 billion at year-end 2001. The portfolio of trading securities decreased $85.4 million from year-end 2001 to $197.4 million at September 30, 2002. At September 30, 2002, the average life of the investment portfolio was approximately 2.9 years, and the duration was approximately 2.4 years. At September 30, 2002, total securities represented 53% of total assets.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

The following table summarizes the book value of securities available for sale and securities held to maturity by the Company as of the dates shown.

                                                               September 30,   December 31,
                                                           ---------------------------------
                                                                   2002             2001
                                                           ---------------------------------
                                                                   (dollars in thousands)
U.S. Government agency and mortgage backed obligations          $6,836,144       $3,994,523
Obligations of state and political subdivisions                     24,946           82,922
Equity securities                                                   17,008           16,325
Other                                                              215,463           58,934
                                                           --------------------------------
     Securities available for sale                              $7,093,561       $4,152,704
                                                           ================================

U.S. Government agency and mortgage backed obligations          $  758,799       $1,044,266
Obligations of state and political subdivisions                     93,728           50,602
Other                                                               46,005           37,304
                                                           --------------------------------
     Securities held to maturity                                $  898,532       $1,132,172
                                                           ================================

Net Income
----------

Net income for the third quarter of 2002 was $37.7 million, an increase of $11.4 million or 43% over the $26.3 million recorded for the third quarter of 2001. Net income for the first nine months of 2002 totaled $104.2 million, an increase of $29.4 million or 39% from $74.8 million in the first nine months of 2001. On a per share basis, diluted net income for the third quarter and first nine months of 2002 was $0.53 and $1.47 per common share compared to $0.38 and $1.10 per common share for the 2001 periods.

Return on average assets (ROA) and return on average equity (ROE) for the third quarter of 2002 were 1.05% and 17.95%, respectively, compared to 1.07% and 17.46%, respectively, for the same 2001 period. ROA and ROE for the first nine months of 2002 were 1.06% and 18.59%, respectively, compared to 1.10% and 17.82% a year ago.

Net Interest Income
-------------------

Net interest income totaled $150.6 million for the third quarter of 2002, an increase of $47.8 million or 47% from $102.7 million in the third quarter of 2001. Net interest income for the first nine months of 2002 was $413.3 million, up $129.4 million or 46% from 2001. The improvement in net interest income was due primarily to volume increases in the loan and investment portfolios.

The net interest margin for the third quarter of 2002 was 4.65% down 10 basis points from the 4.75% margin from the second quarter. Approximately five (5) basis points was related to management's conscious decision to shorten the duration of the portfolio and approximately five (5) basis points of the decline in the margin was attributed to lower reinvestment rates caused by a flattening yield curve. Shortening the duration of the portfolio provides for less market price volatility and positions the Company advantageously for an anticipated rise in interest rates in 2003. While the net interest margin rate has contracted as a result, the Company's volume increase in its net interest income has more than offset the effect of the net interest margin rate decline.

The following table sets forth balance sheet items on a daily average basis for the three months ended September 30, 2002, June 30, 2002 and September 30, 2001 and presents the daily average interest earned on assets and paid on liabilities for such periods.

                                               COMMERCE BANCORP, INC. AND SUBSIDIARIES

                                              Average Balances and Net Interest Income

                                ---------------------------------------------------------------------------------------------------
                                          September 2002                       June 2002                    September 2001
                                ----------------------------------- -------------------------------- ------------------------------
                                  Average                 Average     Average              Average     Average            Average
(dollars in thousands)            Balance      Interest    Rate       Balance    Interest    Rate      Balance  Interest    Rate
                                ----------------------------------- -------------------------------- ------------------------------
Earning Assets
------------------------------
Investment securities
   Taxable                       $ 7,281,082    $102,306      5.57%  $ 6,484,728  $ 97,970     6.06%  $4,074,097 $ 64,491     6.28%
   Tax-exempt                         88,711       1,325      5.92       128,237     2,043     6.39       74,851    1,205     6.38
   Trading                           168,668       2,095      4.93       225,231     3,069     5.47      174,507    2,503     5.69
                                 -----------    --------      ----   -----------  --------     ----   ---------- --------     ----
Total investment securities        7,538,461     105,726      5.56     6,838,196   103,082     6.05    4,323,455   68,199     6.26
Federal funds sold                    95,341         403      1.68        27,592       116     1.69      272,366    2,265     3.30
Loans
   Commercial mortgages            2,131,809      36,868      6.86     1,928,153    33,683     7.01    1,615,533   31,752     7.80
   Commercial                      1,253,565      19,230      6.09     1,194,310    17,952     6.03      976,232   18,653     7.58
   Consumer                        1,865,040      33,252      7.07     1,787,395    32,026     7.19    1,489,014   30,427     8.11
   Tax-exempt                        178,956       3,835      8.50       241,226     5,073     8.43      194,665    4,380     8.93
                                 -----------    --------      ----   -----------  --------     ----   ---------- --------     ----
Total loans                        5,429,370      93,185      6.81     5,151,084    88,734     6.91    4,275,444   85,212     7.91
                                 -----------    --------      ----   -----------  --------     ----   ---------- --------     ----
Total earning assets             $13,063,172    $199,314      6.05%  $12,016,872  $191,932     6.41%  $8,871,265 $155,676     6.96%
                                 ===========                         ===========                      ==========
Sources of Funds
------------------------------
Interest-bearing liabilities
   Regular savings               $ 2,498,700    $  7,912      1.26%  $ 2,304,839  $  8,133     1.42%  $1,692,181 $  8,465     1.98%
   N.O.W. accounts                   352,234       1,031      1.16       331,878     1,152     1.39      245,052    1,288     2.09
   Money market plus               4,389,903      13,472      1.22     3,858,362    13,555     1.41    2,855,251   15,082     2.10
   Time deposits                   1,958,165      15,021      3.04     1,840,499    15,992     3.49    1,276,374   15,530     4.83
   Public funds                    1,001,570       5,353      2.12       984,503     5,546     2.26      743,954    7,940     4.23
                                 -----------    --------      ----   -----------  --------     ----   ---------- --------     ----
     Total deposits               10,200,572      42,789      1.66     9,320,081    44,378     1.91    6,812,812   48,305     2.81

   Other borrowed money               99,819         403      1.60        70,078       282     1.61       75,097      737     3.89
   Long-term debt                    200,000       3,029      6.01       269,885     5,082     7.55       80,500    1,227     6.05
                                 -----------    --------      ----   -----------  --------     ----   ---------- --------     ----
Total deposits and
   interest-bearing
   liabilities                    10,500,391      46,221      1.75     9,660,044    49,742     2.07    6,968,409   50,269     2.86
Noninterest-bearing funds (net)    2,562,781                           2,356,828                       1,902,856
                                 -----------    --------      ----   -----------  --------     ----   ---------- --------     ----
Total sources to fund earning
   assets                        $13,063,172      46,221      1.40   $12,016,872    49,742     1.66   $8,871,265   50,269     2.25
                                 ===========    --------      ----   ===========  --------     ----   ========== --------     ----
Net interest income and
   margin tax-equivalent basis                  $153,093      4.65%               $142,190     4.75%             $105,407     4.71%
                                                ========      ====                ========     ====              ========     ====
Other Balances
---------------------------------
Cash and due from banks          $   671,394                         $   547,088                      $  427,361
Other assets                         708,005                             677,551                         548,941
Total assets                      14,359,739                          13,166,040                       9,787,972
Total deposits                    12,970,854                          11,885,164                       8,840,491
Demand deposits (noninterest-
   bearing)                        2,770,282                           2,565,083                       2,027,679
Other liabilities                    248,999                             207,939                         189,745
Stockholders' equity                 840,067                             732,974                         602,139
Allowance for loan losses             82,832                              75,471                          59,595

Notes- Weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis assuming a federal tax rate of 35%.
     -    Non-accrual loans have been included in the average loan balance
     -    Investment securities include investments available for sale.
     -    Consumer loans include mortgage loans held for sale.


                                                                 12

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Noninterest Income
------------------

Noninterest income totaled $69.6 million for the third quarter of 2002, an increase of $17.8 million or 34% from $51.8 million in the third quarter of 2001. Noninterest income for the first nine months of 2002 increased to $187.3 million from $143.3 million in the first nine months of 2001, a 31% increase The growth in non-interest income for the third quarter and the first nine months of 2002 is more fully depicted below:

                                                    Three Months Ended                   Nine Months Ended
                                            ----------------------------------  -----------------------------------
                                             9/30/02     9/30/01    % Increase   9/30/02     9/30/01     % Increase
                                            ----------------------------------  -----------------------------------
                                                 (Dollars in thousands)               (Dollars in thousands)
Deposit charges & service fees                $33,802     $25,871          31%    $94,394       $72,901         29%
Other operating income:
   Insurance                                   14,447      12,769          13      42,076        37,528         12
   Capital markets                             12,077       6,127          97      26,605        16,580         60
   Loan brokerage fees                          4,328       3,472          25      12,471         6,334         97
   Other                                        4,978       3,535          41      11,705         9,920         18
                                            ---------   ---------    --------   ---------    ----------  ---------
     Total other                               35,830      25,903          38      92,857        70,362         32
                                            ---------   ---------    --------   ---------    ----------  ---------
Total non-interest income                     $69,632     $51,774          34%   $187,251      $143,263         31%
                                            =========   =========    ========   =========    ==========  =========

Noninterest Expense
-------------------

For the third quarter of 2002, noninterest expense totaled $154.8 million, an increase of $45.2 million or 41% over the same period in 2001. Contributing to this increase was new branch activity over the past twelve months, with the number of branches increasing from 167 at September 30, 2001 to 203 at September 30, 2002. With the addition of these new offices, staff, facilities, and related expenses rose accordingly. Other noninterest expenses rose $10.0 million over the third quarter of 2001. This increase resulted primarily from higher bank card-related service charges, increased business development expenses, and increased provisions for non-credit-related losses.

For the first nine months of 2002, noninterest expense totaled $418.3 million, an increase of $120.4 million or 40% over $297.9 million for the first nine months of 2001. Contributing to this increase was the growth in branches as noted above. Other noninterest expense rose $29.6 million over the first nine months of 2001. This increase resulted primarily from higher bank card-related service charges, increased business development expenses, and increased provisions for non-credit-related losses.

The Company's operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 69.50% for the first nine months of 2002 as compared to 69.61% for the same 2001 period. The Company's efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

Loan and Asset Quality
----------------------

Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at September 30, 2002 were $17.6 million, or 0.11% of total assets compared to $18.4 million or 0.16% of total assets at December 31, 2001 and $20.8 million or 0.20% of total assets at September 30, 2001.

Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at September 30, 2002 were $15.3 million or 0.28% of total loans compared to $16.8 million or 0.37% of total loans at December 31, 2001 and $19.1 million or 0.44% of total loans at September 30, 2001. At September 30, 2002, loans past due 90 days or more and still accruing interest amounted to $900 thousand compared to $519 thousand at December 31, 2001 and $964 thousand at September 30, 2001. Additional loans considered as potential problem loans by the Company's internal loan review department ($29.1 million at September 30, 2002) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Other real estate (ORE) at September 30, 2002 totaled $2.4 million compared to $1.5 million at December 31, 2001 and $1.7 million at September 30, 2001. These properties have been written down to the lower of cost or fair value less disposition costs.

Following "Forward Looking Statements" are tabular presentations showing detailed information about the Company's non-performing loans and assets and an analysis of the Company's allowance for loan losses and other related data for September 30, 2002 and the preceding four quarters.

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

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

The following summary presents information regarding non-performing loans and assets as of September 30, 2002 and the preceding four quarters (dollar amounts in thousands).

                                            September 30,     June 30,      March 31,    December 31,  September 30,
                                                 2002           2002          2002           2001           2001
                                           ---------------------------------------------------------------------------
Non-accrual loans:
   Commercial                                    $ 7,213         $ 7,581       $ 9,473        $ 6,835        $ 9,196
   Consumer                                        2,147           1,557         1,537          1,484          1,382
   Real estate:
     Construction                                    131             181           181          1,590          1,590
     Mortgage                                      5,754           5,778         5,695          6,924          6,944
                                           -------------------------------------------------------------------------
         Total non-accrual loans                  15,245          15,097        16,886         16,833         19,112
                                           -------------------------------------------------------------------------

Restructured loans:
   Commercial                                          6               6             7              8              9
   Consumer
   Real estate:
     Construction
     Mortgage
                                           -------------------------------------------------------------------------
         Total restructured loans                      6               6             7              8              9
                                           -------------------------------------------------------------------------

Total non-performing loans                        15,251          15,103        16,893         16,841         19,121
                                           -------------------------------------------------------------------------

Other real estate                                  2,367           2,471         2,602          1,549          1,671
                                           -------------------------------------------------------------------------

Total non-performing assets                       17,618          17,574        19,495         18,390         20,792
                                           -------------------------------------------------------------------------

Loans past due 90 days or more
   and still accruing                                900             834           484            519            964
                                           -------------------------------------------------------------------------

Total non-performing assets and
   loans past due 90 days or more                $18,518         $18,408       $19,979        $18,909        $21,756
                                           =========================================================================

Total non-performing loans as a
   percentage of total period-end loans            0.28%           0.29%         0.34%          0.37%          0.44%

Total non-performing assets as a
   percentage of total period-end assets           0.11%           0.13%         0.16%          0.16%          0.20%

Total non-performing assets and loans
   past due 90 days or more as a
   percentage of total period-end assets           0.12%           0.13%         0.16%          0.17%          0.21%

Allowance for loan losses as a percentage
   of total non-performing loans                    560%            530%          428%           398%           321%

Allowance for loan losses as a percentage
   of total period-end loans                       1.54%           1.52%         1.47%          1.46%          1.42%

Total non-performing assets and loans
   past due 90 days or more as a
   percentage of stockholders' equity and
   allowance for loan losses                          2%              2%            3%             3%             3%

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data: (dollar amounts in thousands)

                                                                                                            Year
                                               Three Months Ended             Nine Months Ended             Ended
                                            09/30/02        09/30/01       09/30/02       09/30/01        12/31/01
                                          ------------    -----------    ------------   ------------    ------------
Balance at beginning of period                $80,098        $57,548         $66,981        $48,680         $48,680
Provisions charged to operating expenses        8,000          6,335          25,150         18,926          26,384
                                          -----------     ----------     -----------    -----------     -----------
                                               88,098         63,883          92,131         67,606          75,064

Recoveries on loans charged-off:
   Commercial                                      52             20             457            179             552
   Consumer                                        61             85             281            221             288
   Commercial real estate                          22            102              23            116             134
                                          -----------     ----------     -----------    -----------     -----------
Total recoveries                                  135            207             761            516             974

Loans charged-off:
   Commercial                                  (1,926)        (2,016)         (4,987)        (4,350)         (5,862)
   Consumer                                      (828)          (680)         (2,393)        (1,975)         (2,784)
   Commercial real estate                           -             (8)            (33)          (411)           (411)
                                          -----------     ----------     -----------    -----------     -----------
Total charge-offs                              (2,754)        (2,704)         (7,413)        (6,736)         (9,057)
                                          -----------     ----------     -----------    -----------     -----------
Net charge-offs                                (2,619)        (2,497)         (6,652)        (6,220)         (8,083)
                                          -----------     ----------     -----------    -----------     -----------

Balance at end of period                      $85,479        $61,386         $85,479        $61,386         $66,981
                                          ===========     ==========     ===========    ===========     ===========

Net charge-offs as a percentage of
average loans outstanding                        0.19%          0.23%           0.17%          0.21%           0.19%

Net reserve additions                         $ 5,381        $ 3,838         $18,498        $12,706         $18,301

Item 3:   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation, Interest Rate Sensitivity and Liquidity.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

Item 4.  Controls and Procedures
         -----------------------

Quarterly Evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls and its "internal controls and procedures for financial reporting" ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

Exhibits
--------

Exhibit 99.1    -   906 Certification

Reports on Form 8-K
-------------------

No reports on Form 8-K were filed during the third quarter ended September 30, 2002.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

CERTIFICATION

I, Vernon W. Hill, II, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commerce Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                 /s/ Vernon W. Hill, II
                                 ---------------------------------
                                 Vernon W. Hill, II
                                 Chairman, President and Chief Executive Officer (principal executive officer)

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

CERTIFICATION

I, Douglas J. Pauls, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commerce Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002

                                 /s/ Douglas J. Pauls
                                 -----------------------------------------------
                                 Douglas J. Pauls
                                 Senior Vice President and Chief Financial
                                 Officer  (principal financial officer)

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               COMMERCE BANCORP, INC.
                                   ---------------------------------------------
                                                    (Registrant)










  November 14, 2002                             /s/ DOUGLAS J. PAULS
-----------------------            ---------------------------------------------
       (Date)                                     DOUGLAS J. PAULS
                                             SENIOR VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)