Form 10-K
period 2002-12-31
COMMERCE BANCORP INC /NJ/
filed 2003-03-31
CIK 715096

________________________________________________________________________________



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________ to ________________.
                            Commission File #0-12874

                       [GRAPHIC OMITTED][GRAPHIC OMITTED]
             (Exact name of registrant as specified in its charter)

                New Jersey                                           22-2433468
State of other jurisdiction of incorporation           (I.R.S. Employee Identification Number)
             or organization)
              Commerce Atrium
            1701 Route 70 East                                       08034-5400
          Cherry Hill, New Jersey                                    (Zip Code)
 (Address of principal executive offices)

        Registrant's telephone number, including area code: 856-751-9000
                             ______________________
     Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock                                                New York Stock Exchange
                 ----------------------                              -------------------------------------------------
                    Title of Class                                      Name of Each Exchange on Which Registered

     Securities registered pursuant to Section 12(g) of the Act: None
                             ______________________

     Indicate  by check mark  whether the  registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No ____.
                                              ---
     Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be  contained,  to the best of  registrant's  knowledge,  in definitive proxy or information  statements  incorporated  by reference in Part III of this
Form 10-K or any amendment to this Form 10- K.
     Indicate by check mark whether the registrant is an  accelerated  filer (as defined in Rule 12b-2 of the Act).Yes X No __.
                                     ---
     The aggregate  market value of the voting stock held by  non-affiliates  of the Registrant was approximately $2,750,085,590. (1)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

              Common Stock $1.00 Par Value                                          68,766,342
       -------------------------------------------                    ----------------------------------------
                     Title of Class                                   No. of Shares Outstanding as of 3/21/03

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part  III   incorporates   certain   information   by  reference  from  the
Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders.
                             ______________________

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Registrant's Common Stock outstanding reduced by the number of shares of Common Stock held by officers, directors, and shareholders owning 10% or more of the Registrant's Common Stock, multiplied by $44.20, the last sale price for the Registrant's Common Stock on June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the Registrant or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the recordkeeping purposes of the Securities and Exchange Commission.


________________________________________________________________________________





                                                        COMMERCE BANCORP, INC.
                                                  FORM 10-K CROSS-REFERENCE INDEX

                                                                                                                              Page
                                     Part I
Item 1.    Business..............................................................................................................1
Item 2.    Properties............................................................................................................7
Item 3.    Legal Proceedings ....................................................................................................7
Item 4.    Submission of Matters to a Vote of Security Holders...................................................................7


                                     Part II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters ................................................8
Item 6.    Selected Financial Data ..............................................................................................8
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ...............................10
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ..........................................................21
Item 8.    Financial Statements and Supplementary Data .........................................................................22
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................45


                                    Part III
Item 10.   Directors and Executive Officers of the Registrant...................................................................45
Item 11.   Executive Compensation...............................................................................................45
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......................45
Item 13.   Certain Relationships and Related Transactions.......................................................................45
Item 14.   Controls and Procedures..............................................................................................45


                                     Part IV
Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K .....................................................46
           Signatures...........................................................................................................49
           Section 302 Certifications...........................................................................................50


                                     PART I
Item 1. Business

Forward-Looking Statements

     Commerce Bancorp, Inc. (the "Company") may from time to time make various written or oral "forward looking statements" including statements contained in the Company's filings with the Securities and Exchange Commission ("SEC") (including this Annual Report on Form 10-K and the exhibits hereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the Private Securities Litigation Reform Act of 1995.

     These  forward-looking  statements  include  statements with respect to the
Company's  beliefs,  plans,  objectives,  goals,  expectations,   anticipations,
estimates and intentions, that are subject to significant risks and uncertainties and are subject to change based on various factors that are sometimes beyond the Company's control. You will generally be able to recognize a forward-looking statement because it contains the words "anticipate," "believe," "estimate," "expect," "project," "objective," "may," "could," "should," "would," "intend," "forecast," "plan" or similar expressions to identify it as a forward-looking statement.

     The following factors, among others, could cause the Company's financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States and world economies in general and the strength of the local economies in which the Company conducts its operations; the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation; interest rates, market and monetary fluctuations; the Company's timely development of competitive new products and services and the acceptance of such products and services by customers; the willingness of customers to substitute competitors' products and services for the Company's products and services and vice versa; the impact of changes in financial services laws and regulations, including laws concerning taxes, banking, securities and insurance; technological changes; future acquisitions; the growth and profitability of the Company's noninterest or fee income being less than expected; the ability to maintain the growth and further development of the Company's community-based retail branch network; the ability to hire and train qualified personnel to sustain the Company's expansion plans; the Company's ability to expand its community-based retail branch network to new markets; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the Company's success at managing the risks involved in the foregoing. The Company cautions that the foregoing list of important factors is not exclusive.

     The Company cautions you that any such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to differ materially from the future results, performance or achievements the Company has anticipated in such forward-looking statements. You should note that many factors, some of which are discussed in this Annual Report on Form 10-K could affect the Company's future financial results and could cause those results to differ materially from those expressed or implied in the Company's forward-looking statements contained or incorporated by reference in this document. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

General

     The Company is a New Jersey business corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("Holding Company Act"). The Company was incorporated on December 9, 1982 and became an active bank holding company on June 30, 1983 through the acquisition of Commerce Bank, N.A., referred to as Commerce NJ.

     As of December 31, 2002, the Company had total assets of $16.4 billion, total loans of $5.8 billion, and total deposits of $14.5 billion. The address of the Company's principal executive office is Commerce Atrium, 1701 Route 70 East, Cherry Hill, New Jersey, 08034-5400 and the telephone number is (856) 751-9000. The Company operates:

     o    four nationally chartered bank subsidiaries:

          o    Commerce Bank, N.A., Cherry Hill, New Jersey;

          o    Commerce Bank/Pennsylvania, N.A., Devon, Pennsylvania;

          o    Commerce Bank/Shore, N.A., Toms River, New Jersey;

          o    Commerce Bank/Delaware, N.A., Wilmington Delaware; and

     o    one New Jersey state chartered bank subsidiary:

          o    Commerce Bank/North, Ramsey, New Jersey.

     These five bank subsidiaries, referred to collectively as the banks, as of December 31, 2002 had over 224 full service retail branch offices located in the states of New Jersey, Pennsylvania, Delaware and New York. These banks provide a full range of retail and commercial banking services for consumers and small and mid-sized companies. Lending services are focused on commercial real estate and commercial and consumer loans to local borrowers. These banks' lending and investment activities are funded principally by retail deposits gathered through each bank's retail branch office network.

     The Company's primary growth strategy is the opening of new full service branch offices of which 40 opened in 2002 and 34 opened in 2001. The Company expects to open an additional 45 full service branch offices in 2003. The Company has also developed its full service branch office network through the following strategic acquisitions:

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

          o    on  September  30,  1993,   the  Company   acquired  all  of  the
               outstanding shares of The Coastal Bank, Ocean City, New Jersey, which was merged with and into Commerce NJ;

          o on January 21, 1997, the Company acquired Independence Bancorp, Inc., a bank holding company headquartered in Bergen County, New Jersey. Independence Bancorp, Inc.'s wholly-owned state-chartered bank subsidiary, Independence Bank of New Jersey, was subsequently renamed Commerce Bank/North, referred to as Commerce North;

          o on January 15, 1999, the Company acquired Community First Banking Company, referred to as CFBC, a one-bank holding company headquartered in Tinton Falls, New Jersey. CFBC's wholly-owned bank subsidiary, Tinton Falls State Bank, was merged with and into Commerce Shore; and

          o on January 15, 1999, the Company acquired Prestige Financial Corp., referred to as PFC, a one-bank holding company headquartered in Flemington, New Jersey. PFC's wholly-owned state-chartered bank subsidiary, Prestige State Bank, was subsequently re-chartered as a national bank and renamed Commerce Bank/Central, N.A. Commerce Central was merged with and into Commerce NJ in 2001.

     In 1998, the Company received regulatory approvals to open Commerce Bank/Delaware, N.A., referred to as Commerce Delaware. Commerce Delaware's first branch opened in New Castle County, Delaware, on December 18, 1999.

     Commerce NJ operates a nonbank subsidiary, Commerce Capital Markets, Inc., Philadelphia, Pennsylvania, referred to as Commerce Capital Markets, which engages in various securities, investment banking and brokerage activities. On March 27, 1998, the Company completed the acquisition of A.H. Williams & Co., Inc., Philadelphia, Pennsylvania, a public finance investment firm, and combined A.H. Williams & Co., Inc. with Commerce Capital, the bank securities dealer division of Commerce NJ, to form Commerce Capital Markets.

     In addition, the Company, through Commerce Insurance Services, Inc. (formerly Commerce National Insurance Services, Inc.), a nonbank subsidiary of Commerce Bank/North, referred to as Commerce Insurance, operates an insurance brokerage agency concentrating on commercial property, casualty and surety as well as personal lines of insurance and employee benefits for clients in multiple states, primarily Delaware, New Jersey, New York and Pennsylvania. Since 1996, Commerce Insurance has completed several strategic acquisitions of insurance brokerage agencies the most recent of which include the following:

          o    in 2001,  Fitzsimmons  Insurance  and Financial  Services,  Inc.,
               Business Training Systems, Inc. and Brettler Financial Group, Inc. were acquired.

          o in 2002, Sanford and Purvis, Inc., Upper Montclair, NJ, was acquired.

          o    in 2003, The Porch Agency, Bridgeton, NJ, was acquired.

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

The Banks

     As of December 31, 2002, Commerce NJ had total assets of $10.1 billion, total deposits of $7.8 billion, and total shareholders' equity of $582.1 million; Commerce PA had total assets of $3.4 billion, total deposits of $3.1 billion and total shareholders' equity of $231.7 million; Commerce Shore had total assets of $2.1 billion, total deposits of $1.9 billion and total shareholders' equity of $130.5 million; Commerce North had total assets of $1.9 billion, total deposits of $1.7 billion, and total shareholders' equity of $130.4 million; and Commerce Delaware had total assets of $225.6 million, total deposits of $203.7 million, and total shareholders' equity of $19.9 million.

     Commerce NJ provides retail and commercial banking services through 111 retail branch offices in Central and Southern New Jersey, and Metropolitan New York.; Commerce PA provides retail and commercial banking services through 53 retail branch offices in Philadelphia, Bucks, Chester, Delaware and Montgomery Counties in Southeastern Pennsylvania; Commerce Shore provides retail and commercial banking services through 29 retail branch offices in Ocean and Monmouth Counties, New Jersey; Commerce North provides retail and commercial banking services through 25 retail branch offices in Bergen and Passaic Counties, New Jersey; and Commerce Delaware provides retail and commercial banking services through 6 retail branch offices in New Castle County, Delaware.

Service Areas

     The Company's primary service areas includes New Jersey, Metropolitan Philadelphia and New York, and Northern Delaware. The Company has attempted to locate its branches in the fastest growing communities within its service areas. Retail deposits gathered through these focused branching activities are used to support lending throughout the Company.

Retail Banking Services and Products

     Each bank provides a broad range of retail banking services and products, including free checking accounts, subject to minimum balances, savings programs, money market accounts, negotiable orders of withdrawal accounts, certificates of deposit, safe deposit facilities, consumer loan programs, including installment loans for home improvement and the purchase of consumer goods and automobiles, home equity and Visa Gold card revolving lines of credit, overdraft checking and automated teller facilities. Each bank also offers construction loans and permanent mortgages for houses.

Trust Services

     Commerce NJ, Commerce PA and Commerce Delaware each offer trust services primarily focusing on corporate trust services, particularly as bond trustee, paying agent, and registrar for municipal bond offerings.

Commercial Banking Services and Products

     Each bank offers a broad range of commercial banking services, including free checking accounts, subject to minimum balance, night depository facilities, money market accounts, certificates of deposit, short-term loans for seasonal or working capital purposes, term loans for fixed assets and expansion purposes, revolving credit plans and other commercial loans and leases to fit the needs of its customers. Each bank also finances the construction of business properties and makes real estate mortgage loans on completed buildings. Where the needs of a customer exceed a bank's legal lending limit for any one customer, such bank may participate with other banks, including the other banks owned by the Company, in making a loan.

     Additional information pertaining to the Company's segments is set forth in "Note 19 - Segment Reporting" of the Company's Notes to Consolidated Financial Statements which appear elsewhere herein.

Commerce Insurance

     Commerce Insurance operates one of the nation's largest regional insurance brokerage firm concentrating on commercial property, casualty and surety as well as personal lines. In addition, Commerce Insurance offers a line of employee benefit programs including group as well as individual medical, life, disability, pension, and risk management services. Commerce Insurance currently operates out of 12 locations in New Jersey, 2 locations in Pennsylvania, and 2 locations in Delaware. Commerce Insurance places insurance for clients in multiple states, primarily New Jersey, Pennsylvania, New York, and Delaware.

Commerce Capital Markets

     Commerce Capital Markets engages in various securities, investment management and brokerage activities, including trading, underwriting, and advisory services. Commerce Capital Markets' principal place of business is Philadelphia, Pennsylvania, with branch locations in Cherry Hill, South Plainfield, Ramsey and Toms River, New Jersey; New York, New York; Burlingame, California; and Cambridge, Massachusetts.

Commerce Capital Trust II

     Commerce Capital Trust II, a wholly-owned subsidiary of the Company, is a statutory business trust created under Delaware law. On March 11, 2002 the Company issued $200.0 million of 5.95% Convertible Trust Capital Securities through Commerce Capital Trust II.

Other Activities

     NA Asset Management, a Delaware corporation, is a wholly-owned subsidiary of Commerce NJ that purchases, holds and sells investments of Commerce NJ. Commerce Mortgage Acceptance Corp., a Delaware corporation, is a wholly-owned subsidiary of Commerce NJ that is utilized in the securitization of residential mortgage loans. Shore Asset Management Corporation, a Delaware corporation, is a wholly-owned subsidiary of Commerce Shore that purchases, holds and sells investments of Commerce Shore. North Asset Management, a Delaware corporation, is a wholly-owned subsidiary of Commerce North that purchases, holds, and sells investments of Commerce North. Delaware Asset Management, a New Jersey corporation, is a wholly-owned subsidiary of Commerce Delaware that purchases, holds, and sells investments of Commerce Delaware. Commerce Commercial Leasing LLC, a New Jersey Limited Liability Company, is a wholly-owned subsidiary of Commerce NJ that provides business leasing services.

     The Company has an equity investment in Pennsylvania Commerce Bancorp, Inc., Camp Hill, Pennsylvania (14.47% beneficial ownership assuming the exercise of all outstanding warrants held by the Company). The Company and its subsidiaries provide marketing support and technical support services to Pennsylvania Commerce Bancorp, Inc. and its wholly owned subsidiary, Commerce Bank/Harrisburg.

 Risk Factors

     The Company is subject to a number of risk factors including, among others, business and economic conditions, monetary and other governmental policies, and competition. These factors, and others, could impact the Company's business, financial condition and results of operations. In the normal course of business, the Company assumes various types of risk, which include, among others, credit risk, interest rate risk, liquidity risk and risk associated with trading activities. The Company has risk management processes designed to provide for risk identification, measurement and monitoring.

 Competition

     The Company's service area is characterized by intense competition in all aspects and areas of its business from commercial banks, savings and loan associations, mutual savings banks and other financial institutions. The Company's competitors, including credit unions, consumer finance companies, factors, insurance companies and money market mutual funds, compete with lending and deposit gathering services offered by the Company. Many competitors have substantially greater financial resources with larger lending limits and larger branch systems than the Company's.

     In commercial transactions, Commerce NJ's, Commerce PA's, Commerce Shore's, Commerce North's, and Commerce Delaware's legal lending limit to a single borrower (approximately $88.8 million, $31.3 million, $19.7 million, $18.7 million, and $2.8 million, respectively, as of December 31, 2002) enables the banks to compete effectively for the business of smaller and mid-sized businesses. The combined legal lending limit of the Company is $161.3 million. These legal lending limits are lower than that of various competing institutions and may act as a constraint on the bank's effectiveness in competing for financing in excess of these limits.

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

The Company

     The Company is registered as a bank holding company under the Holding Company Act, and is therefore subject to supervision and regulation by the Federal Reserve Board ("FRB"). The Company is also regulated by the New Jersey Department of Banking and Insurance (the "Department").

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

     Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act, as amended ("CRA") ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. All of the Company's subsidiary banks are currently rated "satisfactory" under the CRA.

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

     The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") contains a "cross-guarantee" provision that could result in any insured depository institution owned by the Company being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by the Company. Also, under FRB policy, the Company is expected to act as a source of financial strength to each of its banking subsidiaries and to commit resources to support each such bank in circumstances where such bank might not be in a financial position to support itself. Consistent with the "source of strength" policy for subsidiary banks, the FRB has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation's capital needs, asset quality and overall financial condition.

     A discussion of capital guidelines and capital is included in the section entitled "Stockholders' Equity and Dividends" contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. Commerce NJ, Commerce PA, Commerce Shore, Commerce North, and Commerce Delaware

     Commerce NJ, Commerce PA, Commerce Shore, and Commerce Delaware, as national banks, are subject to the National Bank Act. Each is also subject to the supervision of, and is regularly examined by, the Office of the Comptroller of the Currency ("OCC") and is required to furnish quarterly reports to the OCC. The approval of the OCC is required for the establishment of additional branch offices by any national bank, subject to applicable state law restrictions.

     Commerce North, as a New Jersey state-chartered bank, is subject to the New Jersey Banking Act. Commerce North is also subject to the supervision of, and is regularly examined by, the Department and the FDIC, and is required to furnish quarterly reports to each agency. The approval of the Department and the FDIC is necessary for the establishment of any additional branch offices by any New Jersey state-chartered bank, subject to applicable state law restrictions.

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

     Under  the  CRA,  a  bank  has  a  continuing  and  affirmative  obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires that the applicable regulatory agency to assess an institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution's CRA rating and requires that the applicable regulatory agency provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. An institution's CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. In addition, under applicable regulations a bank having a less than satisfactory rating is not entitled to participate on the bid list for FDIC offerings. For their most recent examinations, Commerce NJ, Commerce PA, Commerce Shore, Commerce Delaware and Commerce North each received a "satisfactory" rating.

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

     A discussion of capital guidelines and capital is included in the section entitled "Stockholders' Equity and Dividends" contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

     The OCC has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any activity which, in the OCC's opinion, constitutes an unsafe or unsound practice in conducting their businesses. The FRB has similar authority with respect to the Company and the Company's non-bank subsidiaries. The FDIC has similar authority with respect to Commerce North.

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

Commerce Insurance/ Commerce Capital Markets

     Commerce Insurance, a nonbank subsidiary of Commerce North, is currently subject to supervision, regulation and examination by the Department, as well as other state insurance departments where it operates. Commerce Capital Markets, a nonbank subsidiary of Commerce NJ, engages in certain permitted securities activities and is regulated by the SEC. Commerce Capital Markets is also subject to rules and regulations promulgated by the National Association of Securities Dealers, Inc., the Securities Investors Protection Corporation and various state securities commissions and with respect to public finance activities the Municipal Securities Rulemaking Board.

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

Gramm-Leach-Bliley Act

     On November 12, 1999 the Gramm-Leach-Bliley Act (the "Act") became law, repealing the 1933 Glass-Steagall Act's separation of the commercial and investment banking industries. The Act expanded the range of nonbanking activities a bank holding company may engage in, while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. The Act created a category of holding company called a "Financial Holding Company," a subset of bank holding companies that satisfy the following criteria: (1) all of the depository institution subsidiaries must be well capitalized and well managed; and (2) the holding company must have made an effective election with the FRB that it elects to be a financial holding company to engage in activities that would not have been permissible before the Act. In order for the election to be effective, all of the depository institution subsidiaries must have a CRA rating of "satisfactory" or better as of its most recent examination. The Company has not elected to be a financial holding company. Financial holding companies may engage in any activity that (i) is financial in nature or incidental to such financial activity or (ii) is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Act specifies certain activities that are financial in nature. These activities include acting as principal, agent or broker for insurance; underwriting, dealing in or making a market in securities; and providing financial and investment advice. The FRB and the Secretary of the Treasury have authority to decide whether other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services and so on.

     These financial activities authorized by the Act may also be engaged in by a "financial subsidiary" of a national or state bank, except for annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, the Act requires each of the parent bank (and its sister-bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank's financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50.0 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements.

     The Act establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the SEC will regulate their securities activities and state insurance regulators will regulate their insurance activities. The Act also provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information.

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

Employees

     As of December 31, 2002, the Company had in excess of 6,800 full-time equivalent employees.

Available Information

     The Company's internet address is www.yesbank.com. The Company makes available free of charge on or through www.yesbank.com its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

     In addition, the Company will provide, at no cost, paper or electronic copies of its reports and other filings (excluding exhibits) made with the SEC. Requests should be directed to:

                             Commerce Bancorp, Inc.
                                 Commerce Atrium
                               1701 Route 70 East
                           Cherry Hill, NJ 08034-5400
                           Attn: C. Edward Jordan, Jr.
                            Executive Vice President

The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. This website is and is only intended to be an inactive textual reference.

Item 2. Properties

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


Item 3. Legal Proceedings

     Other than routine litigation incidental to its business, neither the Company or any of its subsidiaries, nor any of the Company's or any of its subsidiaries' properties, are subject to any material legal proceedings, nor are any such proceedings known to be contemplated.

Item 4. Submission of matters to a vote of security holders

     There were no matters submitted to a vote of security holders in the fourth quarter of 2002.

                                     Part II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

     See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; Stockholders' Equity and Dividends included elsewhere herein.

     See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for disclosure regarding the Company's Equity Compensation Plans.

Dividend Policy

     It is the present intention of the Company's Board of Directors to pay quarterly cash dividends on the Company's common stock. However, the declaration and payment of future dividends will be subject to determination and declaration by the Board of Directors, which will consider the Company's earnings, financial condition and capital needs and applicable regulatory requirements. See Note 18 of the Company's Notes to Consolidated Financial Statements which appears elsewhere herein.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and accompanying notes included elsewhere herein.





-------------------------------------------------------------------------------------------------------------------------------
                                                                           Year Ended December 31,
-------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)         2002            2001            2000           1999            1998
--------------------------------------------------------------------------------------------------------------------------------
Income Statement Data:
 Net interest income                                 $  572,755      $  401,326     $  296,930     $  244,367      $  194,661
 Provision for loan losses                               33,150          26,384         13,931          9,175           8,762
 Noninterest income                                     257,466         196,805        150,760        114,596          96,277
 Noninterest expense                                    579,168         420,036        315,357        252,523         213,950
 Income before income taxes                             217,903         151,711        118,402         97,265          68,226
 Net income                                             144,815         103,022         80,047         65,960          42,155
Balance Sheet Data:
 Total assets                                       $16,403,981     $11,363,703     $8,296,516     $6,635,793      $5,424,190
 Loans (net)                                          5,731,856       4,516,431      3,638,580      2,922,706       2,249,061
 Securities available for sale                        7,806,779       4,152,704      2,021,326      1,664,257       1,305,004
 Securities held to maturity                            763,026       1,132,172      1,513,456      1,201,892       1,220,874
 Trading securities                                     326,479         282,811        109,306        117,837          85,359
 Federal funds sold                                                                     52,000          5,300          10,395
 Deposits                                            14,548,841      10,185,594      7,387,594      5,608,920       4,928,808
 Long-term debt                                                          23,000         23,000         23,000          24,282
 Trust preferred securities                                              57,500         57,500         57,500          57,500
 Convertible trust preferred securities                 200,000
 Stockholders' equity                                   918,010         636,570        492,224        356,756         323,552
Per Share Data:
 Net income-basic                                     $    2.16       $    1.59      $    1.30       $   1.13       $    0.75
 Net income-diluted                                        2.04            1.51           1.25           1.08            0.71
 Cash dividends                                            0.60            0.55           0.48           0.41            0.44
 Book value                                               13.53            9.70           7.77           6.00            5.64
 Average shares outstanding:
 Basic                                                   66,795          64,666         61,755         58,310          56,509
 Diluted                                                 70,903          68,102         64,223         60,930          59,324
Selected Ratios:
 Performance
 Return on average assets                                  1.05 %          1.08  %        1.09  %        1.12   %        0.87%
 Return on average equity                                 18.50           17.64          19.81          19.63           13.57
 Net interest margin                                       4.69            4.76           4.62           4.65            4.42
Liquidity and Capital
 Average loans to average deposits                        42.48 %         48.04  %       52.17  %       50.31   %       44.71%
 Dividend payout                                          27.78           34.59          37.45          36.64           58.55
 Stockholders' equity to total assets                      5.60            5.60           5.93           5.38            5.96
 Risk-based capital:
 Tier 1                                                   11.47           10.81          10.79          11.40           12.09
 Total                                                    12.51           11.96          11.92          12.72           13.71
 Leverage capital                                          6.37            6.24           6.92           7.02            7.05
Asset Quality
 Non-performing assets to total year-end assets            0.11 %          0.16  %        0.20  %        0.18   %        0.27%
 Net charge-offs to average loans outstanding              0.18            0.19           0.11           0.08            0.08
 Non-performing loans to total
 year-end loans                                            0.24            0.37           0.37           0.29            0.38
 Allowance for loan losses to total
 end of year loans                                         1.56            1.46           1.32           1.30            1.37
 Allowance for loan losses to non-
 performing loans                                        640.18          397.73         356.84         442.09          364.86


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

Application of Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.

The Company's accounting policies are fundamental to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company has identified two policies as being critical: the policies related to the allowance for loan losses and capitalization of branch costs. The Company, in consultation with the Audit Committee, has reviewed and approved these critical accounting policies (further described in Note 1 Significant Accounting Policies to the Consolidated Financial Statements.)

The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio of the Company. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Allowance for Loan Losses discussion within this Management's Discussion and Analysis of Financial Condition and Results of Operations.

In addition, due to the Company's recent growth and plans for future expansion, management has identified the accounting for the capitalization of fixed assets, including costs related to branch construction, as an application of a critical accounting policy. In accordance with accounting principles generally accepted in the United States, when capitalizing costs for branch construction, the Company includes the costs of purchasing the land, developing the site, constructing the building (or leasehold improvements if the property is leased), and furniture, fixtures and equipment necessary to equip the branch. All other pre-opening and post-opening costs related to branches are expensed as incurred.

2002 Overview

In 2002, the Company again posted increases in net income, deposits, loans, and assets. The increase in net income was due to increases in net interest income and noninterest income, which offset increases in both the provision for loan losses and noninterest expenses. Loan growth totaled 27% for 2002, and deposit growth totaled 43%. At December 31, 2002, the Company had total assets of $16.4 billion, total loans of $5.8 billion, total investment securities of $8.9 billion, and total deposits of $14.5 billion. The Company remains a deposit-driven financial institution with emphasis on core deposit accumulation and retention as a basis for sound growth and profitability. The Company's continued ability to grow deposits, resulting in significant earning asset growth, permitted the Company to report $585.9 million in net interest income on a tax equivalent basis in 2002, an increase of $173.2 million or 42% over 2001. As more fully depicted in the chart below, the increase in net interest income in both 2002 and 2001 was almost entirely due to volume increases in the Company's earning assets.



          ------------------------------------------------------------
                              Net Interest Income
          ------------------------------------------------------------
                 Volume         Rate            Total Increase
                Increase        Change
                (in  millions) (in  millions) (in millions)  % increase
 2002           $174.0           ($0.8)        $173.2            42%
 2001             91.4            15.1         $106.5            35%
-----------------------------------------------------------------------


Segment Reporting

The Company operates one reportable segment of business, Community Banks, as more fully described in Note 19 to the Consolidated Financial Statements. The following table summarizes net income by segment for each of the last three years:

 -----------------------------------------------------------
                                    Net Income
 -----------------------------------------------------------
                           2002        2001        2000
 -----------------------------------------------------------
 Community Banks          $139,560    $ 95,574     $77,262
 Parent/Other                5,255       7,448       2,785
 -----------------------------------------------------------
 Consolidated total       $144,815    $103,022     $80,047
 -----------------------------------------------------------


Average Balances and Net Interest Income

The table on page 12 sets forth balance sheet items on a daily average basis for the years ended December 31, 2002, 2001 and 2000 and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. During 2002, average interest earning assets totaled $12.5 billion, an increase of $3.8 billion, or 44% over 2001. This increase resulted primarily from the increase in the average balance of investments, which rose $2.8 billion, and the average balance of loans, which rose $1.1 billion during 2002. The growth in the average balance of interest earning assets was funded primarily by an increase in the average balance of deposits (including noninterest-bearing demand deposits) of $3.8 billion.

Net Interest Income and Net Interest Margin

Net interest margin on a tax equivalent basis was 4.69% for 2002, a decrease of 7 basis points from 2001.

Net interest income is the difference between the interest income on loans, investments and other interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. Net interest income is the primary source of earnings for the Company.

Net interest income on a tax-equivalent basis (which adjusts for the tax-exempt status of income earned on certain loans and investments to express such income as if it were taxable) for 2002 was $585.9 million, an increase of $173.2 million, or 42%, over 2001. Interest income on a tax-equivalent basis increased to $768.5 million from $615.7 million, or 25%. This increase was primarily related to volume increases in the loan and investment portfolios. Interest expense for 2002 fell $20.4 million to $182.6 million from $203.0 million in 2001. This decrease was primarily related to decreases in the rates paid on the Company's deposits and debt instruments.

The tax-equivalent yield on interest earning assets during 2002 was 6.15%, a decrease of 95 basis points from 7.10% in 2001. The cost of interest-bearing liabilities decreased 115 basis points in 2002 to 1.81% from 2.96% in 2001. The decrease resulted primarily from decreased general market interest rates during 2002 as compared to 2001. The cost of total funding sources decreased 88 basis points in 2002 to 1.46% from 2.34%.

The following table presents the major factors that contributed to the changes in net interest income for the years ended December 31, 2002 and 2001 as compared to the respective previous periods.

-----------------------------------------------------------------------------------------------------------------------------
                                    2002 vs. 2001                                        2001 vs. 2000
                                 Increase (Decrease)                                  Increase (Decrease)
                                Due to Changes in (1)                                    Due to Changes in (1)
-----------------------------------------------------------------------------------------------------------------------------
                      Volume       Rate          Total                   Volume                 Rate               Total
-----------------------------------------------------------------------------------------------------------------------------
                   (dollars in thousands)
Interest on
  Investments:
   Taxable         $ 156,146      ($ 29,870)     $ 126,276             $  71,674             $  (9,886)           $  61,788
   Tax-exempt          1,968           (214)         1,754                   297                  (110)                 187
   Trading             1,558            253          1,811                 3,669                (2,256)               1,413
Federal
    Funds sold        (1,802)        (3,270)        (5,072)                3,448                (1,976)               1,472
Interest on
 loans:
   Commercial
     mortgages        31,083        (17,921)        13,792                27,325               (11,170)              16,155
   Commercial         16,240        (17,045)          (805)               18,542               (12,473)               6,069
   Consumer           27,817        (13,936)        13,881                 8,428                   850                9,278
   Tax-exempt          1,612           (499)         1,113                 5,492                  (638)               4,854
 ---------------------------------------------------------------------------------------------------------------------------
Total
interest
  Income             234,622       (81,872)        152,750               138,875               (37,659)             101,216
 ---------------------------------------------------------------------------------------------------------------------------
Interest
expense:
  Regular
   Savings             9,678        (12,093)        (2,415)                5,777               (10,065)              (4,288)
  N.O.W.
   Accounts            1,128         (2,606)        (1,478)                1,821                (2,104)                (283)
  Money
   Market plus        17,669        (24,332)        (6,663)               12,622               (21,759)              (9,137)
  Time
   Deposits           20,708        (20,730)           (22)               17,471                (3,237)              14,234
  Public funds         2,960        (19,455)       (16,495)              (16,495)               (7,443)               8,804

  Other
   Borrowed
   Money                 379         (2,048)        (1,669)               16,247                (6,957)             (13,435)
  Long-term
   Debt                8,090            227          8,317                                      (1,223)              (1,223)
 ---------------------------------------------------------------------------------------------------------------------------
Total
interest
  Expense             60,612        (81,037)       (20,425)               47,461               (52,789)              (5,328)
Net increase       $ 174,010      ($    835)     $ 173,175             $  91,413             $  15,131            $ 106,544
-------------------------------------------------------------
(1) Changes due to both volume and rate have been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.






                            Commerce Bancorp, Inc. and Subsidiaries Average Balances and Net Interest Income

------------------------------------------------------------------------------------------------------------------------------------
                                                                  Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                             2002                            2001                        2000
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)            Average                Average    Average                Average    Average               Average
Earning Assets                    Balance   Interest      Rate      Balance     Interest    Rate      Balance    Interest     Rate
------------------------------------------------------------------------------------------------------------------------------------
Investment securities


     Taxable                    $ 6,835,820   $387,811    5.67 %  $4,083,493     $261,535    6.40 % $2,964,401    $199,747    6.74 %
     Tax-exempt                     110,235      6,852    6.22        78,572        5,098    6.49       74,001       4,911    6.64
     Trading                        214,016     12,193    5.70       186,678       10,382    5.56      120,702       8,969    7.43
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities       7,160,071    406,856    5.68     4,348,743      277,015    6.37    3,159,104     213,627    6.76
Federal funds sold                   54,043        865    1.60       166,619        5,937    3.56       69,841       4,465    6.39
Loans
     Commercial mortgages         2,037,091    138,864    6.82     1,581,118      125,072    7.91    1,235,690     108,917    8.81
     Commercial                   1,219,182     73,338    6.02       949,205       74,143    7.81      711,826      68,074    9.56
     Consumer                     1,815,679    130,143    7.17     1,427,586      116,262    8.14    1,323,795     106,984    8.08
     Tax-exempt                     212,261     18,416    8.68       193,678       17,303    8.93      132,507      12,449    9.40
------------------------------------------------------------------------------------------------------------------------------------
Total loans                       5,284,213    360,761    6.83     4,151,587      332,780    8.02    3,403,818     296,424    8.71
------------------------------------------------------------------------------------------------------------------------------------
Total earning assets            $12,498,327   $768,482    6.15 %  $8,666,949     $615,732    7.10 % $6,632,763    $514,516    7.76 %
------------------------------------------------------------------------------------------------------------------------------------
Sources of Funds
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities
     Regular savings            $ 2,416,884   $ 30,232    1.25 %  $1,643,145     $ 32,647    1.99 % $1,352,364    $ 36,935    2.73 %
     N.O.W. accounts                344,951      4,156    1.20       251,352        5,634    2.24      170,118       5,918    3.48
     Money market plus            4,193,963     51,257    1.22     2,748,236       57,920    2.11    2,149,329      67,057    3.12
     Time deposits                1,882,823     61,393    3.26     1,247,741       61,415    4.92      892,780      47,181    5.28
     Public funds                   925,827     20,174    2.18       790,001       36,669    4.64      439,972      27,865    6.33
------------------------------------------------------------------------------------------------------------------------------------
Total deposits                    9,764,448    167,212    1.71     6,680,475      194,285    2.91    5,004,563     184,956    3.70

Other borrowed money                118,734      1,839    1.55        94,257        3,508    3.72      268,304      16,943    6.31
Long-term debt                      199,464     13,565    6.80        80,500        5,248    6.52       80,500       6,471    8.04
------------------------------------------------------------------------------------------------------------------------------------
Total deposits and interest-
bearing liabilities              10,082,646    182,616    1.81     6,855,232      203,041    2.96    5,353,367     208,370    3.89
Noninterest-bearing funds
     (net)                        2,415,681                        1,811,717                         1,279,396
------------------------------------------------------------------------------------------------------------------------------------
Total sources to fund
     earning assets             $12,498,327    182,616    1.46    $8,666,949     $203,041    2.34   $6,632,763    $208,370    3.14
------------------------------------------------------------------------------------------------------------------------------------
Net interest income and
     margin tax-equivalent
     basis                                    $585,866    4.69                    412,691    4.76                  306,146    4.62
Tax-exempt adjustment                           13,111                             11,365                            9,216
                                            -----------                      -------------                     ------------
Net interest income and margin                $572,755    4.58 %                 $401,326    4.63 %               $296,930    4.48 %
------------------------------------------------------------------------------------------------------------------------------------
Other Balances
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks         $   630,134                       $  417,110                        $  328,390
Other assets                        702,898                          519,799                           431,884
Total assets                     13,752,237                        9,546,794                         7,348,963
Demand deposits
     (noninterest-bearing)        2,674,233                        1,962,354                         1,519,313
Other liabilities                   212,775                          145,084                            72,162
Stockholders' equity                782,583                          584,124                           404,121
------------------------------------------------------------------------------------------------------------------------------------

Notes --Weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis assuming a federal tax rate of 35%.
      --Non-accrual loans have been included in the average loan balance.
      --Investment securities include investments available for sale.
      --Consumer loans include loans held for sale.



Noninterest Income

For 2002, noninterest income totaled $257.5 million, an increase of $60.7 million or 31% from 2001. The growth in noninterest income was primarily reflected in increased deposit and service fees and other operating income, including the Company's insurance and capital markets divisions. Commerce Insurance, the Company's insurance brokerage subsidiary recorded a 12% increase in revenues or $6.1 million to $55.9 million from $49.8 million in 2001. Commerce Capital Markets generated noninterest revenues of $35.1 million in 2002, an increase of $13.0 million or 59% from revenues of $22.0 million in 2001. The growth in noninterest income is more fully depicted in the following chart.

                                 2002           2001
                              ------------   ------------
Deposit Charges & Service         $130,993       $100,912
   Fees
Other Operating Income:
    Insurance                       55,875         49,803
    Capital Markets                 35,082         22,049
    Loan Brokerage Fees             18,655         10,976
    Other                           16,861         13,065
                              ------------   ------------
                                   126,473         95,893
                              ------------   ------------
Total NonInterest Income          $257,466       $196,805


Noninterest Expenses

Noninterest expenses totaled $579.2 million for 2002, an increase of $159.1 million, or 38% over 2001. Contributing to this increase was the addition of 40 new branches. With the addition of these new offices, staff, facilities, marketing, and related expenses rose accordingly. Other noninterest expenses rose $37.2 million to $124.1 million in 2002. This increase included increased bank-card related service charges of $8.3 million, increased business development expenses of $6.6 million, and increased professional services and insurance expenses of $5.4 million.

A key industry productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (excluding other real estate expenses) to net interest income plus noninterest income (excluding non-recurring gains). This ratio equaled 69.73%, 70.06%, and 70.72%, in 2002, 2001, and 2000, respectively. The Company's efficiency ratio remains above its peer group primarily due to its aggressive expansion activities. Income Taxes

The provision for federal and state income taxes for 2002 was $73.1 million compared to $48.7 million in 2001 and $38.4 million in 2000. The effective tax rate was 33.5%, 32.1% and 32.4% in 2002, 2001, and 2000, respectively. The increase in the effective income tax rate for 2002 is due primarily to higher state income taxes under newly enacted tax laws in New Jersey.

Net Income

Net income for 2002 was $144.8 million, an increase of $41.8 million, or 41% over the $103.0 million recorded for 2001. The increase in net income was due to increases in net interest income and noninterest income, which offset increases in both the provision for loan losses and noninterest expenses.

Diluted net income per share of common stock for 2002 was $2.04 compared to $1.51 per common share for 2001.

Return on Average Equity and Average Assets

Two industry measures of the performance by a banking institution are its return on average assets and return on average equity. Return on average assets ("ROA") measures net income in relation to total average assets and indicates a company's ability to employ its resources profitably. The Company's ROA was 1.05%, 1.08%, and 1.09% for 2002, 2001, and 2000, respectively. Return on average equity ("ROE") is determined by dividing annual net income by average stockholders' equity and indicates how effectively a company can generate net income on the capital invested by its stockholders. The Company's ROE was 18.50%, 17.64%, and 19.81% for 2002, 2001, and 2000, respectively.

The Company's ROE excluding the accumulated other comprehensive income component of stockholders equity (the unrealized appreciation /depreciation of its available for sale securities) was 20.28%, 18.33%, and 18.00% for 2002, 2001 and 2000 respectively.

Loan Portfolio

The following table summarizes the loan portfolio of the Company by type of loan as of December 31, for each of the years 1998 through 2002.

 -------------------------------------------------------------------------------------------------------------------------
                                                                December 31,
 -------------------------------------------------------------------------------------------------------------------------
                              2002                     2001             2000               1999                 1998
 -------------------------------------------------------------------------------------------------------------------------
 (dollars in thousands)
 Commercial real estate:
   Owner-occupied                        $1,345,306          $1,028,408   $  945,599       $ 634,726          $ 516,477
   Investor/developer                       885,276             799,799      578,982         452,579            361,115
  Residential
   construction                             102,080              47,917       13,743           5,580              1,738
 -----------------------------------------------------------------------------------------------------------------------
                                          2,332,662           1,876,124    1,538,324       1,092,885            879,330

 Commercial:
   Term                                     842,869             600,374      469,564         393,953            282,556
   Line of credit                           683,640             556,977      430,811         277,917            192,485
   Demand                                       317                 440        1,400           1,328                417
 -----------------------------------------------------------------------------------------------------------------------
                                          1,526,826           1,157,791      901,775         673,198            475,458

 Consumer:
   Mortgages
    (1-4 family
 residential)                               626,652             471,680      351,644         428,453            322,310
   Installment                              140,493             161,647      154,415         125,856             96,188
   Home equity                            1,139,589             872,974      710,848         621,597            494,047
   Credit lines                              56,367              43,196       30,254          19,099             12,993
 -----------------------------------------------------------------------------------------------------------------------
                                          1,963,101           1,549,497    1,247,161       1,195,005            925,538
 -----------------------------------------------------------------------------------------------------------------------
 Total loans                             $5,822,589          $4,583,412   $3,687,260      $2,961,088         $2,280,326
 -----------------------------------------------------------------------------------------------------------------------



The Company manages risk associated with its loan portfolio through diversification, underwriting policies and procedures, and ongoing loan monitoring efforts. The commercial real estate portfolio includes owner-occupied permanent and construction loans (owner occupies greater than 50% of the property); investor/developer permanent and construction loans; and residential construction loans. Owner-occupied and investor/developer loans generally have five year call provisions and bear the personal guarantees of the principals involved. Financing for investor/developer construction is generally for pre-leased or pre-sold property, while residential construction is provided against firm agreements of sale with speculative construction generally limited to two samples per project. The commercial loan portfolio is comprised of loans to businesses in New Jersey, Philadelphia and the New York City metropolitan areas. These loans are generally secured by business assets, personal guarantees, and/or personal assets of the borrower. The consumer loan portfolio is comprised primarily of loans secured by first and second mortgage liens on residential real estate. The contractual maturity ranges of the loan portfolio and the amount of loans with predetermined interest rates and floating rates in each maturity range, as of December 31, 2002, are summarized in the following table.

--------------------------------------------------------------------------------------------------
                                                December 31, 2002
--------------------------------------------------------------------------------------------------
                         Due in One Year or   Due in One to   Due in Over Five
                               Less            Five Years        Years                 Total
--------------------------------------------------------------------------------------------------
(dollars in thousands)
Commercial real
 estate:
   Owner-occupied           $  394,166      $ 804,569        $  146,571                $1,345,306
   Investor/
    developer                  220,464        626,545            38,267                   885,276
   Residential
construction                    77,127         24,797               156                   102,080
--------------------------------------------------------------------------------------------------
                               691,757      1,455,911           184,994                 2,332,662
Commercial:
   Term                        296,311        457,426            89,132                   842,869
   Line of credit              656,650         26,990                                     683,640
   Demand                          129            188                                         317
--------------------------------------------------------------------------------------------------
                               953,090        484,604            89,132                 1,526,826
Consumer:
   Mortgages
    (1-4 family
     Residential)               73,065         57,901           495,686                   626,652
   Installment                  54,920         64,085            21,488                   140,493
   Home equity                 110,573        379,274           649,742                 1,139,589
   Credit lines                 24,480         31,887                                      56,367
--------------------------------------------------------------------------------------------------
                               263,038        533,147         1,166,916                 1,963,101
--------------------------------------------------------------------------------------------------
Total loans                 $1,907,885     $2,473,662        $1,441,042                $5,822,589
--------------------------------------------------------------------------------------------------
Interest rates:
   Predetermined            $  686,249     $1,782,506        $  874,323                $3,343,078
   Floating                  1,221,636        691,156           566,719                 2,479,511
--------------------------------------------------------------------------------------------------
Total loans                 $1,907,885     $2,473,662        $1,441,042                $5,822,589
-------------------------------------------------------------------------------------------------

During 2002, loans increased $1.2 billion, or 27% from $4.6 billion to $5.8 billion. At December 31, 2002, loans represented 40% of total deposits and 35% of total assets. All segments of the loan portfolio experienced growth in 2002, especially owner-occupied loans, commercial loans, and consumer loans.

The Company has traditionally been an active provider of commercial real estate loans to creditworthy local borrowers, with such loans secured by properties within the Company's primary trade area. Owner occupied properties grew $317.0 million or 31% and the $1.3 billion outstanding at December 31, 2002 represented 58% of commercial real estate. Commercial loan growth of $369.0 million or 32% was led by activity in the middle market and healthcare sectors. Growth in consumer loans of $414.0 million, or 27%, was primarily in home equity lending.

Non-Performing Loans and Assets

Non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at December 31, 2002 were $17.8 million or .11% of total assets, as compared to $18.4 million or .16% of total assets at December 31, 2001.

Total non-performing loans (non-accrual loans, and restructured loans, excluding loans past due 90 days or more and still accruing interest) at December 31, 2002 were $14.2 million as compared to $16.8 million a year ago. The Company generally places a loan on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. Generally loans past due 90 days are placed on non-accrual status, unless the loan is both well secured and in the process of collection. At December 31, 2002, loans past due 90 days or more and still accruing interest amounted to $620 thousand, compared to $519 thousand at December 31, 2001. Additional loans considered by the Company's internal loan review department as potential problem loans of $30.3 million at December 31, 2002 have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

Other real estate (ORE) totaled $3.6 million at December 31, 2002 as compared to $1.5 million at December 31, 2001. These properties have been written down to the lower of cost or fair value less disposition costs.

The Company has on an ongoing basis updated appraisals on non-performing loans secured by real estate. In those instances where updated appraisals reflect reduced collateral values, an evaluation of the borrowers' overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for loan losses.

The following summary presents information regarding non-performing loans and assets as of December 31, 1998 through 2002.




------------------------------------------------------------------------------------------------
                                                Year Ended December 31,
------------------------------------------------------------------------------------------------
                            2002        2001        2000        1999         1998
------------------------------------------------------------------------------------------------
(dollars in thousands)
Non-accrual loans (1):
  Commercial            $ 5,412      $ 6,835    $ 4,955      $ 2,254     $ 2,655
  Consumer                2,734        1,484      1,295          674         831
  Real estate
   Construction             131        1,590      1,459           55
   Mortgage               5,891        6,924      5,840        5,230       4,849
------------------------------------------------------------------------------------------------
  Total non-accrual
   loans                 14,168       16,833     13,549        8,213       8,335
------------------------------------------------------------------------------------------------
Restructured loans (1):
  Commercial                  5            8         11          277          17
  Real estate
   mortgage                                          82          192         217
------------------------------------------------------------------------------------------------
  Total restructured
   loans                      5            8         93          469         234
------------------------------------------------------------------------------------------------
Total non-performing
  loans                  14,173       16,841     13,642        8,682       8,569
------------------------------------------------------------------------------------------------
Other real estate         3,589        1,549      2,959        3,523       6,081
------------------------------------------------------------------------------------------------
Total non-performing
  assets(1):            $17,762      $18,390    $16,601      $12,205     $14,650
------------------------------------------------------------------------------------------------
Non-performing
  assets as a percent
  of total assets          0.11%       0.16%       0.20%       0.18%        0.27%
------------------------------------------------------------------------------------------------
Loans past due 90
  days or more and
still                      $620         $519    $   489      $   499     $ 1,029
  accruing interest
------------------------------------------------------------------------------------------------
(1)  Interest  income  of  approximately  $1,352,000,   $2,092,000,  $1,731,000,
     $986,000,  and  $1,030,000  would have been recorded in 2002,  2001,  2000,
     1999, and 1998  respectively,  on  non-performing  loans in accordance with their original terms.  Actual interest  recorded on these loans amounted to
     $275,000 in 2002, $237,000 in 2001, $525,000 in 2000, $255,000 in 1999, and
     $266,000 in 1998.


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

In addition, a portion of the allowance is established for losses inherent in the loan portfolio which have not been identified by the more quantitative processes described above. This determination inherently involves a higher degree of subjectivity, and considers risk factors that may not have yet manifested themselves in the Company's historical loss experience. Those factors include changes in levels and trends of charge-offs, delinquencies, and nonaccrual loans, trends in volume and terms of loans, changes in underwriting standards and practices, portfolio mix, tenure of loan officers and management, entrance into new geographic markets, changes in credit concentrations, and national and local economic trends and conditions. While the allowance for loan losses is maintained at a level believed to be adequate by management for estimated losses in the loan portfolio, determination of the allowance is inherently subjective, as it requires estimates, all of which may be susceptible to significant change. Changes in these estimates may impact the provisions charged to expense in future periods.

The allowance for loan losses is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Charge-offs occur when loans are deemed to be uncollectible. During 2002, net charge-offs amounted to $9.4 million, or .18% of average loans outstanding for the year, compared to $8.1 million, or .19% of average loans outstanding for 2001. During 2002, the Company recorded provisions of $33.2 million to the allowance for loan losses compared to $26.4 million for 2001. At December 31, 2002, the allowance aggregated $90.7 million or 1.56% of total loans. The increase in the provision in 2002 reflects the increases in charge-offs and the growth in the loan portfolio. Additionally, the increase in the provision for 2002 reflects the ongoing uncertainty with the overall economy and risks associated with the mix of the loan portfolio, tenure of loan officers and entrance into new geographic markets.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

-------------------------------------------------------------------------------------------------
                                                  Year Ended December 31,
 -------------------------------------------------------------------------------------------------
                                2002         2001        2000          1999           1998
 -------------------------------------------------------------------------------------------------
 (dollars in thousands)
 Balance at beginning
    of period              $66,981        $48,680    $38,382      $31,265       $24,150
 Provisions charged to
    operating expenses      33,150         26,384     13,931        9,175         8,762
 -------------------------------------------------------------------------------------------------
                           100,131         75,064     52,313       40,440        32,912
 -------------------------------------------------------------------------------------------------
 Recoveries of loans
    previously charged-off:
      Commercial               815            552        313          551           418
      Consumer                 339            288        249          286           305
      Commercial real
       estate                  176            134         14          132           764
 -------------------------------------------------------------------------------------------------
 Total recoveries            1,330            974        576          969         1,487
 -------------------------------------------------------------------------------------------------
 Loans charged-off:
      Commercial            (7,181)        (5,862)    (2,936)      (1,599)       (1,281)
      Consumer              (3,514)        (2,784)    (1,220)      (1,078)       (1,352)
      Commercial real
       estate                  (33)          (411)       (53)        (350)         (501)
 -------------------------------------------------------------------------------------------------
 Total charged-off         (10,728)        (9,057)    (4,209)      (3,027)       (3,134)
 -------------------------------------------------------------------------------------------------
 Net charge-offs            (9,398)        (8,083)    (3,633)      (2,058)       (1,647)
 -------------------------------------------------------------------------------------------------
 Balance at end of period  $90,733        $66,981    $48,680      $38,382       $31,265
 -------------------------------------------------------------------------------------------------
 Net charge-offs as a
    percentage of average
    loans outstanding         0.18%      0.19%        0.11%         0.08%            0.08%
 -------------------------------------------------------------------------------------------------
 Allowance for loan losses
    as a percentage of
    year-end loans            1.56%      1.46%        1.32%         1.30%            1.37%
 -------------------------------------------------------------------------------------------------


Allocation of the Allowance for Loan Losses

The following table details the allocation of the allowance for loan losses to the various categories. The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans.





 -------------------------------------------------------------------------------------------------------------------------
                                                   Allowance for Loan Losses at December 31,
 -------------------------------------------------------------------------------------------------------------------------
                            2002                2001                2000                1999               1998
 -------------------------------------------------------------------------------------------------------------------------
                               % Gross             % Gross             % Gross             % Gross            % Gross
                       Amount   Loans      Amount   Loans     Amount    Loans     Amount    Loans     Amount   Loans
 -------------------------------------------------------------------------------------------------------------------------
 (dollars in
 thousands)
  Commercial            $33,708    26%     $24,110     25%     $20,396    24%      $14,268      23%    $ 7,738    21%
  Consumer               14,497    34        9,915     34        4,632    34         4,120      40       7,800    41
  Commercial real
  estate                 42,528    40       32,956     41       23,652    42        19,994      37      15,727    38
 -------------------------------------------------------------------------------------------------------------------------
                        $90,733   100%     $66,981    100%     $48,680   100%      $38,382     100%    $31,265   100%
 -------------------------------------------------------------------------------------------------------------------------


Investment Securities

The following table summarizes the book value of securities available for sale and securities held to maturity by the Company as of the dates shown.

-----------------------------------------------------------
                                   December 31,
-----------------------------------------------------------
                            2002       2001        2000
-----------------------------------------------------------
(dollars in thousands)
U.S. Government agency
and mortgage-backed
   obligations           $7,659,737  $3,994,523 $1,900,912
Obligations of state
 and political
 subdivisions                23,185      82,922     46,544
Equity securities            24,054      16,325     16,825
Other                        99,803      58,934     57,045
-----------------------------------------------------------
Securities available
   for sale              $7,806,779  $4,152,704 $2,021,326
-----------------------------------------------------------
U.S. Government agency
and mortgage-backed
   obligations           $  624,688  $1,044,266 $1,437,993
Obligations of state
 and political               91,204      50,602     42,938
 subdivisions
Other                        47,134      37,304     32,525
-----------------------------------------------------------
Securities held to
   maturity              $  763,026  $1,132,172 $1,513,456
-----------------------------------------------------------

The Company has segregated a portion of its investment portfolio as securities available for sale. The balance of the investment portfolio (excluding trading securities) is categorized as securities held to maturity. Investment securities are classified as available for sale if they might be sold in response to changes in interest rates, prepayment risk, the Company's income tax position, the need to increase regulatory capital, liquidity needs or other similar factors. These securities are carried at fair market value with unrealized gains and losses, net of income tax effects, recognized in Stockholders' Equity. Investment securities are classified as held to maturity when the Company has the intent and ability to hold those securities to maturity. Securities held to maturity are carried at cost and adjusted for accretion of discounts and amortization of premiums. Trading securities, primarily municipal securities, are carried at market value, with gains and losses, both realized and unrealized, included in other operating income.

In total, investment securities increased $3.3 billion from $5.6 billion to $8.9 billion at December 31, 2002. Deposit growth and other funding sources were used to increase the Company's investment portfolio. The available for sale portfolio increased $3.7 billion to $7.8 billion, and the securities held to maturity portfolio decreased $369.0 million to $763.0 million at year-end 2002. The portfolio of trading securities increased $43.7 million from year-end 2001 to $326.5 million at year-end 2002. At December 31, 2002, the average life and duration of the investment portfolio were approximately 3.0 years and 2.5 years, respectively, as compared to 5.8 years and 4.3 years, respectively, at December 31, 2001. At December 31, 2002 the yield on the portfolio was 5.30%, down from 6.38% at December 31, 2001. The decrease in yield was due to lower reinvestment rates, which reflect lower general market interest rates in 2002 as compared to 2001. The decrease in duration and average life was due to the decline in general market interest rates, which resulted in increased prepayments and a decrease in the duration of the Company's existing portfolio. In addition management made a conscious decision to maintain a shorter duration when reinvesting funds in 2002, in anticipation of a rise in interest rates in 2003 and subsequent years.

The Company's investment portfolio consists primarily of U.S. Government agency and mortgage-backed obligations. These securities have little, if any, credit risk since they are either backed by the full faith and credit of the U.S. Government, or are guaranteed by an agency of the U.S. Government, or are AAA rated. These investment securities carry fixed coupons whose rate does not change over the life of the securities. Certain securities are purchased at premiums or discounts. Their yield will change depending on any change in the estimated rate of prepayments. The Company amortizes premiums and accretes discounts over the estimated average life of the securities. Changes in the estimated average life of the investment portfolio will lengthen or shorten the period in which the premium or discount must be amortized or accreted, thus affecting the Company's investment yields. For the year ended December 31, 2002, the yield on the investment portfolio was 5.68%, a decrease of 69 basis points from 6.37% in fiscal 2001. The decrease in yield is a reflection of the general decline in market interest rates in 2002, which impacted returns on the Company's reinvestment of funds.

At December 31, 2002, the net unrealized appreciation in securities available for sale included in stockholders' equity totaled $113.6 million, net of tax, compared to net unrealized appreciation of $15.8 million, net of tax, at December 31, 2001.

The contractual maturity distribution and weighted average yield of the Company's investment portfolio (excluding equity and trading securities) at December 31, 2002, are summarized in the following table. Weighted average yield is calculated by dividing income within each maturity range by the outstanding amortized cost amount of the related investment and has been tax effected, assuming a federal tax rate of 35%, on tax-exempt obligations.

-------------------------------------------------------------------------------------------------------------------------
                                                                    December 31, 2002
-------------------------------------------------------------------------------------------------------------------------
                                 Due Under 1 Year   Due 1-5 Years    Due 5-10 Years  Due Over 10 Years       Total
-------------------------------------------------------------------------------------------------------------------------
                                  Amount   Yield   Amount    Yield    Amount  Yield    Amount   Yield    Amount    Yield
-------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
Securities available for sale:
U.S. Government agency and
   mortgage-backed obligations    $36,954   1.73%   $32,676   2.12%  $252,972   4.52%$7,337,135  5.22%  $7,659,737  5.17%
Obligations of state and
   political subdivisions           3,211   6.91     14,468   7.03      3,581   6.78      1,925  5.08       23,185  6.81
Other securities                   10,786   1.54     10,907   5.78     49,000   7.85     29,110  8.53       99,803  7.14
-------------------------------------------------------------------------------------------------------------------------
                                  $50,951   2.01%   $58,051   4.03%  $305,553   5.08%$7,368,170  5.23%  $7,782,725  5.20%
-------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
U.S. Government agency and
   mortgage-backed obligations    $   907   7.89%   $12,192   7.30%   $77,670   6.85%  $533,919  6.76%  $  624,688  6.79%
Obligations of state and
   political subdivisions          37,357   2.86        224   2.17      4,798   7.20     48,825  5.71       91,204  4.63
Other securities                   47,134   3.81                                                            47,134  3.81
-------------------------------------------------------------------------------------------------------------------------
                                  $85,398   3.44%   $12,416   7.22%   $82,468   6.87%  $582,744  6.68%  $  763,026  6.36%
-------------------------------------------------------------------------------------------------------------------------


Deposits

Total deposits at December 31, 2002 were $14.5 billion, an increase of $4.4 billion or 43% above total deposits of $10.2 billion at December 31, 2001. The Company remains a deposit-driven financial institution with emphasis on core deposit accumulation and retention as a basis for sound growth and profitability. The Company regards core deposits as all deposits other than public certificates of deposit. Deposits in the various core categories increased $4.3 billion from year-end 2001 to year-end 2002. Certificates of deposit in excess of $100 thousand, retail and public, increased $69.0 million from year-end 2001.

Total deposits averaged $12.4 billion for 2002, an increase of $3.8 billion or 44% above the 2001 average. The average balance of noninterest-bearing demand deposits in 2002 was $2.7 billion, a $711.9 million or 36% increase over the average balance for 2001. The average total balance of passbook and statement savings accounts increased $773.7 million, or 47% compared to the prior year. The average balance of interest-bearing demand accounts (money market and N.O.W. accounts) for 2002 was $4.5 billion, a $1.5 billion or 51% increase over the average balance for the prior year. The average balance of time deposits for 2002 was $2.8 billion, a $770.9 million or 38% increase over the average balance for 2001. For 2002, the cost of total deposits was 1.34% as compared to 2.25% in 2001.

The Company believes that its record of sustaining core deposit growth is reflective of the Company's retail approach to banking which emphasizes a combination of superior customer service, convenient branch locations, extended hours of operation, free checking accounts (subject to a small minimum balance requirement) and active marketing.

The average balances and weighted average rates of deposits for each of the years 2002, 2001, and 2000 are presented below.

-------------------------------------------------------------------------------------------------------------------------
                                                      2002                      2001                      2000
-------------------------------------------------------------------------------------------------------------------------
                                              Average      Average      Average      Average      Average     Average
                                              Balance        Rate       Balance        Rate       Balance       Rate
-------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
Demand deposits:
  Noninterest-bearing                        $ 2,674,233                $1,962,354                $1,519,313
  Interest-bearing (money market and
   N.O.W. accounts)                            4,538,914     1.22%       2,999,588     2.12%       2,319,447    3.15%
Savings deposits                               2,416,884     1.25        1,643,145     1.99        1,352,364    2.73
Time deposits/public funds                     2,808,650     2.90        2,037,742     4.81        1,332,752    5.63
-------------------------------------------------------------------------------------------------------------------------
Total deposits                               $12,438,681                $8,642,829                $6,523,876
-------------------------------------------------------------------------------------------------------------------------



The remaining maturity of certificates of deposit for $100,000 or more as of December 31, 2002, 2001 and 2000 is presented below:

-------------------------------------------------------------------------------------------------------------------------
Maturity                                                2002                     2001                     2000
-------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
3 months or less                                      $  950,299               $  897,304                 $641,342
3 to 6 months                                            116,721                  137,388                   98,763
6 to 12 months                                           103,449                   70,630                   54,489
Over 12 months                                            10,646                    6,820                   12,420
-------------------------------------------------------------------------------------------------------------------------
Total                                                 $1,181,115               $1,112,142                 $807,014
-------------------------------------------------------------------------------------------------------------------------

Interest Rate Sensitivity and Liquidity

The Company's risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is composed primarily of interest rate risk. The primary objective of the Company's asset/liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate risk. The Company's Asset/Liability Committee (ALCO) is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with those policies. The guidelines established by ALCO are reviewed and approved by the Company's Board of Directors.

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

The following table illustrates the GAP position of the Company as of December 31, 2002.

----------------------------------------------------------------------------------------------------------------------
                                                              Interest Rate Sensitivity Gaps
                                                                    December 31, 2002
----------------------------------------------------------------------------------------------------------------------

                                     1-90       91-180     181-365        1-5         Beyond
                                     Days        Days        Days        Years        5 Years         Total
----------------------------------------------------------------------------------------------------------------------
(dollars in millions)
Rate sensitive:
  Interest-earning
   assets
   Loans                            $2,899.4     $ 118.5    $ 189.1      $1,703.7     $ 994.7      $5,905.4
   Investment
    securities                      1,287.2      1,124.0    1,479.0      4,172.0        834.1      8,896.3
----------------------------------------------------------------------------------------------------------------------
Total interest-
  earning assets                    4,186.6      1,242.5    1,668.1      5,875.7      1,828.8      14,801.7
----------------------------------------------------------------------------------------------------------------------
Interest-bearing
  liabilities
  Transaction
   accounts                         2,689.8                                           5,807.2      8,497.0
  Time deposits                     1,204.6        380.7      752.0        471.4                   2,808.7
  Other borrowed
   money                              391.6                                                          391.6
  Long-term debt                                                                        200.0        200.0
----------------------------------------------------------------------------------------------------------------------
Total interest-
  bearing
  liabilities                       4,286.0        380.7      752.0        471.4      6,007.2      11,897.3
----------------------------------------------------------------------------------------------------------------------
Period gap                            (99.4)       861.8      916.1      5,404.3      (4,178.4)    $2,904.4
----------------------------------------------------------------------------------------------------------------------
Cumulative gap                       $(99.4)      $762.4    $1,678.5     $7,082.8     $2,904.4
----------------------------------------------------------------------------------------------------
Cumulative gap as a
  percentage of total
  interest-earning
  assets                               (0.7)%                  5.2%       11.3%         47.9%       19.6%
----------------------------------------------------------------------------------------------------------------------



--------------------------------------------------------

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

The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate plus 200 and minus 100 basis point change during the next year, with rates remaining constant in the second year.

The Company's Asset/Liability Committee (ALCO) policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 15% of net income in the flat rate scenario in the first year and within 30% over the two year time frame. At
December 31, 2002, the Company's income simulation model indicates net income would decrease by 5.4% and 7.3% in the first year and over a two year time frame, respectively, if rates decreased as described above, as compared to a decrease of 3.3% and 13.1%, respectively, at December 31, 2001. The model projects that net income would increase by 8.8% and increase by 13.5% in the first year and over a two year time frame, respectively, if rates increased as described above, as compared to a decrease of 2.1% and an increase of 1.7%, respectively, at December 31, 2001. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

In the event the model indicates an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale investment portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate plus 200 and minus 100 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate plus 200 or minus 100 basis point change would result in the loss of 50% or more of the excess of market value over book value in the current rate scenario. At December 31, 2002, the market value of equity indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of the Company's assets and liabilities given an immediate plus 200 or minus 100 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company's core deposits, or the core deposit premium. The Company has completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums as permitted by regulation. The studies have consistently confirmed management's assertion that the Company's core deposits have stable balances over long periods of time, and are generally insensitive to changes in interest rates. Thus, these core deposit balances provide an internal hedge to market value fluctuations in the Company's fixed rate assets. Management believes the core deposit premiums produced by its core deposit study and utilized in its market value of equity model at December 31, 2002 provide an accurate assessment of the Company's interest rate risk.

Although the use of derivatives in 2002 was minimal, the Company may utilize interest rate derivatives to manage interest rate risk, including interest rate swaps, interest rate caps and floors, interest rate forwards, and exchange-traded futures and options contracts. Further discussion of the accounting for derivative instruments is included in Note 1 to the consolidated financial statements.

Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company's liquidity needs are primarily met by growth in core deposits, its cash and federal funds sold position, and cash flow from its amortizing investment and loan portfolios. If necessary, the Company has the ability to raise liquidity through collateralized borrowings, FHLB advances, or the sale of its available for sale investment portfolio. As of December 31, 2002 the Company had in excess of $6.9 billion in immediately available liquidity which includes securities that could be sold or used for collateralized borrowings, cash on hand, and borrowing capacities under existing lines of credit. During 2002, deposit growth and short-term borrowings were used to fund growth in the loan portfolio and purchase additional investment securities.

Other Borrowed Money

Other borrowed money, or short-term borrowings, which consist primarily of securities sold under agreement to repurchase, federal funds purchased, and lines of credit, were used in 2002 to meet short-term liquidity needs. For 2002, short-term borrowings averaged $118.7 million as compared to $94.3 million in 2001. The average rate on the Company's short-term borrowings was 1.55% and 3.72% during 2002 and 2001, respectively. As of December 31, 2002, short-term borrowings included $391.6 million of securities sold under agreements to repurchase at an average rate of 1.56%, compared to $199.6 million at an average rate of 1.71% as of December 31, 2001.

Long-Term Debt

On March 11, 2002 the Company issued $200 million of 5.95% Convertible Trust Capital Securities through Commerce Capital Trust II, a newly formed Delaware business trust subsidiary of the Company. The Convertible Trust Capital Securities mature in 2032. Holders of the Convertible Trust Capital Securities may convert each security into 0.9478 shares of Company common stock, subject to adjustment, if (1) the closing sale price of Company common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of any calendar quarter beginning with the quarter ending June 30, 2002 is more than 110% of the Convertible Trust Capital Securities conversion price ($52.75 at December 31, 2002) then in effect on the last day of such calendar quarter, (2) the assigned credit rating by Moody's of the Convertible Trust Capital Securities is at or below Bal, (3) the Convertible Trust Capital Securities are called for redemption, or (4) specified corporate transactions have occurred. All $200 million of the Convertible Trust Capital

Securities qualify as Tier 1 capital for regulatory capital purposes. As of December 31, 2002, the Convertible Trust Capital Securities were not convertible. The net proceeds of this offering were used for general corporate purposes, including the redemption of the Company's $57.5 million of 8.75% Trust Capital Securities on July 1, 2002 and the repayment of the Company's $23.0 million of 8 3/8% subordinated notes on May 20, 2002.

Stockholders' Equity and Dividends

At December 31, 2002, stockholders' equity totaled $918.0 million, up $281.4 million or 44% over stockholders' equity of $636.6 million at December 31, 2001. This increase was due to the Company's net income for the year, shares issued under dividend reinvestment and compensation and benefit plans, and unrealized appreciation on securities available for sale. Stockholders' equity as a percent of total assets was 5.60% at December 31, 2002 and 2001, respectively.

Risk-based capital standards issued by bank regulatory authorities in the United States attempt to relate a banking company's capital to the risk profile of its assets and provide the basis for which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes stockholders' equity (adjusted for goodwill, other intangibles, and the unrealizedappreciation/depreciation in securities available for sale) plus the Convertible Trust Capital Securities. Total capital is comprised of all of the components of Tier 1 capital plus qualifying subordinated debt instruments and the reserve for possible loan losses.

Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. The following table provides a comparison of the Company's risk-based capital ratios and leverage ratio to the minimum regulatory requirements for the periods indicated.

------------------------------------------------------------
                                             Minimum
                        December 31,       Regulatory
                                          Requirements
------------------------------------------------------------
                        2002   2001      2002       2001
------------------------------------------------------------
Risk based capital ratios:
   Tier 1               11.47% 10.81%      4.00%      4.00%
   Total capital        12.51  11.96       8.00       8.00
Leverage ratio           6.37   6.24       4.00       4.00
------------------------------------------------------------

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which became law in December of 1991, required each federal banking agency including the Board of Governors of the FRB, to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. This law also requires each federal banking agency, including the FRB, to specify, by regulation, the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." At December 31, 2002, the Company's consolidated capital levels and each of the Company's banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%.

The Company's common stock is listed for trading on the New York Stock Exchange under the symbol CBH. The quarterly market price ranges and dividends paid per common share for each of the last two years are shown in the table below. Prices and dividends per share have been adjusted to reflect the 2 for 1 stock split with a record date of December 3, 2001. As of March 3, 2003, there were approximately 52,000 holders of record of the Company's common stock.

------------------------------------------------------------
                     Common Share Data
------------------------------------------------------------
                           Market Prices    Cash Dividends
                         -------------------
                           High      Low       Per Share
------------------------------------------------------------
2002 Quarter Ended
 December 31                $47.23   $36.42     $0.15000
 September 30                47.85    38.88      0.15000
 June 30                     50.24    43.70      0.15000
 March 31                    45.05    38.20      0.15000

2001 Quarter Ended
 December 31                $39.34   $34.05     $0.13750
 September 30                38.79    30.55      0.13750
 June 30                     36.35    29.40      0.13750
 March 31                    33.28    26.90      0.13750
------------------------------------------------------------

The Company offers a Dividend Reinvestment and Stock Purchase Plan by which dividends on the Company's common stock and optional monthly cash payments may be invested in the Company's common Stock at a 3% discount (subject to change) to the market price and without payment of brokerage commissions.

Related Parties

The Company engaged in certain activities with entities that would be considered related parties. Management believes disbursements made to related parties were substantially equivalent to those that would have been paid to unaffiliated companies for similar goods and services. See notes 4 and 7 to the Company's consolidated financial statements included elsewhere herein.

Results of Operations - 2001 versus 2000

Net income for 2001 was $103.0 million compared to $80.0 million in 2000. Diluted net income per common share was $1.51 compared to $1.25 per common share for the prior year.

Net interest income on a tax-equivalent basis for 2001 amounted to $412.7 million, an increase of $106.5 million, or 35% over 2000.

Interest income on a tax-equivalent basis increased $101.2 million or 20% to $615.7 million in 2001. This increase was primarily related to volume increases in the loan and investment portfolios. Interest expense for 2001 fell $5.3 million to $203.0 million from $208.4 million in 2000. This decrease was primarily related to decreases in the rates paid on the Company's deposits and other borrowed money.

The provision for loan losses was $26.4 million in 2001 compared to $13.9 million in the prior year.

For 2001, noninterest income totaled $196.8 million, an increase of $46.0 million or 31% from 2000. The growth in noninterest income was primarily reflected in increased deposit and service fees and other operating income, including the Company's insurance and capital markets divisions. Commerce Insurance recorded an increase of $4.2 million in revenues to $49.8 million from $45.6 million in 2000. Commerce Capital Markets generated noninterest revenues of $22.0 million in 2001, an increase of $6.7 million from revenues of $15.3 million in 2000. Fees related to bank cards increased $6.9 million in 2001. In addition, deposit charges and service fees increased $26.2 million over 2000 due primarily to higher transaction volumes. These increases were partially offset by a decrease in investment security gains of $2.2 million from 2000.

Noninterest expenses totaled $420.0 million for 2001, an increase of $104.7 million, or 33% over 2000. Contributing to this increase was the addition of 34 new branches. With the addition of these new offices, staff, facilities, marketing, and related expenses rose accordingly. Other noninterest expenses rose $27.5 million to $86.9 million in 2001. This increase included increased bank-card related service charges of $3.3 million, increased business development expenses of $4.3 million, and increased provisions for non-credit-related losses of $4.0 million.

Mergers and Acquisitions

During 2002, the Company purchased Sanford and Purvis, Inc., an insurance brokerage agency. The Company issued approximately 113,000 shares of common stock in connection with this immaterial acquisition.

                           ---------------------------

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

See Item 7,  Management's  Discussion  and Analysis of Financial  Condition  and
Results  of  Operations;   Interest  Rate  Sensitivity  and  Liquidity  included
elsewhere herein.



Item 8.       Financial Statements and Supplementary Financial Data

Consolidated Balance Sheets

Commerce Bancorp, Inc. and Subsidiaries Selected Financial Data
Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                       December 31
--------------------------------------------------------------------------------------------------------------------------------
                     (dollars in thousands)                                                     2002               2001
--------------------------------------------------------------------------------------------------------------------------------
Assets               Cash and due from banks                                                   $  811,434        $  557,738
                     Federal funds sold
                     -----------------------------------------------------------------------------------------------------------
                        Cash and cash equivalents                                                 811,434           557,738
                     Loans held for sale                                                           96,920            73,261
                     Trading securities                                                           326,479           282,811
                     Securities available for sale                                              7,806,779         4,152,704
                     Securities held to maturity                                                  763,026         1,132,172
                        (market value 2002 -$791,889; 2001- $1,146,345)
                     Loans                                                                      5,822,589         4,583,412
                        Less allowance for loan losses                                             90,733            66,981
                     -----------------------------------------------------------------------------------------------------------
                                                                                                5,731,856         4,516,431
                     Bank premises and equipment, net                                             499,189           362,992
                     Other assets                                                                 368,298           285,594
                     -----------------------------------------------------------------------------------------------------------
                     Total assets                                                             $16,403,981       $11,363,703
--------------------------------------------------------------------------------------------------------------------------------
Liabilities          Deposits:
                        Demand:
                           Interest-bearing                                                    $5,635,351        $3,608,709
                           Noninterest-bearing                                                  3,243,091         2,403,637
                        Savings                                                                 2,861,677         1,925,919
                        Time                                                                    2,808,722         2,247,329
                     -----------------------------------------------------------------------------------------------------------
                               Total deposits                                                  14,548,841        10,185,594

                     Other borrowed money                                                         391,641           264,554
                     Other liabilities                                                            345,489           196,485
                     Trust Capital Securities - Commerce Capital Trust I                                             57,500
                     Convertible Trust Capital Securities - Commerce Capital Trust II             200,000
                     Long-term debt                                                                                  23,000
                     -----------------------------------------------------------------------------------------------------------
                                                                                               15,485,971        10,727,133
--------------------------------------------------------------------------------------------------------------------------------
Stockholders'        Common stock, 68,043,171 shares issued                                        68,043            65,833
Equity                  (65,832,559 shares in 2001)
                     Capital in excess of par or stated value                                     538,795           461,897
                     Retained earnings                                                            199,604            94,698
                     Accumulated other comprehensive income                                       113,614            15,764
                     -----------------------------------------------------------------------------------------------------------
                                                                                                  920,056           638,192
                     Less treasury stock, at cost, 209,794 shares (200,118 shares in                2,046             1,622
                     2001)
                     -----------------------------------------------------------------------------------------------------------
                               Total stockholders' equity                                         918,010           636,570
                     -----------------------------------------------------------------------------------------------------------
                     Total liabilities and stockholders' equity                               $16,403,981       $11,363,703
                     -----------------------------------------------------------------------------------------------------------
                     See accompanying notes.




Consolidated Statements of Income

--------------------------------------------------------------------------------------------------------------------------------
                                                                                            Year Ended December 31,
--------------------------------------------------------------------------------------------------------------------------------
                   (dollars in thousands, except per share amounts)                  2002            2001            2000
--------------------------------------------------------------------------------------------------------------------------------
Interest           Interest and fees on loans                                        $354,315        $326,723        $292,066
Income             Interest on investment securities                                  400,191         271,707         208,769
                   Other interest                                                         865           5,937           4,465
                   -------------------------------------------------------------------------------------------------------------
                                Total interest income                                 755,371         604,367         505,300
                   -------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Interest           Interest on deposits:
Expense                 Demand                                                         55,413          63,554          72,975
                        Savings                                                        30,232          32,647          36,935
                        Time                                                           81,567          98,084          75,046
                   -------------------------------------------------------------------------------------------------------------
                                Total interest on deposits                            167,212         194,285         184,956
                   Interest on other borrowed money                                     1,839           3,508          16,943
                   Interest on long-term debt                                          13,565           5,248           6,471
                   -------------------------------------------------------------------------------------------------------------
                                Total interest expense                                182,616         203,041         208,370
                   -------------------------------------------------------------------------------------------------------------

                   Net interest income                                                572,755         401,326         296,930
                   Provision for loan losses                                           33,150          26,384          13,931
                   -------------------------------------------------------------------------------------------------------------
                   Net interest income after provision for loan losses                539,605         374,942         282,999
--------------------------------------------------------------------------------------------------------------------------------
Noninterest        Deposit charges and service fees                                   130,993         100,912          74,685
Income             Other operating income                                             126,473          94,913          72,862
                   Net investment securities gains                                          0             980           3,213
                   -------------------------------------------------------------------------------------------------------------
                                Total noninterest income                              257,466         196,805         150,760
                   -------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Noninterest        Salaries and benefits                                              276,933         198,034         148,799
Expense            Occupancy                                                           56,498          39,152          31,419
                   Furniture and equipment                                             66,700          50,724          40,436
                   Office                                                              31,186          26,808          23,548
                   Marketing                                                           23,733          18,378          11,706
                   Other                                                              124,118          86,940          59,449
                   -------------------------------------------------------------------------------------------------------------
                                Total noninterest expenses                            579,168         420,036         315,357
                   -------------------------------------------------------------------------------------------------------------
                   Income before income taxes                                         217,903         151,711         118,402
                   Provision for federal and state income taxes                        73,088          48,689          38,355
                   -------------------------------------------------------------------------------------------------------------
                   Net income                                                        $144,815        $103,022        $ 80,047
                   -------------------------------------------------------------------------------------------------------------

                   Net income per common and common equivalent share:
                            Basic                                                    $  2.16         $  1.59         $  1.30
                   -------------------------------------------------------------------------------------------------------------
                            Diluted                                                  $  2.04         $  1.51         $  1.25
                   -------------------------------------------------------------------------------------------------------------
                   Average common and common equivalent shares outstanding:
                            Basic                                                     66,795          64,666           61,755
                   -------------------------------------------------------------------------------------------------------------
                            Diluted                                                   70,903          68,102           64,223
                   -------------------------------------------------------------------------------------------------------------
                   Cash dividends, common stock                                      $  0.60         $  0.55         $  0.48
                   -------------------------------------------------------------------------------------------------------------
                   See accompanying notes.



Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------------------
                                                                                           Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------
                   (dollars in thousands)                                             2002           2001           2000
------------------------------------------------------------------------------------------------------------------------------
Operating          Net income                                                        $144,815       $103,022        $80,047
Activities         Adjustments to reconcile net income to net cash
                      provided by operating activities:
                        Provision for loan losses                                      33,150         26,384         13,931
                        Provision for depreciation, amortization
                          and accretion                                                70,462         44,263         32,596
                        Gains on sales of securities available for sale                                 (980)        (3,213)
                        Proceeds from sales of loans held for sale                  1,375,768        688,752         56,101
                        Originations of loans held for sale                        (1,399,427)      (720,222)       (92,188)
                        Net loan (chargeoffs)                                          (9,398)        (8,083)        (3,633)
                        Net (increase) decrease in trading securities                 (43,668)      (173,505)         8,531
                        Increase in other assets                                     (132,972)       (97,711)       (17,494)
                        Increase in other liabilities                                 150,194        148,055         26,271
                        Deferred income tax expense (benefit)                           6,359         (4,054)        (2,812)
                   -----------------------------------------------------------------------------------------------------------
                                Net cash provided by operating activities             195,283          5,921         98,137

Investing          Proceeds from the sales of securities available for sale         1,506,996        381,341        410,541
Activities         Proceeds from the maturity of securities available for sale      2,413,025        895,077        345,160
                   Proceeds from the maturity of securities held to maturity          486,292        384,388        174,124
                   Purchase of securities available for sale                       (7,437,004)    (3,311,356)    (1,055,694)
                   Purchase of securities held to maturity                           (118,221)       (68,420)      (127,194)
                   Net increase in loans                                           (1,289,825)      (906,160)    (1,095,712)
                   Proceeds from sales of loans                                        50,649         10,008         10,622
                   Purchases of premises and equipment                               (194,559)      (128,137)      (109,701)
                   -----------------------------------------------------------------------------------------------------------
                                Net cash used by investing activities              (4,582,647)    (2,743,259)    (1,447,854)

Financing          Net increase in demand and savings deposits                      3,801,855      2,083,736      1,314,974
Activities         Net increase in time deposits                                      561,393        714,264        463,700
                   Net increase (decrease) in other borrowed money                    127,087        (19,160)      (274,378)
                   Dividends paid                                                     (39,911)       (35,400)       (29,761)
                   Issuance of Convertible Trust Capital Securities                   200,000
                   Redemption of Trust Capital Securities                             (57,500)
                   Decrease in long-term debt                                         (23,000)
                   Proceeds from issuance of common stock under
                     dividend reinvestment and other stock plans                       66,809         53,004         53,670
                   Other                                                                4,327          2,714         (5,494)
                   -----------------------------------------------------------------------------------------------------------
                                Net cash provided by financing activities           4,641,060      2,799,158       1,522,711

                   Increase in cash and cash equivalents                              253,696         61,820        172,994
                   Cash and cash equivalents at beginning of year                     557,738        495,918        322,924
                   -----------------------------------------------------------------------------------------------------------
                   Cash and cash equivalents at end of year                          $811,434       $557,738       $495,918
                   -----------------------------------------------------------------------------------------------------------

                   Supplemental disclosures of cash flow information: Cash paid during the year for:
                        Interest                                                     $185,143       $201,127       $206,144
                        Income taxes                                                   59,644         48,826         36,373
                   Other noncash activities:
                     Securitization of loans                                                                        358,918
                   -----------------------------------------------------------------------------------------------------------
                   See accompanying notes.





Consolidated Statements of Changes in Stockholders' Equity
----------------------------------------------------------------------------------------------------------------
Years ended December 31, 2002, 2001 and 2000
                                                            Capital in
(in thousands, except per share amounts)         Common      Excess of  Retained   Treasury   Accumulated
                                                  Stock      Par or     Earnings    Stock    Other
                                                             Stated                          Compre-hensive
                                                              Value                          Income       Total
-------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                   $44,418     $321,443     $32,263   $(1,624) $(39,744)  $356,756
Acquisition of insurance brokerage agencies         470         (450)     (5,519)                        (5,499)
(602 shares)
-------------------------------------------------------------------------------------------------------------------
As adjusted balance at January 1, 2000           44,888      320,993      26,744    (1,624)  (39,744)   351,257
Net income                                                                80,047                         80,047
 Other comprehensive income, net of tax
 Unrealized gain on securities (pre-tax ($52,382)                                             33,837     33,837
 Reclassification adjustment (pre-tax ($1,027)                                                   668        668
                                                                                                      -------------
 Other comprehensive income                                                                              34,505
                                                                                                      -------------
       Total comprehensive income                                                                       114,552
Common stock dividend and cash paid in lieu of
 fractional shares (2,834 shares)                 2,214       47,734     (50,031)                           (83)
Cash dividends paid                                                      (29,678)                       (29,678)
Shares issued under dividend reinvestment and
 compensation and benefit plans (3,230 shares)    2,523       51,147                                     53,670
Other                                                 2        2,501           1         2                2,506
-------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000                   $49,627     $422,375     $27,083   $(1,622)  $(5,239)  $492,224
Acquisition of insurance brokerage agencies         108         (885)                                      (777)
(108 shares)
-------------------------------------------------------------------------------------------------------------------
As adjusted balance at January 1, 2001           49,735      421,490      27,083    (1,622)   (5,239)   491,447
Net income                                                               103,022                        103,022
 Other comprehensive income, net of tax
 Unrealized gain on securities (pre-tax                                                       20,525     20,525
$31,924)
 Reclassification adjustment (pre-tax $735)                                                      478        478
                                                                                                      -------------
 Other comprehensive income                                                                              21,003
                                                                                                      -------------
       Total comprehensive income                                                                       124,025
Cash dividends paid                                                      (35,400)                       (35,400)
Shares issued under dividend reinvestment and
 compensation and benefit plans (2,202 shares)    2,202       50,802                                     53,004
Restatement of par value                        (17,865)      17,865
Shares issued pursuant to stock split            31,761      (31,761)
Other                                                          3,501          (7)                         3,494
-------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001                   $65,833     $461,897     $94,698   $(1,622)  $15,764   $636,570
Net income                                                               144,815                        144,815
 Other comprehensive income, net of tax
 Unrealized gain on securities (pre-tax                                                       97,850     97,850
$153,397)
 Reclassification adjustment (pre-tax $0)
                                                                                                      -------------
 Other comprehensive income                                                                              97,850
                                                                                                      -------------
       Total comprehensive income                                                                       242,665
Cash dividends paid                                                      (39,911)                       (39,911)
Shares issued under dividend reinvestment and
 compensation and benefit plans (2,098 shares)    2,098       64,711                                     66,809
Acquisition of insurance brokerage agency           113        4,633                                      4,746
(113 shares)
Other                                                (1)       7,554           2      (424)               7,131
-------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2002                   $68,043     $538,795    $199,604   $(2,046) $113,614   $918,010
-------------------------------------------------------------------------------------------------------------------
See accompanying notes.


Notes to Consolidated Financial Statements


1. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Commerce Bancorp, Inc. (the Company) and its wholly-owned subsidiaries, Commerce Bank, N.A. (Commerce NJ), Commerce Bank/Pennsylvania, N.A. (Commerce PA), Commerce Bank/Shore, N.A. (Commerce Shore), Commerce Bank/North (Commerce North), Commerce Bank/Delaware, N.A. (Commerce Delaware), Commerce Insurance Services, Inc., formerly Commerce National Insurance Services, Inc. (Commerce Insurance), Commerce Capital Trust I, Commerce Capital Trust II and Commerce Capital
Markets, Inc. (CCMI). All material intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with 2002 presentation. All common stock and per share amounts have been adjusted to reflect the 2 for 1 stock split with a record date of December 3, 2001.

The Company is a multi-bank holding company headquartered in Cherry Hill, New Jersey, operating primarily in the metropolitan Philadelphia, New Jersey, Delaware and metropolitan New York markets. Through its subsidiaries, the Company provides retail and commercial banking services, corporate trust services, insurance brokerage services, and certain securities services, including trading, underwriting and advisory services.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Securities

CCMI maintains a portfolio of trading account securities which are carried at market. Gains and losses, both realized and unrealized, are included in other operating income. Trading gains of $12.8 million, $10.6 million, and $8.4 million were recorded in 2002, 2001, and 2000, respectively, including unrealized gains of $1.2 million and $265,000 at December 31, 2002 and 2001, respectively.

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

Loans

Loans are stated at principal amounts outstanding, net of deferred loan origination fees and costs. Interest income on loans is accrued and credited to interest income monthly as earned. Loans held for sale are valued on an aggregate basis at the lower of cost or fair value. Net deferred loan origination fees and costs are generally considered as adjustments of interest rate yields and are amortized into interest income on loans over the terms of the related loans.

Loans are placed on a non-accrual status and cease accruing interest when loan payment performance is deemed unsatisfactory. However, all loans past due 90 days are placed on non-accrual status, unless the loan is both well secured and in the process of collection.

Allowance for Loan Losses

The allowance for loan losses is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Based upon management's evaluation of the loan portfolio, the allowance is maintained at a level considered adequate to absorb estimated inherent losses in the loan portfolio. The level of the allowance is based on an evaluation of the risk characteristics included in the loan portfolio, including such factors as changes in levels and trends of charge-offs, delinquencies, and nonaccrual loans, trends in volume and terms of loans, changes in underwriting standards and practices, portfolio mix, tenure of loan officers and management, entrance into new geographic markets, changes in credit concentrations, and national and local economic trends and conditions, and other relevant factors, all of which may be susceptible to significant change.

                                      Notes to Consolidated Financial Statements


Bank Premises and Equipment

Bank premises and equipment are carried at cost less accumulated depreciation. Depreciation and amortization are determined on the straight-line method for financial reporting purposes, and accelerated methods for income tax purposes. When capitalizing costs for branch construction, the Company includes the costs of purchasing the land, developing the site, constructing the building (or leasehold improvements if the property is leased), and furniture, fixtures and equipment necessary to equip the branch. All other pre-opening and post-opening costs related to branches are expensed as incurred.

Other Real Estate (ORE)

Real estate acquired in satisfaction of a loan is reported in other assets at the lower of cost or fair value less disposition costs. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to ORE and recorded at the lower of cost or fair value less disposition costs based on their appraised value at the date actually or constructively received. Losses arising from the acquisition of such property are charged against the allowance for loan losses. Subsequent adjustments to the carrying values of ORE properties are charged to operating expense. Included in Other noninterest expense is $231,000, $1.7 million and $1.0 million related to ORE expenses, net for 2002, 2001, and 2000, respectively.

Intangible Assets

On January 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142), which addresses the accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17. Under the provisions of FAS 142, goodwill and certain other intangible assets, which do not possess finite useful lives, are no longer amortized into net income over an estimated life but rather are tested at least annually for impairment based on specific guidance provided in the new standard. Intangible assets determined to have finite lives, $4.0 million at December 31, 2002, will continue to be amortized over their estimated useful lives, generally 10-15 years, and also continue to be subject to impairment testing. The adoption of FAS 142 did not have a material impact on the results of operations of the Company. The excess of cost over fair value of net assets acquired (goodwill) is included in other assets and amounted to $4.5 million at December 31, 2002.

Advertising Costs

Advertising costs are expensed as incurred.

Income Taxes

The provision for income taxes is based on current taxable income. Deferred income taxes are provided on temporary differences between amounts reported for financial statement and tax purposes.

Restriction on Cash and Due From Banks

The Banks are required to maintain reserve balances with the Federal Reserve Bank. The weighted average amount of the reserve balances for 2002 and 2001 were approximately $39.6 million and $12.2 million, respectively.

Derivative Financial Instruments

The Company may enter into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. The Company applies the provisions of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), as amended, in accounting for its derivative transactions. Under the guidelines of FAS 133, all derivative instruments are required to be carried at fair value on the balance sheet. FAS 133 provides special hedge accounting provisions, which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative.

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

Recent Accounting Statements

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions," (FAS 147) which amends FAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method," and FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 147 removes acquisitions of financial institutions from the scope of both FAS No. 72 and FASB Interpretation No. 9 and requires that those transactions be accounted for in accordance with FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets." FAS No. 147 addresses the financial accounting and reporting requirements for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises, and provides guidance on accounting for the impairment and disposal of acquired long-term customer-relationship intangible assets, including those acquired in transactions between two or more mutual enterprises. FAS No. 147 was effective October 1, 2002 and did not have a material impact on the financial condition or operating results of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. The new accounting provisions of this interpretation became effective upon issuance for all new variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. While the impact is currently being assessed, management does not expect the adoption of FIN 46 to have a material impact on the Company's results of operations and financial position.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirement of FAS No. 123, "Accounting for Stock-Based Compensation." This statement is effective for fiscal years ending after December 15, 2002 and did not have an impact on the financial condition or operating results of the Company.

The Company will continue to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations to account for its stock-based compensation plans. If the Company had accounted for stock options under the fair value provisions of FAS 123, net income and net income per share would have been as follows (in thousands, except per share amounts):

----------------------------------------------------------------------------------------------------------
                                                         2002               2001              2000
----------------------------------------------------------------------------------------------------------
Pro forma net income                                  $136,386            $97,430           $73,456

Pro forma net income per share:
     Basic                                            $   2.04            $  1.51           $  1.19
     Diluted                                              1.94               1.44              1.15
----------------------------------------------------------------------------------------------------------


The fair value of options granted in 2002, 2001, and 2000 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.41% to 6.54%, dividend yields of 2.50% to 3.00%, volatility factors of the expected market price of the Company's common stock of .304 to .332, and weighted average expected lives of the options of 4.75 years.

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

2. Mergers and Acquisitions

During 2002, the Company purchased Sanford and Purvis, Inc., an insurance brokerage agency. The Company issued approximately 113,000 shares of common stock in connection with this immaterial acquisition.

In 2001, the Company purchased Fitzsimmons Insurance and Financial Services, Inc., Business Training Systems, Inc. and Brettler Financial Group, Inc., insurance brokerage agencies, which were merged with and into Commerce Insurance. The Company issued approximately 108,000 shares of common stock in exchange for all of the outstanding shares of these agencies in connection with these immaterial acquisitions.

3. Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity (in thousands) at December 31, 2002 and 2001 follows:


 -----------------------------------------------------------------------------------------------------------------------------------
                                                                          December 31,
 -----------------------------------------------------------------------------------------------------------------------------------
                                                2002                                                   2001
 -----------------------------------------------------------------------------------------------------------------------------------
                                         Gross        Gross                                     Gross        Gross
                        Amortized     Unrealized    Unrealized      Market       Amortized   Unrealized    Unrealized     Market
                           Cost          Gains       Losses         Value          Cost         Gains        Losses        Value
 -----------------------------------------------------------------------------------------------------------------------------------
 U.S. Government agency
 and mortgage-backed
    obligations         $7,491,768      $172,699     $(4,730)     $7,659,737     $3,974,752      $41,312    $(21,541)    $3,994,523
 Obligations of state
 and political
 subdivisions               22,041         1,144                      23,185         83,727          768      (1,573)        82,922
 Equity securities          18,898         5,156                      24,054         11,666        4,828        (169)        16,325
 Other                      96,291         3,512                      99,803         58,175        1,256        (497)        58,934
 -----------------------------------------------------------------------------------------------------------------------------------
 Securities available
    for sale            $7,628,998      $182,511     $(4,730)     $7,806,779     $4,128,320      $48,164    $(23,780)    $4,152,704
 -----------------------------------------------------------------------------------------------------------------------------------
 U.S. Government agency
    and mortgage-backed
    obligations           $624,688       $27,847                    $652,535     $1,044,266      $16,917     $(2,742)    $1,058,441
 Obligations of state
 and political
 subdivisions               91,204         1,041     $   (25)         92,220         50,602                                  50,602
 Other                      47,134                                    47,134         37,304                       (2)        37,302
 -----------------------------------------------------------------------------------------------------------------------------------
 Securities held to
    maturity              $763,026       $28,888     $   (25)       $791,889     $1,132,172      $16,917     $(2,744)    $1,146,345
 -----------------------------------------------------------------------------------------------------------------------------------

The amortized cost and estimated market value of investment securities (in thousands) at December 31, 2002, by contractual maturity are shown below.
Expected maturities will differ from contractual maturities because obligors have the right to repay obligations without prepayment penalties.

 ----------------------------------------------------------------------------------------------------------
                                                    Available for Sale             Held to Maturity
 ----------------------------------------------------------------------------------------------------------
                                                  Amortized     Market Value  Amortized Cost   Market
                                                    Cost                                         Value
 ----------------------------------------------------------------------------------------------------------
Due in one year or less                          $   50,821     $   50,951          $ 84,491     $ 84,491
Due after one year through five years                54,399         55,464               224          224
Due after five years through ten years               49,372         52,581             4,798        4,990
Due after ten years                                  30,674         31,036            48,825       49,649
Mortgage backed securities                        7,424,834      7,592,693           624,688      652,535
Equity securities                                    18,898         24,054
----------------------------------------------------------------------------------------------------------
                                                 $7,628,998     $7,806,779          $763,026     $791,889
----------------------------------------------------------------------------------------------------------

Proceeds from sales of securities available for sale during 2002, 2001 and 2000 were $1.51 billion, $381.3 million and $410.5 million, respectively. Gross gains of $6.8 million, $2.2 million and $3.2 million were realized on the sales in 2002, 2001, and 2000, respectively, and gross losses of $6.8 million, $1.2 million and $0 were realized in 2002, 2001 and 2000, respectively.

At December 31, 2002 and 2001, investment securities with a carrying value of $2.1 billion and $1.6 billion, respectively, were pledged to secure deposits of public funds.

4.  Loans               The  following  is a summary  of loans  outstanding  (in
                        thousands) at December 31, 2002 and 2001:


 ----------------------------------------------------------------------------------------------------------
                                                                            December 31,
 ----------------------------------------------------------------------------------------------------------
                                                                     2002                   2001
 ----------------------------------------------------------------------------------------------------------
Commercial real estate:
     Owner-occupied                                               $1,345,306              $1,028,408
     Investor/developer                                              885,276                 799,799
     Residential construction                                        102,080                  47,917
 ----------------------------------------------------------------------------------------------------------
                                                                   2,332,662               1,876,124
Commercial loans:
     Term                                                            842,869                 600,374
     Line of credit                                                  683,640                 556,977
     Demand                                                              317                     440
 ----------------------------------------------------------------------------------------------------------
                                                                   1,526,826               1,157,791
Consumer:
     Mortgages (1-4 family residential)                              626,652                 471,680
     Installment                                                     140,493                 161,647
     Home equity                                                   1,139,589                 872,974
     Credit lines                                                     56,367                  43,196
 ----------------------------------------------------------------------------------------------------------
                                                                   1,963,101               1,549,497
 ----------------------------------------------------------------------------------------------------------
                                                                  $5,822,589              $4,583,412
 ----------------------------------------------------------------------------------------------------------

Loans to executive officers and directors of the Company and its subsidiaries, and companies with which they are associated, are made in the ordinary course of business and on substantially the same terms as comparable unrelated transactions. Such loans approximated $124.8 million and $70.1 million at December 31, 2002 and 2001, respectively.

The Company purchased goods and services, including legal services, from related parties. Such disbursements aggregated $5.9 million, $4.5 million, and $2.8 million, in 2002, 2001, and 2000, respectively. Management believes disbursements made to related parties were substantially equivalent to those that would have been paid to unaffiliated companies for similar goods and services.



5. Allowance for Loan Losses

The following is an analysis of changes in the allowance for loan losses (in thousands) for 2002, 2001 and 2000:


 ----------------------------------------------------------------------------------------------------------
                                                            2002              2001             2000
 ----------------------------------------------------------------------------------------------------------

Balance, January 1                                         $66,981           $48,680           $38,382
Provision charged to operating expense                      33,150            26,384            13,931
Recoveries of loans previously charged off                   1,330               974               576
Loan charge-offs                                           (10,728)           (9,057)           (4,209)
 ----------------------------------------------------------------------------------------------------------
Balance, December 31                                       $90,733           $66,981           $48,680
 ----------------------------------------------------------------------------------------------------------

6. Non-accrual and Restructured Loans and Other Real Estate

The total of non-performing loans (non-accrual and restructured loans) was $14.2 million and $16.8 million at December 31, 2002 and 2001, respectively. Non-performing loans of $3.8 million, $0.9 million and $1.3 million net of charge offs of $0, $17,000 and $26,000 were transferred to other real estate during 2002, 2001 and 2000, respectively. Other real estate ($3.6 million and $1.5 million at December 31, 2002 and 2001, respectively) is included in other assets.

At December 31, 2002 and 2001, the recorded investment in loans considered to be impaired under FASB Statement No. 114 "Accounting by Creditors for Impairment of a Loan" totaled $9.0 million and $12.2 million, respectively, all of which are included in non-performing loans. As permitted, all homogenous smaller balance consumer and residential mortgage loans are excluded from individual review for impairment. The majority of impaired loans were measured using the fair market value of collateral. Impaired loans averaged approximately $10.6 million and $10.7 million during 2002 and 2001, respectively. Interest income of approximately $1.4 million, $2.1 million, and $1.7 million would have been recorded on non-performing loans (including impaired loans) in accordance with their original terms in 2002, 2001, and 2000, respectively. Actual interest income recorded on these loans amounted to $275,000, $237,000, and $525,000 during 2002, 2001, and
2000, respectively.



7. Bank Premises, Equipment, and Leases

A summary of bank premises and equipment (in thousands) is as follows:

 ----------------------------------------------------------------------------------------------------------
                                                                                December 31,
                                                                   --------------------------------------
                                                                           2002               2001
 ----------------------------------------------------------------------------------------------------------
Land                                                                      $123,880             $ 84,893
Buildings                                                                  247,508              172,139
Leasehold improvements                                                      43,130               23,648
Furniture, fixtures and equipment                                          265,712              217,777
Leased property under capital leases                                           124                  124
 ----------------------------------------------------------------------------------------------------------
                                                                           680,354              498,581

Less accumulated depreciation
  and amortization                                                         181,165              135,589
 ----------------------------------------------------------------------------------------------------------
                                                                          $499,189             $362,992
 ----------------------------------------------------------------------------------------------------------

At December 31, 2002, the Company leased from various related parties under separate operating lease agreements the land on which it has constructed 19 offices. Rents paid under these agreements represent market rates, are supported by independent appraisals and approved by the independent members of the Board of Directors. The aggregate annual rental under these leases was approximately $1.6 million, $1.8 million, and $1.6 million in 2002, 2001, and 2000, respectively. These leases expire periodically beginning in 2004 but are renewable through 2040.

Total rent expense charged to operations under operating leases was approximately $21.8 million in 2002, $11.6 million in 2001, and $10.4 million in 2000. Total depreciation expense charged to operations was $52.7 million, $41.2 million and $32.1 million in 2002, 2001 and 2000, respectively.

The future minimum rental commitments, by year, under the non-cancelable leases, including escalation clauses, are as follows (in thousands) at December 31, 2002:

--------------------------------------------------------------------------------
                                                                  Operating
--------------------------------------------------------------------------------
2003                                                                $ 18,337
2004                                                                  18,577
2005                                                                  19,120
2006                                                                  18,601
2007                                                                  22,701
Later years                                                          196,547
--------------------------------------------------------------------------------
Net minimum lease payments                                          $292,883

The Company has obtained architectural design and facilities management services for over twenty-five years from a business owned by the spouse of the Chairman of the Board of the Company. The Company spent $4.6 million, $2.3 million, and $2.0 million in 2002, 2001, and 2000, respectively, for such services and related costs. Additionally, the business received additional revenues for project management of approximately $3.5 million, $1.9 million, and $1.6 million in 2002, 2001, and 2000, respectively, on furniture and facility purchases made directly by the Company. Management believes these disbursements were substantially equivalent to those that would have been paid to unaffiliated companies for similar services. The Board of Directors believes this arrangement has been an important factor in the success of the Commerce brand. In 2003, the Board approved the transfer, without cost, into the Company of the project management services. The business will continue to provide architectural and design services to the Company.


8.  Deposits

The aggregate amount of time certificates of deposits in denominations of $100,000 or more was $1.2 billion and $1.1 billion at December 31, 2002 and 2001, respectively.

9. Other Borrowed Money


Other borrowed money consists primarily of securities sold under agreements to repurchase, federal funds purchased, and lines of credit. The following table represents information for other borrowed money:

----------------------------------------------------------------------------------------------------------
                                                                      December 31,
                                                ----------------------------------------------------------
                                                            2002                          2001
                                                ----------------------------------------------------------
                                                                  Average                      Average
                                                   Amount           Rate           Amount         Rate
----------------------------------------------------------------------------------------------------------
Securities sold under
     agreements to repurchase                      $391,641        1.56%          $199,554         1.71%
Federal funds purchased                                                             65,000         2.00
----------------------------------------------------------------------------------------------------------
                                                   $391,641                       $264,554
----------------------------------------------------------------------------------------------------------
Average amount outstanding                         $118,734        1.55%          $ 94,257         3.72%
Maximum month-end balance                           391,641                        264,554
----------------------------------------------------------------------------------------------------------

As of December 31, 2002, the Company had a line of credit of $536.2 million from the Federal Home Loan Bank of New York, all of which was available and a line of credit of $155.9 million from the Federal Home Loan Bank of Pittsburgh, all of which was available. In addition, CCMI had a line of credit of $10.0 million from another bank, all of which was available.

10. Long-Term Debt

On July 15, 1993, the Company issued $23.0 million of 8 3/8% subordinated notes due 2003. All of these notes were redeemed on May 20, 2002 at the stated liquidation amount ($101 per note) plus accrued interest to May 20, 2002.

In 1997, the Company issued $57.5 million of 8.75% Trust Capital Securities through Commerce Capital Trust I, a Delaware business trust subsidiary of the Company. All of these Trust Capital Securities were redeemed on July 1, 2002 at the stated liquidation amount ($25 per capital security) plus accrued and unpaid distributions thereon to July 1, 2002.

On March 11, 2002 the Company issued $200.0 million of 5.95% Convertible Trust Capital Securities through Commerce Capital Trust II, a newly formed Delaware business trust subsidiary of the Company. The Convertible Trust Capital Securities mature in 2032. Holders of the Convertible Trust Capital Securities may convert each security into 0.9478 shares of Company common stock, subject to adjustment, if (1) the closing sale price of Company common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of any calendar quarter beginning with the quarter ending June 30, 2002 is more than 110% of the Convertible Trust Capital Securities conversion price ($52.75 at December 31, 2002) then in effect on the last day of such calendar quarter, (2) the assigned credit rating by Moody's of the Convertible Trust Capital Securities is at or below Bal, (3) the Convertible Trust Capital Securities are called for redemption, or (4) specified corporate transactions have occurred. All $200.0 million of the Convertible Trust Capital Securities qualify as Tier 1 capital for regulatory capital purposes. As of December 31, 2002, the Convertible Trust Capital Securities were not convertible. The net proceeds of this offering were used for general corporate purposes, including the redemption of the Company's $57.5 million of 8.75% Trust Capital Securities on July 1, 2002 and the repayment of the Company's $23.0 million of 8 3/8% subordinated notes on May 20, 2002.


11. Income Taxes

The provision for income taxes consists of the following (in thousands):

---------------------------------------------------------------------
                            2002             2001           2000
---------------------------------------------------------------------
Current:
     Federal               $62,660         $52,085          $40,563
     State                   4,069             658              604
Deferred:
     Federal                 6,359          (4,054)          (2,812)
---------------------------------------------------------------------
                           $73,088         $48,689          $38,355
---------------------------------------------------------------------

The above provision includes income taxes related to securities gains of $0, $400 thousand and $1.1 million for 2002, 2001 and 2000, respectively.

The provision for income taxes differs from the expected statutory provision as follows:

----------------------------------------------------------------------------------------------------------
                                                                2002             2001            2000
----------------------------------------------------------------------------------------------------------
Expected provision at statutory rate:                            35.0%           35.0%            35.0%
Difference resulting from:
     Tax-exempt interest on loans                                (1.7)           (2.0)            (1.4)
     Tax-exempt interest on securities                           (1.8)           (1.8)            (2.1)
     State income taxes (net of federal benefit)                  1.2             0.3              0.3
     Purchase accounting adjustments                              0.0             0.1              0.1
     Other, including acquisition costs                           0.8             0.5              0.5
----------------------------------------------------------------------------------------------------------
                                                                 33.5%           32.1%            32.4%
----------------------------------------------------------------------------------------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Company's deferred tax liabilities and assets as of December 31, 2002 and 2001 are as follows (in thousands):

----------------------------------------------------------------------------------------------------------
                                                                             2002              2001
----------------------------------------------------------------------------------------------------------
Deferred tax assets:
     Loan loss reserves                                                    $30,960            $22,359
     Intangibles                                                             2,837              3,153
     Other reserves                                                          2,702              2,645
     Other                                                                     274              2,711
----------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                   36,773             30,868
----------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
     Depreciation                                                          (16,157)            (4,979)
     Fair value adjustment, available for sale securities                  (64,167)            (8,620)
     Other                                                                  (2,875)            (1,788)
----------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                             (83,199)           (15,387)
----------------------------------------------------------------------------------------------------------
Net deferred (liabilities) assets                                         $(46,426)           $15,481
----------------------------------------------------------------------------------------------------------

No valuation allowance was recognized for the deferred tax assets at December 31, 2002 and 2001, respectively.


12. Commitments and Letters of Credit

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit, which are not reflected in the accompanying consolidated financial statements. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies. Collateral is obtained based on management's credit assessment of the borrower. At December 31, 2002, the Company had outstanding standby letters of credit in the amount of $368.5 million.

In addition, the Company is committed as of December 31, 2002 to advance $307.8 million on construction loans, $606.3 million on home equity lines of credit and $1.2 billion on lines of credit. All other commitments total approximately $450.1 million. The Company anticipates no material losses as a result of these transactions.


13. Common Stock

At December 31, 2002, the Company's common stock had a par value of $1.00. The Company had 150,000,000 shares authorized as of this date.

On December 17, 2002, the Board of Directors declared a cash dividend of $0.165 for each share of common stock outstanding payable January 20, 2003 to shareholders of record on January 6, 2003. On November 21, 2001, the Board of
Directors declared a 2 for 1 stock split payable on December 18, 2001 to shareholders of record on December 3, 2001. Additionally, the Board adjusted the par value per share to $1.00 from $1.5625.





14. Earnings Per Share

The calculation of earnings per share follows (in thousands, except for per share amounts):

  --------------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31,
                                                            ----------------------------------------------
  (dollars in thousands)                                         2002            2001           2000
  --------------------------------------------------------------------------------------------------------
  Basic:
  Net income applicable to common stock                         $144,815         $103,022      $80,047
  --------------------------------------------------------------------------------------------------------
  Average common shares outstanding                               66,795           64,666       61,755
  --------------------------------------------------------------------------------------------------------
  Net income per common share                                      $2.16            $1.59        $1.30
  --------------------------------------------------------------------------------------------------------

  Diluted:
  Net income applicable to common stock
       on a diluted basis                                       $144,815         $103,022      $80,047
  --------------------------------------------------------------------------------------------------------

  Average common shares outstanding                               66,795           64,666       61,755
  Additional shares considered in diluted
       computation assuming:
         Exercise of stock options                                 4,108            3,436        2,468
  --------------------------------------------------------------------------------------------------------

  Average common and common equivalent
       shares outstanding                                         70,903           68,102       64,223
  --------------------------------------------------------------------------------------------------------

  Net income per common and common
       equivalent share                                            $2.04            $1.51        $1.25
  --------------------------------------------------------------------------------------------------------


15.  Benefit Plans

Employee Stock Option Plan

The Company has the 1997 Employee Stock Option Plan (the Plan) for the officers and employees of the Company and its subsidiaries as well as a plan for its non-employee directors. The Plan authorizes the issuance of up to 17,234,000 shares of common stock (as adjusted for stock dividends) upon the exercise of options. As of December 31, 2002, options to purchase 11,844,480 shares of common stock have been issued under the Plan. The option price for options issued under the Plan must be at least equal to 100% of the fair market value of the Company's common stock as of the date the option is granted. These options generally become exercisable to the extent of 25% annually beginning one year from the date of grant, although the amount exercisable beginning one year from the date of grant may be greater depending on the employees' length of service. All options granted after December 31, 2002 will vest over four years, regardless of the years of service. The options expire not later than 10 years from the date of grant. In addition, there are options outstanding from prior stock option plans of the Company, which were granted under similar terms. No additional options may be issued under these prior plans.




Information concerning option activity for the periods indicated is as follows:

  --------------------------------------------------------------------------------------------------------
                                                          Shares Under               Weighted Average
                                                             Option                   Exercise Price
  --------------------------------------------------------------------------------------------------------
  Balance at January 1, 2000                                10,391,936                      15.39
  Options granted                                               98,000                      18.25
  Options exercised                                          1,521,224                      11.94
  Options canceled                                             314,662                      20.21
  Balance at December 31, 2000                               8,654,050                      15.86
  --------------------------------------------------------------------------------------------------------
  Options granted                                            2,695,050                      30.68
  Options exercised                                          1,092,393                      14.70
  Options canceled                                              74,017                      26.30
  Balance at December 31, 2001                              10,182,690                      19.83
  --------------------------------------------------------------------------------------------------------
  Options granted                                            2,088,744                      40.40
  Options exercised                                            974,145                      18.59
  Options canceled                                             248,736                      29.69
  Balance at December 31, 2002                              11,048,553                      23.71
  --------------------------------------------------------------------------------------------------------

Information concerning options outstanding as of December 31, 2002 is as follows:

  --------------------------------------------------------------------------------------------------------
                                          Options Outstanding                    Options Exercisable
  --------------------------------------------------------------------------------------------------------
                                           Weighted-Average    Weighted-      Exercisable     Weighted
  Range of                       Number       Remaining         Average          as of        Average
  Exercise prices             Outstanding  Contractual Life  Exercise Price   12/31/2002   Exercise Price
  --------------------------------------------------------------------------------------------------------
  $2.37 to $10.00               1,835,405         2.7            $ 7.22         1,835,405       $ 7.22
  $10.01 to $20.00              2,730,702         6.1             17.95         2,526,510        17.86
  $20.01 to $49.37              6,482,446         7.5             30.80         3,745,532        25.60
  --------------------------------------------------------------------------------------------------------

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of its officers and employees who meet age and service requirements. As of December 31, 2002, the ESOP held 1,630,000 shares of the Company's common stock, all of which were allocated to participant accounts. Employer contributions are determined at the discretion of the Board of Directors. No contribution expense was recorded in 2002. The total expense associated with the ESOP for both 2001 and 2000 was $100,000. Effective January 1, 2002, the ESOP was merged with and into the Commerce Bancorp, Inc. 401 (k) Retirement Plan to allow for greater administrative efficiencies.

Employee 401(k) Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan allows all eligible employees to defer a percentage of their income on a pretax basis through contributions to the plan. Under the provisions of the plan, the Company may match a percentage of the employees' contributions subject to a maximum limit. The charge to operations for Company contributions was $2.8 million and $2.2 million for 2002 and 2001, respectively. No employer matching contributions were made for 2000.

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

The following table represents the carrying amounts and fair values of the Company's financial instruments at December 31, 2002 and 2001:

----------------------------------------------------------------------------------------------------------
                                                                    December 31,
                                            --------------------------------------------------------------
                                                         2002                           2001
----------------------------------------------------------------------------------------------------------
                                               Carrying          Fair         Carrying          Fair
                                                Amount          Value          Amount          Value
----------------------------------------------------------------------------------------------------------
Financial assets:
     Cash and cash equivalents                $  811,434      $  811,434      $  557,738     $  557,738
     Loans held for sale                          96,920          96,920          73,261         73,261
     Trading securities                          326,479         326,479         282,811        282,811
     Investment securities                     8,569,805       8,598,668       5,284,876      5,299,049
     Loans (net)                               5,731,856       5,768,650       4,516,431      4,652,219

Financial liabilities:
     Deposits                                 14,548,841      14,576,800      10,185,594     10,209,099
     Other borrowed money                        391,641         391,641         264,554        264,554
     Long-term debt                              200,000         222,000          80,500         82,352
----------------------------------------------------------------------------------------------------------
Off-balance sheet instruments:
     Standby letters of credit                                $    3,685                     $    1,616
     Commitments to extend credit                                  1,324                          1,210

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

17. Quarterly Financial Data (unaudited)


The following represents summarized unaudited quarterly financial data of the Company which, in the opinion of management, reflects adjustments (comprising only normal recurring accruals) necessary for fair presentation (in thousands, except per share amounts):


 ---------------------------------------------------------------------------------------------------------
                                                              Three Months Ended
 ---------------------------------------------------------------------------------------------------------
                                     December 31      September 30          June 30         March 31
 ---------------------------------------------------------------------------------------------------------
 2002
 Interest income                          $202,024         $196,775         $188,368        $168,204
 Interest expense                           42,528           46,221           49,742           44,125
 Net interest income                       159,496          150,554          138,626          124,079
 Provision for loan losses                   8,000            8,000           10,250            6,900
 Provision for federal and state
    income taxes                            20,258           19,669           17,763           15,398
 Net income                                 40,574           37,689           34,802           31,750

 Net income per common share:
 Basic                                    $   0.60         $   0.56         $   0.52         $   0.48
 Diluted                                      0.57             0.53             0.49             0.45

 2001
 Interest income                          $161,198         $152,981         $147,109         $143,079
 Interest expense                           43,728           50,268           51,706           57,339
 Net interest income                       117,470          102,713           95,403           85,740
 Provision for loan losses                   7,458            6,335            7,982            4,609
 Net investment securities gains                                                                  980
 Provision for federal and state
    income taxes                            13,175           12,278           11,752           11,484
 Net income                                 28,230           26,281           25,110           23,401

 Net income per common share:
 Basic                                    $   0.43         $   0.40         $   0.39         $   0.37
 Diluted                                      0.41             0.38             0.37             0.35



18.   Condensed Financial Statements of the Parent Company and Other Matters

Balance Sheets

-----------------------------------------------------------------------------------------------------------
                                                                              December 31,
-----------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                 2002                   2001
-----------------------------------------------------------------------------------------------------------
Assets
Cash                                                                  $    3,034                $  1,002
Securities available for sale                                             24,059                  35,842
Investment in subsidiaries                                             1,094,635                 700,747
Other assets                                                               9,452                  11,534
-----------------------------------------------------------------------------------------------------------
                                                                      $1,131,180                $749,125
-----------------------------------------------------------------------------------------------------------
Liabilities
Other liabilities                                                     $   13,170                $ 32,055
Trust Capital Securities                                                                          57,500
Convertible Trust Capital Securities                                     200,000
Long-term debt                                                                                    23,000
-----------------------------------------------------------------------------------------------------------
                                                                         213,170                 112,555
-----------------------------------------------------------------------------------------------------------
Stockholders' equity
Common stock                                                              68,043                  65,833
Capital in excess of par or stated value                                 538,795                 461,897
Retained earnings                                                        199,604                  94,698
Accumulated other comprehensive income                                   113,614                  15,764
-----------------------------------------------------------------------------------------------------------
                                                                         920,056                 638,192
Less treasury stock                                                        2,046                   1,622
-----------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                          918,010                 636,570
-----------------------------------------------------------------------------------------------------------
                                                                      $1,131,180                $749,125
-----------------------------------------------------------------------------------------------------------

Statements of Income

-----------------------------------------------------------------------------------------------------------
                                                                        Year Ended December 31,
-----------------------------------------------------------------------------------------------------------
(dollars in thousands)                                             2002            2001           2000
-----------------------------------------------------------------------------------------------------------
Income:
     Dividends from subsidiaries                                 $  9,600        $ 22,400        $ 9,150
     Interest income                                                  552             454            497
     Other                                                          2,826           7,022          5,652
-----------------------------------------------------------------------------------------------------------
                                                                   12,978          29,876         15,299
-----------------------------------------------------------------------------------------------------------
Expenses:
     Interest expense                                              15,554           7,258          7,244
     Operating expenses                                             4,460           3,214          2,352
-----------------------------------------------------------------------------------------------------------
                                                                   20,014          10,472          9,596
(Loss) income before income taxes and equity
     in undistributed income of subsidiaries                       (7,036)         19,404          5,703
Income tax (benefit) expense                                       (5,757)          1,004          1,274
-----------------------------------------------------------------------------------------------------------
                                                                   (1,279)         20,408          6,977
Equity in undistributed income of subsidiaries                    146,094          82,614         73,070
-----------------------------------------------------------------------------------------------------------
Net income                                                       $144,815        $103,022        $80,047
-----------------------------------------------------------------------------------------------------------



Statements of Cash Flows

------------------------------------------------------------------------------------------------------------
                                                                          Year Ended December 31,
------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                              2002           2001           2000
------------------------------------------------------------------------------------------------------------

Operating activities:
   Net income                                                      $144,815       $103,022        $80,047
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Undistributed income of subsidiaries                        (146,094)       (82,614)       (73,070)
       Gains on sales of securities available for sale                                 470
       Decrease (increase) in other assets                            2,082          4,484         (4,430)
       (Decrease) increase in other liabilities                     (11,509)        17,874          1,723
------------------------------------------------------------------------------------------------------------
         Net cash (used) provided by operating activities           (10,706)        43,236          4,270
Investing activities:
   Investments in subsidiaries                                     (145,520)       (62,667)       (28,770)
   Proceeds from sale of securities available for sale                3,018          1,828          9,997
   Proceeds from the maturity of securities available for sale       95,972         66,422        117,863
   Purchase of securities available for sale                        (91,414)       (66,864)      (126,522)
   Other                                                                 19            352            (38)
------------------------------------------------------------------------------------------------------------
         Net cash used by investing activities                     (137,925)       (60,929)       (27,470)
Financing activities:
   Proceeds from issuance of common stock
     under dividend reinvestment and other stock plans               66,809         53,005         53,670
   Cash dividends                                                   (39,911)       (35,400)       (29,761)
Issuance of Convertible Trust Capital Securities                    206,186
Redemption of Trust Capital Securities                              (59,000)
Decrease in long-term debt                                          (23,000)
Other                                                                  (421)
------------------------------------------------------------------------------------------------------------
         Net cash provided by financing
          Activities                                                150,663         17,605         23,909
Increase (decrease) in cash and cash equivalents                      2,032            (88)           709
Cash and cash equivalents at beginning of year                        1,002          1,090            381
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                           $  3,034       $  1,002        $ 1,090
------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                      $ 13,551       $  7,089        $ 7,089
     Income taxes                                                    56,586         48,616         36,135
------------------------------------------------------------------------------------------------------------

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

The approval of the Comptroller of the Currency is required for a national bank to pay dividends if the total of all dividends declared in any calendar year exceeds net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. New Jersey state banks are subject to similar dividend restrictions. Commerce NJ, Commerce PA, Commerce Shore and Commerce North can declare dividends in 2003 without additional approval of approximately $96.0 million, $52.6 million, $42.9 million and $45.7 million, respectively, plus an additional amount equal to each bank's net profit for 2003 up to the date of any such dividend declaration.

The Federal Reserve Act requires the extension of credit by any of the Company's banking subsidiaries to certain affiliates, including Commerce Bancorp, Inc. (parent), be secured by readily marketable securities, that extension of credit to any one affiliate be limited to 10% of the capital and capital in excess of par or stated value, as defined, and that extensions of credit to all such affiliates be limited to 20% of capital and capital in excess of par or stated value. At December 31, 2002 and 2001, the Company complied with these guidelines.

The Company and its subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As of December 31, 2002 and 2001, the Company and each of its subsidiary banks were categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2002 that management believes have changed any subsidiary bank's capital category.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-based assets (as defined) and of Tier I capital to average assets (as defined), or leverage. Management believes, as of December 31, 2002, that the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.



The following table presents the Company's and Commerce NJ's risk-based and leverage capital ratios at December 31, 2002 and 2001:

-----------------------------------------------------------------------------------------------------------
                                                                       Per Regulatory Guidelines
-----------------------------------------------------------------------------------------------------------
                                              Actual                 Minimum         "Well Capitalized"
-----------------------------------------------------------------------------------------------------------
                                      Amount       Ratio      Amount      Ratio      Amount       Ratio
-----------------------------------------------------------------------------------------------------------

December 31, 2002
Company
   Risk based capital ratios:
     Tier I                              $995,826    11.47%      $347,373  4.00%        $521,059    6.00%
     Total capital                      1,086,559    12.51        697.746  8.00          868,432   10.00
   Leverage ratio                         995,826     6.37        625,219  4.00          781,524    5.00

Commerce NJ Risk based capital ratios:
     Tier 1                              $526,612     9.77       $215,519  4.00%        $323,279    6.00%
     Total capital                        586,328    10.88        431,039  8.00          538,799   10.00
   Leverage ratio                         526,612     5.75        366,657  4.00          458,321    5.00

December 31, 2001
Company
   Risk based capital ratios:
     Tier I                              $675,015    10.81%      $249,780  4.00%        $374,670    6.00%
     Total capital                        746,596    11.96        499,561  8.00          624,451   10.00
   Leverage ratio                         675,015     6.24        432,502  4.00          540,628    5.00

Commerce NJ Risk based capital ratios:
     Tier 1                              $375,144     9.61%      $156,111  4.00%        $234,167    6.00%
     Total capital                        419,926    10.76        312,222  8.00          390,278   10.00
   Leverage ratio                         375,144     6.01        249,852  4.00          312,315    5.00

19. Segment Reporting


The Company operates one reportable segment of business, Community Banks, which includes Commerce NJ, Commerce PA, Commerce Shore, Commerce North, and Commerce Delaware. Through its Community Banks, the Company provides a broad range of retail and commercial banking services, and corporate trust services. Parent/Other includes the holding company, Commerce Insurance (whose revenues of $55.9 million, $49.8 million, and $45.6 million in 2002, 2001, and 2000, respectively, were reported in other operating income), CCMI (whose noninterest revenues of $35.1 million, $22.8 million, and $15.3 million in 2002, 2001, and 2000, respectively, were reported in other operating income), Commerce Capital Trust I and Commerce Capital Trust II.

Selected segment information for each of the three years ended December 31 is as follows (in thousands):

 ----------------------------------------------------------------------------------------------------------
                              2002                          2001                         2000
 ----------------------------------------------------------------------------------------------------------
                  Community  Parent/           Community  Parent/            Community  Parent/
                    Banks     Other     Total    Banks     Other     Total     Banks     Other    Total
 ----------------------------------------------------------------------------------------------------------
 Net interest      $579,687  $(6,932) $572,755 $ 402,040    $(714)$ 401,326  $298,985   $(2,055) $296,930
 income
 Provision for
 loan losses         33,150        -    33,150    26,384             26,384    13,931              13,931

 ----------------------------------------------------------------------------------------------------------
 Net interest
 income after       546,537   (6,932)  539,605   375,656     (714)  374,942   285,054    (2,055)  282,999
   provision
 Noninterest        166,384   91,082   257,466   125,418   71,387   196,805    90,464    60,296   150,760
 income
 Noninterest        500,522   78,646   579,168   358,870   61,166   420,036   263,001    52,356   315,357
 expense
 ----------------------------------------------------------------------------------------------------------
 Income
   before income    212,399    5,504   217,903   142,204    9,507   151,711   112,517     5,885   118,402
     taxes
 Income tax
   expense           72,839      249    73,088    46,630    2,059    48,689    35,255     3,100    38,355
 ----------------------------------------------------------------------------------------------------------
 Net income        $139,560   $5,255  $144,815 $  95,574 $  7,448 $ 103,022   $77,262    $2,785   $80,047
 ----------------------------------------------------------------------------------------------------------
 Average assets
     (in millions)  $12,192   $1,560   $13,752    $8,548 $    999    $9,547   $ 6,626      $723    $7,349
 ----------------------------------------------------------------------------------------------------------

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

20. Derivative Financial Instruments

As part of CCMI's broker-dealer activities, the Company maintains a trading securities portfolio for distribution to its customers in order to meet those customers' needs. In order to reduce the exposure to market risk relating to the inventory, the Company buys and sells a variety of derivative financial instruments including futures and option contracts. Market risk includes changes in interest rates or value fluctuations in the underlying financial instruments. The Company uses notional (contract) amounts to measure derivative activity. Notional amounts are not included on the balance sheet, as those amounts are not actually paid or received at settlement. The following table reflects the open commitments for futures and options and the associated unrealized gains (losses) for the years ended December 31, 2002 and 2001, respectively:

  ----------------------------------------------------------------------------------------------
                                       Notional Unrealized
                                              Amount                        Gain (Loss)
                                           Long (Short)                         Net
  ----------------------------------------------------------------------------------------------
                                            2002       2001             2002            2001
  Municipal bond futures                $ 36,500    $ (62,600)        $  278          $  241
  Treasury bond futures                  (60,000)       1,000         (2,537)            (36)
  Treasury bond put options               45,000        6,500            (23)            (43)
  Treasury bond call options            (105,000)     (76,000)        (1,342)            (46)
  -----------------------------------------------------------------------------------------------
  Total                                 $(83,500)   $(131,100)       $(3,624)           $116
  -----------------------------------------------------------------------------------------------

The average notional amount for futures and options contracts for the years ended December 31, 2002 and 2001 was $106.7 million and $151.2 million, respectively. Realized and unrealized gains and losses related to derivative financial instruments are included in other operating income in the statement of income.

The Board of Directors and Stockholders
Commerce Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Commerce Bancorp, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Bancorp, Inc. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.


                                                               Ernst & Young LLP

Philadelphia, Pennsylvania
February 7, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
                                    Part III

Item 10. Directors and Executive Officers of Registrant.

     The information called for by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2003 Annual Meeting of Shareholders, which will be filed with the SEC.

Item 11. Executive Compensation.

     The information called for by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2003 Annual Meeting of Shareholders, which will be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information called for by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2003 Annual Meeting of Shareholders, which will be filed with the SEC.

The following table details information regarding the company's existing equity compensation plans as of December 31, 2002:


                                                     (a)                       (b)                           (c)
                                                                                                Number of securities remaining
                                           Number of securities to       Weighted-average       available for future issuance
                                           be issued upon exercise      exercise price of      under equity compensation plans
                                           of outstanding options,     outsatnding options,         (excluding securities
                                             warrants and rights       warrants and rights        refelected in column (a))
                                           ------------------------- ------------------------- ---------------------------------
Equity compensation plans approved by             11,048,553                 $23.71                      5,389,520
security holders
                                           ------------------------- ------------------------- ---------------------------------
Total                                             11,048,553                  $23.71                     5,389,520
                                           ========================= ========================= =================================


Item 13. Certain Relationships and Related Transactions.

     The information called for by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2003 Annual Meeting of Shareholders, which will be filed with the SEC.

Item 14. Controls and Procedures

     Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

     Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or its "internal controls and procedures for financial reporting" ("Internal Controls" ) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared.

     In accordance with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     Part IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The following financial statements of Commerce Bancorp, Inc. and Subsidiaries are filed as part of this Form 10-K in Item 8:

     Consolidated Balance Sheets as of December 31, 2002 and 2001

     Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000

     Notes to Consolidated Financial Statements

     Report of Independent Auditors

(a)(2) Schedules

         All schedules have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable.

(a) (3) - Exhibits:

                  3.1      Restated Certificate of Incorporation of the Company, as amended.
                  3.2      By-laws of the Company, as amended.
                  4.1      Certificate of Trust of Commerce Capital Trust II, a
                           Delaware statutory trust, filed March 4, 2002. (Q)
                  4.2      Declaration of Trust of Commerce Capital Trust II, dated as of
                           March 4, 2002, among Commerce
                           Bancorp, Inc., as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware),
                           as Delaware Trustee and the Administrative Trustees named therein. (Q)
                  4.3      Amended and Restated Declaration of Trust of Commerce Capital Trust II, dated as of March 11, 2002, among
                           Commerce Bancorp, Inc., as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York
                           (Delaware), as Delaware Trustee, the Administrative Trustees, and the holders from time to time of undivided beneficial interests in the assets of the Trust, including form of 5.95% Convertible Trust
                           Preferred Security. (Q)
                  4.4      Indenture, dated as of March 11, 2002, between Commerce Bancorp, Inc. and The Bank of New York as
                           Debenture Trustee, including form of 5.95% Junior Subordinated Convertible Debenture due March 11, 2032.
                           (Q)
                  4.5      Registration Rights Agreement, dated March 11, 2002, among Commerce Bancorp, Inc., and Commerce Capital
                           Trust II, as issuers, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated on
                           behalf of itself and as representative of the other initial purchasers. (Q)
                  4.6      Guarantee Agreement, dated as of March 11, 2002, between Commerce Bancorp, Inc. and The Bank of New York, as Guarantee Trustee. (Q)
                 10.1      Ground lease, dated July 1, 1984, between Commerce NJ and Group Four Equities, relating to the branch office in Gloucester Township, New Jersey. (A)
                 10.2      Ground lease, dated April 15, 1986, between Commerce NJ and Mount Holly
                           Equities, relating to Commerce NJ's branch office in Mt. Holly, New Jersey. (C)
                *10.3      The Company's 1984 Incentive Stock Option Plan. (A)
                *10.4      The Company's Employee Stock Ownership Plan. (F)
                 10.5      Lease, dated March 29, 1985, between Commerce PA and Devon Properties (Ltd.), and lease dated September 4, 1985, between Commerce PA and Devon Properties
                           (Ltd.), relating to Commerce PA's branch office in Devon, Pennsylvania. (B)
                 10.6      Assignment of Lease and Assumption Agreement dated November 30, 1987, between the Company and Commerce PA, relating to Commerce PA's branch office in Devon,
                           Pennsylvania. (C)
                 10.7      Lease between the Company and Astoria Associates, relating to the Company's and
                           Commerce NJ's headquarters facilities. (B)
                 10.8      Ground lease, dated April 15, 1986, between Commerce NJ and U.S. Equities, relating to one of Commerce NJ's branch offices in Washington Township, New
                           Jersey. (D)
                 10.9      Ground lease, dated February 1, 1988, between Commerce NJ and Diversified
                           Properties of New Jersey, relating to one of Commerce NJ's branch offices in
                           Washington Township, New Jersey. (D)
                10.10      Ground lease, dated February 15, 1988, between Commerce NJ and Diversified
                           Properties of New Jersey, relating to one of Commerce NJ's branch offices in Cherry
                           Hill, New Jersey. (D)
               *10.11      The Company's 1989 Stock Option Plan for Non-Employee Directors. (E)
               *10.12      A copy of employment contracts with Vernon W. Hill, II, C. Edward Jordan, Jr., and
                           Peter Musumeci, Jr., dated January 2, 1992. (G)




               *10.13      A copy of the Retirement Plan for Outside Directors of Commerce Bancorp, Inc. (H)
               *10.14      The Company's 1994 Employee Stock Option Plan. (I)
               *10.15      The Company's 1997 Employee Stock Option Plan. (J)
               *10.16      A copy of employment contracts with Dennis M. DiFlorio and Robert D. Falese dated
                           January 1, 1998. (K)
                10.17      Ground lease, dated June 1, 1994, between Commerce NJ and Absecon Associates,
                           L.L.C., relating to Commerce NJ's branch office in Absecon, New Jersey. (K)
                10.18      Ground lease, dated September 11, 1995, between Commerce Shore and Whiting
                           Equities, L.L.C., relating to Commerce Shore's branch office in Manchester
                           Township, New Jersey. (K)
                10.19      Ground lease, dated November 1, 1995, between Commerce NJ and Evesboro
                           Associates, L.L.C., relating to Commerce NJ's branch office in Evesham Township,
                           New Jersey. (K)
                10.20      Ground lease, dated October 1, 1996, between Commerce NJ and Triad Equities,
                           L.L.C., relating to one of Commerce NJ's branch offices in Gloucester Township, New
                           Jersey. (K)
                10.21      Ground lease, dated October 11, 1996 and First Lease Amendment dated November 25, 1996 between
                           Commerce PA and Plymouth Equities, L.L.C., relating to Commerce PA's branch office in Plymouth Township,
                           PA. (K)
                10.22      Ground lease, dated January 16, 1998, between Commerce NJ and Ewing Equities,
                           L.L.C., relating to Commerce NJ's branch in Ewing, New Jersey. (M)
               *10.23      The Company's 1998 Stock Option Plan for Non-Employee Directors. (L)
                10.24      Ground lease, dated July 31, 1998, between Commerce NJ and English Creek
                           Properties, L.L.C., relating to Commerce NJ's branch in Egg Harbor Township,
                           New Jersey. (M)
                10.25      Ground lease, dated November 30, 1998, between Commerce Shore and Brick/Burnt
                           Tavern Equities, L.L.C., relating to Commerce Shore's branch office in Brick, New Jersey. (N)
                10.26      Ground lease, dated November 30, 1998, between Commerce Shore and Aberdeen Equities,
                           L.L.C., relating to Commerce Shore's branch office in Aberdeen, New Jersey. (N)
                10.27      Ground lease, dated November 30, 1998, between Commerce NJ and Hamilton/Wash
                           Properties, L.L.C., relating to Commerce NJ's branch
                           office in Hamilton Township, New Jersey. (N)
                10.28      Ground lease, dated April 2, 1999, between Commerce PA and Abington Equities, L.L.C., relating to Commerce PA's branch office in Abington
                           Township, Pennsylvania. (N)
                10.29      Ground lease, dated October, 1999, between Commerce PA and Bensalem Equities, L.L.C., relating to Commerce PA's branch office in Bensalem, Pennsylvania. (O)
                10.30      Ground lease, dated June 9, 2000, between Commerce NJ and Galloway Equities, L.L.C., relating to Commerce NJ's branch office in Galloway, New Jersey. (O)
                10.31      Ground lease, dated December 11, 2000, between Commerce PA and Chadds Ford Equities, L.L.C., relating to Commerce PA's branch office in Chadds Ford, Pennsylvania. (P)
                10.32      Ground lease, dated March 10, 2000, between Commerce PA and Chalfont Equities, L.L.C., relating to Commerce PA's branch office in New Britain Township, Pennsylvania. (P)
                10.33      Ground lease, dated January 4, 2001, between Commerce PA and Warminster Equities, L.L.C., relating to Commerce PA's branch office in Warminster Township, Pennsylvania. (P)
                 21.1      Subsidiaries of the Company (incorporated by reference from PART I,
                           Item 1. "BUSINESS" of this Report on Form 10-K.)
                 23.1      Consent of Ernst & Young LLP.
                 99.1      Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                 99.2      Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                --------------

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

                (F) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
                (G) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
                (H) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
                (I) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
                (J) Incorporated ( by reference from the Company's Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, Exhibit A thereto.
                (K) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
                (L) Incorporated by reference from the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, Exhibit A thereto.
                (M) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
                (N) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
                (O) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
                (P) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
                (Q) Incorporated by reference form the Company's Registration Statement on Form S-3 (Registration No. 333-87512)
                         * Management contract or compensation plan or
                           arrangement.

          (b) There were no reports on Form 8-K filed in the fourth quarter of 2002.
          (c)(d) Exhibits and Financial Statement Schedules - All other exhibits and schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Commerce Bancorp, Inc.

                                                              By                   /s/ VERNON W. HILL, II
                                                                             -----------------------------------
                                                                                     Vernon W. Hill, II
Date: March 28, 2003                                                         Chairman of the Board and President

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

                  Signature                                            Title                              Date
                  ---------                                            -----                              ----

     /s/       VERNON W. HILL, II                  Chairman of the Board and President             March 28, 2003
-----------------------------------------------
               Vernon W. Hill, II                  (Principal Executive Officer)

     /s/      C. EDWARD JORDAN JR.                 Executive Vice President and Director           March 28, 2003
-----------------------------------------------
              C. Edward Jordan Jr.

     /s/         ROBERT C. BECK                    Secretary and Director                          March 28, 2003
-----------------------------------------------
                 Robert C. Beck

     /s/         JACK R BERSHAD                    Director                                        March 28, 2003
-----------------------------------------------
                 Jack R Bershad

     /s/         JOSEPH BUCKELEW                   Director                                        March 28, 2003
-----------------------------------------------
                 Joseph Buckelew

     /s/      DONALD T. DIFRANCESCO                Director                                        March 28, 2003
-----------------------------------------------
              Donald T. DiFrancesco

     /s/         MORTON N. KERR                    Director                                        March 28, 2003
-----------------------------------------------
                 Morton N. Kerr

     /s/         STEVEN M. LEWIS                   Director                                        March 28, 2003
-----------------------------------------------
                 Steven M. Lewis

     /s/     GEORGE E. NORCROSS, III               Director                                        March 28, 2003
-----------------------------------------------
             George E. Norcross, III

     /s/        DANIEL J. RAGONE                   Director                                        March 28, 2003
-----------------------------------------------
                Daniel J. Ragone

     /s/     WILLIAM A. SCHWARTZ JR.               Director                                        March 28, 2003
-----------------------------------------------
             William A. Schwartz Jr.

     /s/     JOSEPH T. TARQUINI JR.                Director                                        March 28, 2003
-----------------------------------------------
             Joseph T. Tarquini Jr.

     /s/       FRANK C. VIDEON SR.                 Director                                        March 28, 2003
-----------------------------------------------
               Frank C. Videon Sr.

                                  CERTIFICATION
                                  -------------

I, Vernon W. Hill, II , Chief Executive Officer of Commerce Bancorp, Inc. certify that:

1. I have reviewed this annual report on Form 10-K of Commerce Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     /s/       Vernon W. Hill, II                         Date:  March 28, 2003
----------------------------------------                        ----------------
             Chief Executive Officer

                                  CERTIFICATION
                                  -------------

I, Douglas J. Pauls , Chief Financial Officer of Commerce Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Commerce Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     /s/        Douglas J. Pauls                 Date:  March 28, 2003
-------------------------------------------             --------------------
             Chief Financial Officer