Form 10-Q
period 2003-03-31
COMMERCE BANCORP INC /NJ/
filed 2003-05-15
CIK 715096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2003
                                       --------------
                                       OR

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

                       Yes  X                            No __
                           ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                        Yes X                            No __
                           --

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.

         Common Stock                                           69,110,715
--------------------------------------------------------------------------------
        (Title of Class)                              (No. of Shares Outstanding
                                                              as of 5/8/03)




                                  COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                                   INDEX

                                                                                                       Page
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets (unaudited)
              March 31, 2003 and December 31, 2002.......................................................1

              Consolidated Statements of Income (unaudited)
              Three months ended March 31, 2003 and
              March 31, 2002.............................................................................2

              Consolidated Statements of Cash Flows (unaudited)
              Three months ended March 31, 2003 and
              March 31, 2002.............................................................................3

              Consolidated Statement of Changes in Stockholders' Equity (unaudited)
              Three months ended March 31, 2003..........................................................4

              Notes to Consolidated Financial Statements (unaudited).....................................5

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation.........................................................9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk................................17

Item 4.       Control and Procedures....................................................................17

PART II.      OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................................................19




                                                COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                            (unaudited)

                  ------------------------------------------------------------------------------------------------
                                                                                  March 31,        December 31,
                                                                                 ---------------------------------
                  (dollars in thousands)                                             2003              2002
                  ------------------------------------------------------------------------------------------------
Assets            Cash and due from banks                                          $  832,821      $   811,434
                  Federal funds sold                                                   61,000                 0
                                                                                 -------------   ---------------
                       Cash and cash equivalents                                      893,821           811,434
                  Loans held for sale                                                  55,230            96,920
                  Trading securities                                                  205,631           326,479
                  Securities available for sale                                     8,852,908         7,806,779
                  Securities held to maturity                                         927,562           763,026
                      (market value 03/03-$957,414; 12/02-$791,889)
                  Loans
                                                                                    5,993,427         5,822,589
                       Less allowance for loan losses                                  94,731            90,733
                                                                                 -------------   ---------------
                                                                                    5,898,696         5,731,856
                  Bank premises and equipment, net                                    556,945           499,189
                  Other assets                                                        407,330           368,298
                                                                                 -------------   ---------------
                                                                                  $17,798,123      $ 16,403,981
                                                                                 -------------   ---------------

Liabilities       Deposits:
                       Demand:
                           Interest-bearing                                       $ 6,097,976      $  5,635,351
                           Noninterest-bearing                                      3,626,661         3,243,091
                       Savings                                                      3,331,131         2,861,677
                       Time                                                         3,176,133         2,808,722
                                                                                 -------------   ---------------
                           Total deposits                                          16,231,901        14,548,841
                  Other borrowed money                                                109,622           391,641
                  Other liabilities                                                   303,039           345,489
                  Convertible Trust Capital Securities - Commerce Capital
                       Trust II                                                       200,000           200,000
                                                                                 =============   ===============
                                                                                   16,844,562        15,485,971

Stockholders'     Common stock, 69,071,627 shares
Equity                 issued (68,043,171 shares in 2002)                              69,072            68,043
                  Capital in excess of par or stated value                            565,246           538,795
                  Retained earnings                                                   231,280           199,604
                  Accumulated other comprehensive income                               93,208           113,614
                                                                                 -------------   ---------------
                                                                                      958,806           920,056

                  Less treasury stock, at cost, 286,358 shares
                        issued (209,794 shares in 2002)                                 5,245             2,046
                                                                                 -------------   ---------------
                           Total stockholders' equity                                 953,561           918,010
                                                                                 -------------   ---------------
                                                                                  $17,798,123      $ 16,403,981
                                                                                 =============   ===============
                                          See accompanying notes.




                                                 COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                                              (unaudited)

                  -----------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                -------------------------------
                  (dollars in thousands, except per share amounts)                  2003             2002
                  -----------------------------------------------------------------------------------------------
Interest          Interest and fees on loans                                         $ 93,121          $81,823
income            Interest on investments                                             113,661           86,217
                  Other interest                                                           79              164
                                                                                --------------   --------------
                           Total interest income                                      206,861          168,204
                                                                                --------------   --------------

Interest          Interest on deposits:
expense                Demand                                                          12,397           12,908
                       Savings                                                          6,355            7,078
                       Time                                                            16,846           21,281
                                                                                --------------   --------------
                           Total interest on deposits                                  35,598           41,267
                  Interest on other borrowed money                                        914              426
                  Interest on long-term debt                                            3,020            2,432
                                                                                --------------   --------------
                           Total interest expense                                      39,532           44,125
                                                                                --------------   --------------

                  Net interest income                                                 167,329          124,079
                  Provision for loan losses                                             6,900            6,900
                                                                                --------------   --------------
                  Net interest income after provision for loan losses                 160,429          117,179

Noninterest       Deposit charges and service fees                                     34,842           28,963
income            Other operating income                                               41,360           26,927
                  Net investment securities losses                                      (136)
                                                                                --------------   --------------
                           Total noninterest income                                    76,066           55,890
                                                                                --------------   --------------

Noninterest       Salaries and benefits                                                82,082           60,145
expense           Occupancy                                                            20,488           12,098
                  Furniture and equipment                                              21,226           15,105
                  Office                                                                9,186            6,916
                  Marketing                                                             5,276            4,861
                  Other                                                                33,863           26,796
                                                                                --------------   --------------
                           Total noninterest expenses                                 172,121          125,921
                                                                                --------------   --------------

                  Income before income taxes                                           64,374           47,148
                  Provision for federal and state income taxes                         21,484           15,398
                                                                                --------------   --------------
                  Net income                                                         $ 42,890         $ 31,750
                                                                                 =============   ==============

                  Net income per common and common equivalent share:
                       Basic                                                         $   0.63         $   0.48
                       Diluted                                                       $   0.60         $   0.45
                  Average common and common equivalent shares outstanding:
                       Basic                                                           68,318           65,995
                       Diluted                                                         71,785           70,033
                  Cash dividends, common stock                                       $   0.17         $   0.15

                             See accompanying notes.



                                                 COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (unaudited)

                  ----------------------------------------------------------------------------------------------------
                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                       -------------------------------
                  (dollars in thousands)                                                       2003             2002
                  ----------------------------------------------------------------------------------------------------
Operating         Net income                                                              $   42,890       $   31,750
activities        Adjustments to reconcile net income to net cash
                     provided by operating activities:
                       Provision for loan losses                                               6,900            6,900
                       Provision for depreciation, amortization and accretion                 27,459           13,531
                         Losses on sales of securities available for sale                       (136)
                       Proceeds from sales of loans held for sale                            421,783          290,945
                       Originations of loans held for sale                                  (380,093)        (257,300)
                       Net decrease in trading securities                                    120,848           39,625
                       (Increase) decrease in other assets                                   (31,746)          19,189
                       Decrease in other liabilities                                         (42,450)         (45,032)
                  ----------------------------------------------------------------------------------------------------
                             Net cash provided by operating activities                       165,455           97,980

Investing         Proceeds from the sales of securities available for sale                   752,512          275,325
activities        Proceeds from the maturity of securities available for sale              1,087,641          396,716
                  Proceeds from the maturity of securities held to maturity                  135,436          135,619
                  Purchase of securities available for sale                               (2,929,021)      (1,752,379)
                  Purchase of securities held to maturity                                   (299,839)         (17,823)
                  Net increase in loans                                                     (222,739)        (327,303)
                  Proceeds from sales of loans                                                48,999            6,677
                  Capital expenditures                                                       (70,165)         (38,045)
                  ----------------------------------------------------------------------------------------------------
                             Net cash used by investing activities                        (1,497,176)      (1,319,585)

Financing         Net increase in demand and savings deposits                              1,315,649          682,787
activities        Net increase in time deposits                                              367,411          452,482
                  Net decrease in other borrowed money                                      (282,019)        (182,987)
                  Proceeds from Trust Capital Securities                                                      200,000
                  Dividends paid                                                             (11,213)          (9,846)
                  Proceeds from issuance of common stock under
                     dividend reinvestment and other stock plans                              25,588           16,950
                  Other                                                                       (1,308)
                  ----------------------------------------------------------------------------------------------------
                             Net cash provided by financing activities                     1,414,108        1,159,386

                  Increase (decrease) in cash and cash equivalents                            82,387          (62,219)
                  Cash and cash equivalents at beginning of year                             811,434          557,738
                  ----------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of period                              $  893,821       $  495,519
                  ====================================================================================================

                  Supplemental disclosures of cash flow information: Cash paid during the period for:
                       Interest                                                           $   39,586       $   43,053
                  ----------------------------------------------------------------------------------------------------
                                                           See accompanying notes.





                                                 COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                        Consolidated Statement of Changes in Stockholders' Equity

Three months ended March 31, 2003
(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Capital in                           Accumulated
                                                                   Excess of                               Other
                                                         Common      Par or      Retained   Treasury   Comprehensive
                                                          Stock   Stated Value   Earnings    Stock         Income         Total
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2002                             $68,043     $538,795    $199,604   $(2,046)       $ 113,614     $918,010
Net income                                                                          42,890                                  42,890
   Other comprehensive income, net of tax
     Unrealized loss on securities (pre-tax $20,722)                                                          (13,983)     (13,983)
     Reclassification adjustment (pre-tax $9,881)                                                              (6,423)      (6,423)
                                                                                                                       -------------
   Other comprehensive income                                                                                              (20,406)
Total comprehensive income                                                                                                  22,484
Cash dividends paid                                                                (11,213)                                (11,213)
Shares issued under dividend reinvestment
   and compensation and benefit plans (985 shares)            985       24,603                                              25,588
Acquisition of insurance brokerage agency (44 shares)          44        1,848                                               1,892
Other                                                                                   (1)   (3,199)                       (3,200)
------------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2003                                $69,072     $565,246    $231,280   $(5,245)       $  93,208     $953,561
------------------------------------------------------------------------------------------------------------------------------------


                                                  See accompanying notes.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A.     Consolidated Financial Statements

The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 2002. The results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The consolidated financial statements include the accounts of Commerce Bancorp, Inc. and all of its subsidiaries, including Commerce Bank, N.A. (Commerce NJ), Commerce Bank/Pennsylvania, N.A., Commerce Bank/Shore, N.A., Commerce Bank/North, Commerce Bank/Delaware, N.A., Commerce Insurance Services, Inc.
(CIS), Commerce Capital Trust II, and Commerce Capital Markets, Inc. (CCMI). All material intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with 2003 presentation.

B.     Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.


C.     Comprehensive Income

Total comprehensive income, which for the Company included net income and changes in unrealized gains and losses on the Company's available for sale securities, amounted to $22.5 million and $6.6 million, respectively, for the three months ended March 31, 2003 and 2002.

D.     Other

In accordance with accounting principles generally accepted in the United States, when capitalizing costs for branch construction, the Company includes the costs of purchasing the land, developing the site, constructing the building (or leasehold improvements if the property is leased), and furniture, fixtures and equipment necessary to equip the branch. Capital expenditures for branches that have not yet opened are included in Other assets. All other pre-opening and post-opening costs related to branches are expensed as incurred.




E.     Segment Information

Selected segment information is as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                       Three Months Ended
                                                   March 31, 2003                           March 31, 2002
                                        Community      Parent/                   Community      Parent/
                                          Banks         Other        Total         Banks         Other        Total
-------------------------------------------------------------------------------------------------------------------------
Net interest income                   $     168,229 $       (900)$   167,329   $   125,470   $   (1,391)  $   124,079
Provision for loan losses                     6,900            -       6,900         6,900            -         6,900
                                      -----------------------------------------------------------------------------------
Net interest income after provision         161,329         (900)    160,429       118,570       (1,391)      117,179
Noninterest income                           49,995       26,071      76,066        36,048       19,842        55,890
Noninterest expense                         149,450       22,671     172,121       107,852       18,069       125,921
                                      -----------------------------------------------------------------------------------
Income before income taxes                   61,874        2,500      64,374        46,766          382        47,148
Income tax expense                           20,975          509      21,484        15,256          142        15,398
                                      -----------------------------------------------------------------------------------
Net income                            $      40,899 $      1,991 $    42,890    $   31,510   $      240   $    31,750
                                      ===================================================================================

Average assets (in billions)          $      14,993 $      1,839 $    16,832    $   10,495   $    1,196   $    11,691
                                      ===================================================================================

F.     Recent Accounting Statement

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

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of FAS No. 123, "Accounting for Stock-Based Compensation." This statement is effective for fiscal years ending after December 15, 2002 and did not have an impact on the financial condition or operating results of the Company.

The Company will continue to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations to account for its stock-based compensation plans. If the Company had accounted for stock options under the fair value provisions of FAS 123, net income and net income per share would have been as follows (in thousands, except per share amounts):


      ------------------------------------------------------------------------
                                              2003                  2002
      ------------------------------------------------------------------------

      Pro forma net income                    $ 40,510              $ 29,643

      Pro forma net income per share:
      Basic                                   $   0.59              $   0.45
      Diluted                                     0.57                  0.43
      ------------------------------------------------------------------------

The fair value of options granted in 2003 and 2002 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3.00% to 4.41%, dividend yields of 1.50% to 2.50%, volatility factors of the expected market price of the Company's common stock of .304 and weighted average expected lives of the options of 5.22 and 4.75 years.

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

G.     Trust Capital Securities

On March 11, 2002 the Company issued $200.0 million of 5.95% Convertible Trust Capital Securities through Commerce Capital Trust II, a newly formed Delaware business trust subsidiary of the Company. The Convertible Trust Capital Securities mature in 2032. Holders of the Convertible Trust Capital Securities may convert each security into 0.9478 shares of Company common stock, subject to adjustment, if (1) the closing sale price of Company common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of any calendar quarter beginning with the quarter ending June 30, 2002 is more than 110% of the Convertible Trust Capital Securities conversion price ($52.75 at March 31, 2003) then in effect on the last day of such calendar quarter, (2) the assigned credit rating by Moody's of the Convertible Trust Capital Securities is at or below Bal, (3) the Convertible Trust Capital Securities are called for redemption, or (4) specified corporate transactions have occurred. All $200.0 million of the Convertible Trust Capital Securities qualify as Tier 1 capital for regulatory capital purposes. As of March 31, 2003, the Convertible Trust Capital Securities were not convertible. The net proceeds of this offering were used for general corporate purposes, including the redemption of the Company's $57.5 million of 8.75% Trust Capital Securities on July 1, 2002 and the repayment of the Company's $23.0 million of 8 3/8% subordinated notes on May 20, 2002.

H.     Earnings Per Share

The calculation of earnings per share follows (in thousands, except for per share amounts):

                                                                           Three Months Ended
                                                                               March 31,
                                                                -----------------------------------------
                                                                      2003                   2002
                                                                ------------------    -------------------

Basic:
Net income                                                              $42,890               $31,750
                                                                ==================    ===================
Average common shares outstanding                                        68,318                65,995
                                                                ==================    ===================
Net income per share of common share                                    $  0.63               $  0.48
                                                                ==================    ===================
Diluted:
Net income                                                              $42,890               $31,750
                                                                ==================    ===================


Average common shares outstanding                                        68,318                65,995
Additional shares considered in diluted
   computation assuming:
Exercise of stock options                                                 3,467                 4,038
                                                                ------------------    -------------------
Average number of shares outstanding
   on a diluted basis                                                    71,785                70,033
                                                                ==================    ===================
Net income per common share - diluted                                   $  0.60               $  0.45
                                                                ==================    ===================




Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
of Operation
------------

Capital Resources

At March 31, 2003, stockholders' equity totaled $953.6 million or 5.36% of total assets, compared to $918.0 million or 5.60% of total assets at December 31, 2002.

The table below presents the Company's and Commerce NJ's risk-based and leverage ratios at March 31, 2003 and 2002:

                                                                             Per Regulatory Guidelines
                                                                 ---------------------------------------------------
                                               Actual                    Minimum              "Well Capitalized"
                                         Amount      Ratio         Amount      Ratio          Amount      Ratio
--------------------------------------------------------------------------------------------------------------------
March 31, 2003
Company
     Risk based capital ratios:
       Tier 1                           $1,050,051       11.25%     $373,411        4.00%      $560,117        6.00%
       Total capital                     1,144,782       12.26       746,823        8.00        933,529       10.00
     Leverage ratio                      1,050,051        6.28       668,655        4.00        835,819        5.00
Commerce NJ
     Risk based capital ratios:
       Tier 1                             $567,037        9.83%     $230,644        4.00%      $345,966        6.00%
       Total capital                       630,037       10.93       461,288        8.00        576,610       10.00
     Leverage ratio                        567,037        5.53       410,116        4.00        512,645        5.00
March 31, 2002
Company
     Risk based capital ratios:
       Tier 1                             $876,379       12.84%     $273,067        4.00%      $409,601        6.00%
       Total capital                       990,846       14.51       546,135        8.00        682,668       10.00
     Leverage ratio                        876,379        7.51       466,568        4.00        583,210        5.00
Commerce NJ
     Risk based capital ratios:
       Tier 1                             $406,225        9.70%     $167,498        4.00%      $251,247        6.00%
       Total capital                       452,595       10.81       334,996        8.00        418,744       10.00
     Leverage ratio                        406,225        6.00       270,739        4.00        338,424        5.00



At March 31, 2003, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes that as of March 31, 2003, the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

Deposits
--------

Total deposits at March 31, 2003 were $16.2 billion, up $4.9 billion, or 43% over total deposits of $11.3 billion at March 31, 2002, and up by $1.7 billion, or 12% from year-end 2002. Deposit growth during the first three months of 2003 included core deposit growth in all categories as well as growth from the public sector. The Company experienced "same-store core deposit growth" of 29% at March 31, 2003 as compared to deposits a year ago for those branches open for more than two years.

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

Management believes the simulation of net interest income in different interest rate environments to be the best indicator of the Company's interest rate risk. Income simulation analysis captures not only the potential of all assets and liabilities to mature or reprice, but also the probability that they will do so. Income simulation also attends to the relative interest rate sensitivities of these items, and projects their behavior over an extended period of time. Finally, income simulation permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them.

The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate plus 200 and minus 100 basis point change during the next year, with rates remaining constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 15% of net income in the flat rate scenario in the first year and within 30% over the two year time frame. At March 31, 2003, the Company's income simulation model net income would decrease by 2.35% and 4.65% in the first year and over a two year time frame, respectively, if rates decreased as described above. At March 31 2002, the Company's income simulation model was run assuming a 200 basis point decrease and indicated net income would decrease by 2.64% and by 10.97% in the first year and over a two year time frame, respectively. At March 31, 2003, the model projects that net income would increase by 7.78% and increase 13.83% in the first year and over a two year time frame, respectively, if rates increased as described above as compared to a decrease by 0.88% and increase 4.88%, respectively, at March 31, 2002. All of these net income projections are within an acceptable level of interest rate risk pursuant to the policy established by ALCO.

In the event the Company's interest rate risk models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate plus 200 and minus 100 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate plus 200 and minus 100 basis point change would result in the loss of 50% or more of the excess of market value over book value in the current rate scenario. At March 31, 2003, the market value of equity model indicates an acceptable level of interest rate risk.

Liquidity involves the Company's ability to raise funds to support asset growth or decrease assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company's liquidity needs are primarily met by growth in core deposits, its cash and federal funds sold position, cash flow from its amortizing investment and loan portfolios, as well as the use of short-term borrowings, as required. If necessary, the Company has the ability to raise liquidity through collateralized borrowings, FHLB advances, or the sale of its available for sale investment portfolio. As of March 31, 2003 the Company had in excess of $8.5 billion in immediately available liquidity which includes securities that could be sold or used for collateralized borrowings, cash on hand, and borrowing capacities under existing lines of credit. During the first three months of 2003, deposit growth was used to fund growth in the loan portfolio and purchase additional investment securities.

Short-Term Borrowings
---------------------

Short-term borrowings, or other borrowed money, consist primarily of securities sold under agreements to repurchase and overnight lines of credit, and are used to meet short term funding needs. During the first three months of 2003, the Company reduced its short-term borrowings, primarily through increased deposits. At March 31, 2003, short-term borrowings aggregated $109.6 million and had an average rate of 1.14%, as compared to $391.6 million at an average rate of 1.55% at December 31, 2002.

Interest Earning Assets
-----------------------

For the three month period ended March 31, 2003, interest earning assets increased $1.3 billion from $14.8 billion to $16.1 billion. This increase was primarily in investment securities and the loan portfolio as described below.

Loans
-----

During the first three months of 2003, loans increased $170.8 million from $5.8 billion to $6.0 billion. At March 31, 2003, loans represented 37% of total deposits and 34% of total assets. All segments of the loan portfolio experienced growth in the first three months of 2003, including loans secured by commercial real estate properties, commercial loans, and consumer loans.

The following table summarizes the loan portfolio of the Company by type of loan as of the dates shown.


                                                       March 31,          December 31,
                                                  -----------------------------------------
                                                         2003                 2002
                                                  -----------------------------------------
                                                           (dollars in thousands)
Commercial real estate:
   Owner-occupied                                        $  1,333,390          $ 1,345,306
   Investor developer                                         930,791              885,276
   Construction                                                91,378              102,080
                                                  -----------------------------------------
                                                            2,355,559            2,332,662
Commercial:
   Term                                                       872,787              842,869
   Line of credit                                             732,693              683,640
   Demand                                                      15,795                  317
                                                  -----------------------------------------
                                                            1,621,275            1,526,826
Consumer:
   Mortgages (1-4 family residential)                         647,955              626,652
   Installment                                                134,116              140,493
   Home equity                                              1,183,594            1,139,589
   Credit lines                                                50,928               56,367
                                                  -----------------------------------------
                                                            2,016,593            1,963,101
                                                  -----------------------------------------
     Total loans                                         $  5,993,427          $ 5,822,589
                                                  =========================================

Investments
-----------

In total, for the first three months of 2003, securities increased $1.09 billion from $8.9 billion to $10.0 billion. The available for sale portfolio increased $1.05 billion to $8.9 billion at March 31, 2003 from $7.8 billion at December 31, 2002, and the securities held to maturity portfolio increased $164.5 million to $927.6 million at March 31, 2003 from $763.0 million at year-end 2002. The portfolio of trading securities decreased $120.8 million from year-end 2002 to $205.6 million at March 31, 2003. At March 31, 2003, the average life of the investment portfolio was approximately 3.3 years, and the duration was approximately 2.7 years. At March 31, 2003, total securities represented 56% of total assets.

The following table summarizes the book value of securities available for sale and securities held to maturity by the Company as of the dates shown.

                                                              March 31,      December 31,
                                                           ---------------------------------
                                                                2003             2002
                                                           ---------------------------------
                                                                (dollars in thousands)
U.S. Government agency and mortgage backed obligations          $8,721,995       $7,659,737
Obligations of state and political subdivisions                     32,325           23,185
Equity securities                                                   14,592           24,054
Other                                                               83,996           99,803
                                                           ---------------------------------
     Securities available for sale                              $8,852,908       $7,806,779
                                                           =================================



U.S. Government agency and mortgage backed obligations            $711,122         $624,688
Obligations of state and political subdivisions                    165,639           91,204
Other                                                               50,801           47,134
                                                           ---------------------------------
     Securities held to maturity                                  $927,562         $763,026
                                                           =================================


Net Income
----------

Net income for the first quarter of 2003 was $42.9 million, an increase of $11.1 million or 35% over the $31.8 million recorded for the first quarter of 2002. On a per share basis, diluted net income for the first quarter of 2003 was $0.60 per common share compared to $0.45 per common share for the first quarter of 2002.

Return on average assets (ROA) and return on average equity (ROE) for the first quarter of 2003 were 1.02% and 17.94%, respectively, compared to 1.09% and 19.00%, respectively, for the same 2002 period.

Net Interest Income
-------------------

Net interest income totaled $167.3 million for the first quarter of 2003, an increase of $43.3 million or 35% from $124.1 million in the first quarter of 2002. The improvement in net interest income was due primarily to volume increases in the loan and investment portfolios.

The following table sets forth balance sheet items on a daily average basis for the three months ended March 31, 2003, December 31, 2002 and March 31, 2002 and presents the daily average interest earned on assets and paid on liabilities for such periods.



                                                Average Balances and Net Interest Income

                               -----------------------------------------------------------------------------------------------------
                                           March 2003                       December 2002                     March 2002
                               ----------------------------------  ------------------------------- ---------------------------------
                                 Average                 Average     Average              Average     Average              Average
(dollars in thousands)           Balance      Interest    Rate       Balance    Interest   Rate       Balance     Interest   Rate
                               ----------------------------------  ------------------------------- ---------------------------------
Earning Assets
--------------------------------
Investment securities
   Taxable                     $  8,681,675      109,916    5.13%   $ 8,033,417 $104,326     5.15%    $ 5,511,447  $ 83,211    6.12%
   Tax-exempt                       140,307        2,545    7.36        113,895    1,820     6.34         110,293     1,665    6.12
   Trading                          270,299        3,215    4.82        272,107    4,068     5.93         189,651     2,960    6.33
                               ------------- ------------ -------  ------------ --------- -------- --------------- -------- --------
Total investment securities       9,092,281      115,676    5.16      8,419,419  110,214     5.19       5,811,391    87,836    6.13
Federal funds sold                   27,154           80    1.19         51,988      181     1.38          40,672       164    1.64
Loans
   Commercial mortgages           2,177,008       35,125    6.54      2,241,044   37,009     6.55       1,828,586    31,304    6.94
   Commercial                     1,496,039       20,943    5.68      1,338,892   19,816     5.87       1,087,048    16,338    6.10
   Consumer                       2,075,256       33,719    6.59      1,963,307   33,928     6.86       1,656,000    30,936    7.58
   Tax-exempt                       258,614        5,129    8.04        195,972    4,517     9.14         233,669     4,992    8.66
                               ------------- ------------ -------  ------------ --------- -------- --------------- -------- --------
Total loans                       6,006,917       94,916    6.41      5,739,215   95,270     6.59       4,805,303    83,570    7.05
                               ------------- ------------ -------  ------------ --------- -------- --------------- -------- --------
Total earning assets            $15,126,352   $  210,672    5.65%  $ 14,210,622 $205,665     5.74%    $10,657,366  $171,570    6.53%
                               =============                       =============                   ===============



Sources of Funds
--------------------------------
Interest-bearing liabilities
   Regular savings             $  3,021,219   $    6,355    0.85%    $2,809,817 $  7,110     1.00%     $2,044,873  $  7,078    1.40%
   N.O.W. accounts                  403,415          813    0.82        393,844      919     0.93         300,742     1,053    1.42
   Money market plus              5,472,788       11,584    0.86      5,048,365   12,375     0.97       3,459,619    11,855    1.39
   Time deposits                  2,148,534       13,731    2.59      2,054,038   14,376     2.78       1,673,580    16,004    3.88
   Public funds                     793,437        3,115    1.59        842,374    3,998     1.88         874,379     5,277    2.45
                               ------------- ------------ -------  ------------ --------- -------- --------------- -------- --------
     Total deposits              11,839,393       35,598    1.22     11,148,438   38,778     1.38       8,353,193    41,267    2.00

   Other borrowed money             272,304          914    1.36        201,547      729     1.44         102,611       426    1.68
   Long-term debt                   200,000        3,020    6.12        200,000    3,022     5.99         127,167     2,432    7.76
                               ------------- ------------ -------  ------------ --------- -------- --------------- -------- --------
Total deposits and
interest-bearing
   liabilities                   12,311,697       39,532    1.30     11,549,985   42,529     1.46       8,582,971    44,125    2.08
Noninterest-bearing funds (net)   2,814,655                           2,660,637                         2,074,395
                               ------------- ------------ -------  ------------ --------- -------- --------------- -------- --------
Total sources to fund earning  $ 15,126,352       39,532    1.06   $ 14,210,622   42,529     1.19    $ 10,657,366    44,125    1.68
assets                         ------------- ------------ -------  ------------ --------- -------- --------------- -------- --------


Net interest income and
   margin tax-equivalent basis                 $ 171,140    4.59%               $163,136     4.55%                 $127,445    4.85%
                                             ============ =======               ========= ========                ========= ========

Other Balances
--------------------------------
Cash and due from banks          $  865,209                          $  788,271                        $  510,269
Other assets                        933,321                             831,250                           592,129
Total assets                     16,831,542                          15,741,365                        11,690,615
Total deposits                   15,033,367                          14,170,281                        10,684,272
Demand deposits (noninterest-
     bearing)                     3,193,974                           3,021,843                         2,331,079
Other liabilities                   369,691                             283,708                           108,125
Stockholders' equity                956,180                             885,829                           668,440

Notes- Weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis assuming a federal tax rate of 35%.
     -    Non-accrual loans have been included in the average loan balance
     -    Investment securities includes investments available for sale.
     -    Consumer loans include mortgage loans held for sale.


Noninterest Income
------------------

Noninterest income totaled $76.1 million for the first quarter of 2003, an increase of $20.2 million or 36% from $55.9 million in the first quarter of 2002. The increase was due to increased deposit charges and service fees, which rose $5.9 million over the first quarter of 2002 primarily due to higher transaction volumes. In addition, other operating income increased $14.4 million over the prior year, including increased revenues of $3.6 million from CCMI, the Company's municipal public finance subsidiary and increased revenues of $2.7 million from CIS, the Company's insurance brokerage subsidiary.


                                                              Three Months Ended
                                                              ------------------
                                                3/31/03             3/31/02            % Increase
                                                -------             -------            ----------
                                                            (Dollars in thousands)
                                           ----------------------------------------------------------
Deposit charges & service fees                         $34,842             $28,963               20%
Other operating income:
     Insurance                                          16,055              13,388                20
     Capital markets                                    10,003               6,446                55
     Loan brokerage fees                                 7,923               4,025                97
     Other                                               7,379               3,068               141
                                           ----------------------------------------------------------
   Total other                                          41,360              26,927               54%
Net investment securities losses                         (136)
                                           ----------------------------------------------------------
Total non-interest income                              $76,066             $55,890               36%
                                           ==========================================================

Noninterest Expense
-------------------

For the first quarter of 2003, noninterest expense totaled $172.1 million, an increase of $46.2 million or 37% over the same period in 2002. Contributing to this increase was new branch activity over the past twelve months, with the number of branches increasing from 187 at March 31, 2002 to 226 at March 31, 2003. With the addition of these new offices, staff, facilities, and related expenses rose accordingly. Other noninterest expenses rose $7.1 million over the first quarter of 2002. This increase resulted primarily from higher bank card-related service charges, increased business development expenses, and increased provisions for non-credit-related losses.

The Company's operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 70.58% for the first three months of 2003 as compared to 69.80% for the same 2002 period. The Company's efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

Loan and Asset Quality
----------------------

Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at March 31, 2003 were $22.5 million, or 0.13% of total assets compared to $17.8 million or 0.11% of total assets at December 31, 2002 and $19.5 million or 0.16% of total assets at March 31, 2002.

Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at March 31, 2003 were $19.0 million or 0.32% of total loans compared to $14.2 million or 0.24% of total loans at December 31, 2002 and $16.9 million or 0.34% of total loans at March 31, 2002. At March 31, 2003, loans past due 90 days or more and still accruing interest amounted to $376 thousand compared to $620 thousand at December 31, 2002 and $484 thousand at March 31, 2002. Additional loans considered as potential problem loans by the Company's internal loan review department ($31.7 million at March 31, 2003) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

Other real estate (ORE) at March 31, 2003 totaled $3.6 million compared to $3.6 million at December 31, 2002 and $2.6 million at March 31, 2002. These properties have been written down to the lower of cost or fair value less disposition costs.



The following summary presents information regarding non-performing loans and assets as of March 31, 2003 and the preceding four quarters (dollar amounts in thousands).

                                              March 31,     December 31,  September 30,    June 30,      March 31,
                                                 2003           2002          2002           2002           2002
                                           ---------------------------------------------------------------------------
Non-accrual loans:
   Commercial                                    $ 4,874         $ 5,412       $ 7,213         $7,581         $9,473
   Consumer                                        6,388           2,734         2,147          1,557          1,537
   Real estate:
     Construction                                                    131           131            181            181
     Mortgage                                      7,721           5,891         5,754          5,778          5,695
                                           ---------------------------------------------------------------------------
         Total non-accrual loans                  18,983          14,168        15,245         15,097         16,886
                                           ---------------------------------------------------------------------------

Restructured loans:
   Commercial                                          4               5             6              6              7
   Consumer
   Real estate:
     Construction
     Mortgage
                                           ---------------------------------------------------------------------------
         Total restructured loans                      4               5             6              6              7
                                           ---------------------------------------------------------------------------

Total non-performing loans                        18,987          14,173        15,251         15,103         16,893
                                           ---------------------------------------------------------------------------

Other real estate                                  3,553           3,589         2,367          2,471          2,602
                                           ---------------------------------------------------------------------------

Total non-performing assets                       22,540          17,762        17,618         17,574         19,495
                                           ---------------------------------------------------------------------------

Loans past due 90 days or more
   and still accruing                                376             620           900            834            484
                                           ---------------------------------------------------------------------------

Total non-performing assets and
   loans past due 90 days or more                $22,916         $18,382       $18,518        $18,408        $19,979
                                           ===========================================================================


Total non-performing loans as a
   percentage of total period-end loans            0.32%           0.24%         0.28%          0.29%          0.34%

Total non-performing assets as a
   percentage of total period-end assets           0.13%           0.11%         0.11%          0.13%          0.16%

Total non-performing assets and loans
   past due 90 days or more as a
   percentage of total period-end assets           0.13%           0.11%         0.12%          0.13%          0.16%

Allowance for loan losses as a percentage
   of total non-performing loans                    499%            640%          560%           530%           428%

Allowance for loan losses as a percentage
   of total period-end loans                       1.58%           1.56%         1.54%          1.52%          1.47%

Total non-performing assets and loans
   past due 90 days or more as a
   percentage of stockholders' equity and
   allowance for loan losses                          2%              2%            2%             2%             3%






The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data: (dollar amounts in thousands)

                                                                                                       Year
                                                                   Three Months Ended                  Ended
                                                              ------------------------------
                                                               03/31/03           03/31/02           12/31/02
                                                              -----------        -----------         ----------
Balance at beginning of period                                   $90,733            $66,981            $66,981
Provisions charged to operating expenses                           6,900              6,900             33,150
                                                              -----------        -----------         ----------
                                                                  97,633             73,881            100,131

Recoveries on loans charged-off:
     Commercial                                                      204                190                815
     Consumer                                                        131                115                339
     Commercial real estate                                                               1                176
                                                              -----------        -----------         ----------
Total recoveries                                                     335                306              1,330

Loans charged-off:
     Commercial                                                   (1,868)            (1,187)            (7,181)
     Consumer                                                     (1,365)              (724)            (3,514)
     Commercial real estate                                           (4)               (23)               (33)
                                                              -----------        -----------         ----------
Total charge-offs                                                 (3,237)            (1,934)           (10,728)
                                                              -----------        -----------         ----------
Net charge-offs                                                   (2,902)            (1,628)            (9,398)
                                                              -----------        -----------         ----------

Balance at end of period                                         $94,731            $72,253            $90,733
                                                              ===========        ===========         ===========


Net charge-offs as a percentage of
Average loans outstanding                                           0.19%              0.14%              0.18%

Net Reserve Additions                                            $ 3,998            $ 5,272            $23,752



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


Item 3:  Quantitative and Qualitative Disclosures About Market Risk
         -----------------------------------------------------------

See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation, Interest Rate Sensitivity and Liquidity.


Item 4.  Controls and Procedures
         -------------------------

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------

Exhibits
--------

Exhibit 10.34 Ground lease dated January 1, 2001, between Commerce NJ and Willingboro Equities, L.L.C., relating to Commerce NJ's branch office in Willingboro, New Jersey.

Exhibit 10.35 Ground lease dated November 27, 2001, between Commerce PA and Warrington Equities, L.L.C., relating to Commerce PA's branch office in Warrington, Pennsylvania.

Exhibit 99.1    906 Certification

Reports on Form 8-K
-------------------

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2003.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              COMMERCE BANCORP, INC.
                                  ----------------------------------------------
                                                   (Registrant)










    May 14, 2003                               /s/ DOUGLAS J. PAULS
------------------------------    ----------------------------------------------
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

Date: May 14, 2003

                                        /s/ Vernon W. Hill, II
                                        -----------------------

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



Date: May 14, 2003

                                       /s/ Douglas J. Pauls
                                       -------------------------

                                       Douglas J. Pauls
                                       Senior Vice President and Chief Financial
                                       Officer  (principal financial officer)