Form 10-Q
period 2003-06-30
COMMERCE BANCORP INC /NJ/
filed 2003-08-08
CIK 715096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ______________ to ______________

                            Commission File #0-12874
                                            --------

                             [COMPANY LOGO OMITTED]

             (Exact name of registrant as specified in its charter)

             New Jersey                               22-2433468
 -------------------------------------------------------------------------------
      (State or other jurisdiction of              (IRS Employer Identification
      incorporation or organization)                          Number)

     Commerce Atrium, 1701 Route 70 East, Cherry Hill, New Jersey 08034-5400
 -------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (856) 751-9000
 -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                Yes X                                               No __
                   --

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.

         Common Stock                                          69,895,566
 -------------------------------------------------------------------------------
        (Title of Class)                              (No. of Shares Outstanding
                                                        as of August 1, 2003)




                                COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                                 INDEX

                                                                                                       Page
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets (unaudited)
              June 30, 2003 and December 31, 2002........................................................1

              Consolidated Statements of Income (unaudited) Three months ended
              June 30, 2003 and June 30, 2002 and
              six months ended June 30, 2003 and June 30, 2002...........................................2

              Consolidated Statements of Cash Flows (unaudited)
              Six months ended June 30, 2003 and June 30, 2002...........................................3

              Consolidated Statement of Changes in Stockholders' Equity (unaudited)
              Six months ended June 30, 2003.............................................................4

              Notes to Consolidated Financial Statements (unaudited).....................................5

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation.........................................................9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk................................18

Item 4.       Control and Procedures....................................................................19

PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders.......................................20

Item 6.       Exhibits and Reports on Form 8-K..........................................................20




                                                COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                              (unaudited)

                  ---------------------------------------------------------------------------------------------------
                                                                                    June 30,          December 31,
                                                                                 ------------------------------------
                                                                                                    -----------------
                  (dollars in thousands)                                              2003                2002
                  ---------------------------------------------------------------------------------------------------
Assets            Cash and due from banks                                          $   1,013,885       $   811,434
                  Federal funds sold                                                           -                 -
                                                                                 ----------------   ---------------
                       Cash and cash equivalents                                       1,013,885           811,434
                  Loans held for sale                                                     91,285            96,920
                  Trading securities                                                     209,451           326,479
                  Securities available for sale                                       10,259,811         7,806,779
                  Securities held to maturity                                            841,752           763,026
                       (market value 06/03-$855,444; 12/02-$791,889)
                  Loans                                                                6,378,623         5,822,589
                       Less allowance for loan losses                                     99,318            90,733
                                                                                 ----------------   ---------------
                                                                                       6,279,305         5,731,856
                  Bank premises and equipment, net                                       701,246           580,818
                  Other assets                                                           440,577           286,669
                                                                                 ----------------   ---------------
                  Total assets                                                       $19,837,312       $16,403,981
                                                                                 ================   ===============

Liabilities       Deposits:
                       Demand:
                           Interest-bearing                                          $ 6,616,309       $ 5,635,351
                           Noninterest-bearing                                         4,185,186         3,243,091
                       Savings                                                         3,786,798         2,861,677
                       Time                                                            3,198,789         2,808,722
                                                                                 ----------------   ---------------
                           Total deposits                                             17,787,082        14,548,841

                  Other borrowed money                                                   507,975           391,641
                  Other liabilities                                                      331,765           345,489
                  Convertible Trust Capital Securities - Commerce Capital
                       Trust II                                                          200,000           200,000
                                                                                 ----------------   ---------------
                  Total liabilities                                                   18,826,822        15,485,971

Stockholders'     Common stock, 69,920,679 shares
Equity                 issued (68,043,171 shares at December 31, 2002)                    69,921            68,043
                  Capital in excess of par or stated value                               591,060           538,795
                  Retained earnings                                                      265,239           199,604
                  Accumulated other comprehensive income                                  89,515           113,614
                                                                                 ----------------   ---------------
                                                                                       1,015,735           920,056

                  Less treasury stock, at cost, 286,358 shares
                       (209,794 shares at December 31, 2002)                               5,245             2,046
                                                                                 ----------------   ---------------
                           Total stockholders' equity                                  1,010,490           918,010
                                                                                 ----------------   ---------------

                  Total liabilities and stockholders' equity                         $19,837,312       $16,403,981
                                                                                 ================   ===============


                             See accompanying notes.



                                                 COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF INCOME
                                                               (unaudited)
              ---------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
                                                             ----------------------------------------------------------
              (dollars in thousands, except per share            2003           2002           2003           2002
              amounts)
              ---------------------------------------------------------------------------------------------------------
Interest      Interest and fees on loans                         $ 95,548       $ 86,959       $188,669       $168,782
income        Interest on investments                             123,098        101,293        236,759        187,510
              Other interest                                           98            116            177            280
                                                             -------------   ------------   ------------   ------------
                       Total interest income                      218,744        188,368        425,605        356,572
                                                             -------------   ------------   ------------   ------------

Interest      Interest on deposits:
expense            Demand                                          11,961         14,707         24,358         27,615
                   Savings                                          6,754          8,133         13,109         15,211
                   Time                                            17,387         21,538         34,233         42,819
                                                             -------------   ------------   ------------   ------------
                       Total interest on deposits                  36,102         44,378         71,700         85,645
              Interest on other borrowed money                        318            282          1,232            708
              Interest on long-term debt                            3,020          5,082          6,040          7,514
                                                             -------------   ------------   ------------   ------------
                       Total interest expense                      39,440         49,742         78,972         93,867
                                                             -------------   ------------   ------------   ------------

              Net interest income                                 179,304        138,626        346,633        262,705
              Provision for loan losses                             6,900         10,250         13,800         17,150
                                                             -------------   ------------   ------------   ------------
              Net interest income after provision for
                   loan losses                                    172,404        128,376        332,833        245,555

Noninterest   Deposit charges and service fees                     38,765         31,629         73,607         60,592
income        Other operating income                               43,388         30,100         84,748         57,027
              Net investment securities gains                       1,217              -          1,081              -
                                                             -------------   ------------   ------------   ------------
                       Total noninterest income                    83,370         61,729        159,436        117,619
                                                             -------------   ------------   ------------   ------------

Noninterest   Salaries and benefits                                86,338         64,178        168,420        124,323
expense       Occupancy                                            22,695         13,083         43,183         25,181
              Furniture and equipment                              20,556         15,588         41,782         30,693
              Office                                                9,233          7,454         18,419         14,370
              Marketing                                             9,198          6,112         14,474         10,973
              Other                                                39,658         31,125         73,521         57,921
                                                             -------------   ------------   ------------   ------------
                       Total noninterest expenses                 187,678        137,540        359,799        263,461
                                                             -------------   ------------   ------------   ------------

              Income before income taxes                           68,096         52,565        132,470         99,713
              Provision for federal and state income taxes         22,779         17,763         44,263         33,161
                                                             -------------   ------------   ------------   ------------
              Net income                                         $ 45,317       $ 34,802       $ 88,207       $ 66,552
                                                             =============   ============   ============   ============


              Net  income per common and common
                equivalent share:
                       Basic                                     $   0.65       $   0.52       $   1.28       $   1.00
                       Diluted                                   $   0.63       $   0.49       $   1.23       $   0.94
              Average common and common equivalent
                shares outstanding:
                       Basic                                       69,193         66,552         68,758         66,275
                       Diluted                                     72,128         71,007         71,944         70,510
              Cash dividends, common stock                       $   0.16       $   0.15       $   0.33       $   0.30


                             See accompanying notes.


                                         COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (unaudited)

                  ------------------------------------------------------------------------------------------------------
                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                       ---------------------------------
                  (dollars in thousands)                                                   2003               2002
                  ------------------------------------------------------------------------------------------------------
Operating         Net income                                                              $  88,207         $    66,552
activities        Adjustments to reconcile net income to net cash
                     provided by operating activities:
                       Provision for loan losses                                              13,800             17,150
                       Provision for depreciation, amortization and accretion                 60,943             27,989
                       Gain on sales of securities available for sale                          1,081                  -
                       Proceeds from sales of loans held for sale                            802,737            777,526
                       Originations of loans held for sale                                  (757,102)          (739,023)
                       Net decrease in trading securities                                    117,028             63,957
                       Increase in other assets                                              (18,039)           (12,152)
                       Decrease in other liabilities                                         (13,724)            (3,358)
                  ------------------------------------------------------------------------------------------------------
                             Net cash provided by operating activities                       294,931            198,641

Investing         Proceeds from the sales of securities available for sale                 2,070,247            609,481
activities        Proceeds from the maturity of securities available for sale              2,493,675            760,908
                  Proceeds from the maturity of securities held to maturity                  279,923            242,799
                  Purchase of securities available for sale                               (7,207,889)        (3,078,553)
                  Purchase of securities held to maturity                                   (358,633)           (32,604)
                  Net increase in loans                                                     (653,496)          (690,378)
                  Proceeds from sales of loans                                                52,247             10,214
                  Capital expenditures                                                      (151,499)           (79,594)
                  ------------------------------------------------------------------------------------------------------
                             Net cash used by investing activities                        (3,475,425)        (2,257,727)

Financing         Net increase in demand and savings deposits                              2,848,174          1,509,026
activities        Net increase in time deposits                                              390,067            692,769
                  Net increase (decrease) in other borrowed money                            116,334           (146,063)
                  Redemption of long term debt                                                     -            (23,000)
`                 Proceeds from issuance of Trust Capital Securities                               -            200,000
                  Dividends paid                                                             (22,569)           (19,792)
                  Proceeds from issuance of common stock under
                     dividend reinvestment and other stock plans                              52,251             33,067
                  Other                                                                       (1,312)                 8
                  ------------------------------------------------------------------------------------------------------
                             Net cash provided by financing activities                     3,382,945          2,246,015

                  Increase in cash and cash equivalents                                      202,451            186,929
                  Cash and cash equivalents at beginning of year                             811,434            557,738
                  ------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of period                             $ 1,013,885        $   744,667
                  ======================================================================================================

                  Supplemental disclosures of cash flow information:
                        Cash paid during the period for:
                       Interest                                                            $  79,741        $    94,301
                       Income taxes                                                           36,462             29,200

                             See accompanying notes.




                                          COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                 Consolidated Statement of Changes in Stockholders' Equity
                                                        (unaudited)

Six months ended June 30, 2003
(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                  Capital in                           Accumulated
                                                                  Excess of                               Other
                                                         Common     Par or       Retained   Treasury  Comprehensive
                                                         Stock   Stated Value    Earnings    Stock        Income         Total
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2002                            $68,043     $538,795     $199,604   $(2,046)       $113,614     $918,010
Net income                                                                          88,207                                 88,207
  Other Comprehensive Income, net of tax
   Unrealized loss on securities                                                                              (5,786)      (5,786)
   Reclassification adjustment                                                                               (18,313)     (18,313)
                                                                                                                      ------------
  Other comprehensive income                                                                                             (24,099)
Total comprehensive income                                                                                                 64,108
Cash dividends paid                                                                (22,569)                               (22,569)
Shares issued under dividend reinvestment
   and compensation and benefit plans (1,834 shares)       1,834       50,417                                              52,251
Acquisition of insurance brokerage agencies (44 shares)       44        1,848                                               1,892
Other                                                                                   (3)   (3,199)                      (3,202)
------------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2003                                $69,921     $591,060     $265,239   $(5,245)        $89,515   $1,010,490
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

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 2002. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

B. Recent Announcements

On August 8, 2003, the Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission (SEC). Once declared effective by the SEC, the shelf registration statement will allow the Company to periodically offer and sell, individually or in any combination, common stock, preferred stock, debt securities, trust preferred securities, warrants to purchase other securities and units (which include a combination of any of the preceding securities) up to a total of $500 million, subject to market conditions and the Company's capital needs.

C. Bank Premises and Equipment

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

During the second quarter of 2003, the Company reclassed capital expenditures for bank premises and equipment in progress, previously reported in Other assets, to Bank premises and equipment, net. As of June 30, 2003 and December 31, 2002, Bank premises and equipment in progress was $98.1 million and $81.6 million, respectively.

D. Commitments

In the normal course of business, there are various commitments to extend credit outstanding, such as letters of credit, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

E. Comprehensive Income

Total comprehensive income, which for the Company included net income and unrealized gains and losses on the Company's available for sale securities, amounted to $41.6 million and $116.2 million, respectively, for the three months ended June 30, 2003 and 2002. For the six months ended June 30, 2003 and 2002, total comprehensive income was $64.1 million and $122.7 million, respectively.

F. New Accounting Standards

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150), which the Company adopted on July 1, 2003. This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Financial instruments that fall within the scope of FAS 150 are to be classified as liabilities, or an asset in some circumstances. This statement became effective upon issuance for financial instruments entered into or modified after May 31, 2003 and for all financial instruments previously entered into at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of FAS 150 to have a material impact on the Company's results of operations and financial position.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149), which the Company adopted on July 1, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. Management does not expect the adoption of FAS 149 to have a material impact on the Company's results of operations and financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which the Company adopted on July 1, 2003. This interpretation provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46's consolidation criteria are based on an analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. Management is in the process of reviewing the application of FIN 46 to all of its interests in operating entities that are not presently consolidated. Management does not expect the adoption of FIN 46 to have a material impact on the Company's consolidated financial statements.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123). This statement is effective for fiscal years ending after December 15, 2002 and did not have an impact on the financial condition or operating results of the Company.

The Company will continue to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations to account for its stock-based compensation plans. If the Company had accounted for stock options under the fair value provisions of FAS 123, net income and net income per share would have been as follows (in thousands, except per share amounts):


       ---------------------------------------------------------------------------------------------------
                                              Three Months Ended                  Six Months Ended
                                                   June 30                            June 30
       ---------------------------------------------------------------------------------------------------
                                            2003             2002              2003             2002
       ---------------------------------------------------------------------------------------------------

       Net income, as reported                $45,317          $34,802           $85,207          $66,552

       Pro forma net income                   $43,084          $32,695           $83,594          $62,338

       Pro forma net income per share:
       Basic                                   $ 0.62           $ 0.49            $ 1.22           $ 0.94
       Diluted                                 $ 0.60           $ 0.46            $ 1.16           $ 0.88

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

G. Segment Information

Selected segment information is as follows:

        -------------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                       Three Months Ended
                                                           June 30, 2003                             June 30, 2002
        -------------------------------------------------------------------------------------------------------------------------
                                               Community      Parent/                    Community     Parent/
                                                 Banks         Other         Total         Banks        Other         Total
        -------------------------------------------------------------------------------------------------------------------------
        Net interest income                  $   180,729   $    (1,425)  $   179,304   $   142,291  $    (3,665)  $   138,626
        Provision for loan losses                  6,900                       6,900        10,250                     10,250
                                             ------------------------------------------------------------------------------------

        Net interest income after provision      173,829        (1,425)      172,404       132,041       (3,665)      128,376
        Noninterest income                        56,009        27,361        83,370        39,893       21,836        61,729
        Noninterest expense                      166,136        21,542       187,678       118,295       19,245       137,540
                                             ------------------------------------------------------------------------------------
        Income before income taxes                63,702         4,394        68,096        53,639       (1,074)       52,565
        Income tax expense                        21,317         1,462        22,779        19,034       (1,271)       17,763
                                             ------------------------------------------------------------------------------------
        Net income                           $    42,385   $     2,932   $    45,317   $    34,605  $       197   $    34,802
                                             ====================================================================================

        Average assets (in millions)         $    16,715   $     1,784   $    18,499   $    11,505  $     1,661   $    13,166
                                             ====================================================================================

        -------------------------------------------------------------------------------------------------------------------------
                                                          Six Months Ended                         Six Months Ended
                                                           June 30, 2003                             June 30, 2002
        -------------------------------------------------------------------------------------------------------------------------
                                               Community      Parent/                    Community     Parent/
                                                 Banks         Other         Total         Banks        Other         Total
        -------------------------------------------------------------------------------------------------------------------------
        Net interest income                  $   348,958   $    (2,325)  $   346,633   $   267,761  $    (5,056)  $   262,705
        Provision for loan losses                 13,800                      13,800        17,150                     17,150
                                             ------------------------------------------------------------------------------------

        Net interest income after provision      335,158        (2,325)      332,833       250,611       (5,056)      245,555
        Noninterest income                       106,004        53,432       159,436        75,941       41,678       117,619
        Noninterest expense                      315,586        44,213       359,799       226,147       37,314       263,461
                                             ------------------------------------------------------------------------------------
        Income before income taxes               125,576         6,894       132,470       100,405         (692)       99,713
        Income tax expense                        42,292         1,971        44,263        34,290       (1,129)       33,161
                                             ------------------------------------------------------------------------------------
        Net income                           $    83,284   $     4,923   $    88,207   $    66,115  $       437   $    66,552
                                             ====================================================================================

        Average assets (in millions)         $    15,858   $     1,812   $    17,670   $    11,002  $     1,431   $    12,433
                                             ====================================================================================



H. Trust Capital Securities

On March 11, 2002 the Company issued $200 million of 5.95% Convertible Trust Capital Securities through Commerce Capital Trust II, a newly formed Delaware business trust subsidiary of the Company. The Convertible Trust Capital Securities mature in 2032. Holders of the Convertible Trust Capital Securities may convert each security into 0.9478 shares of Company common stock, subject to adjustment, if (1) the closing sale price of Company common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of any calendar quarter beginning with the quarter ending June 30, 2002 is more than 110% of the Convertible Trust Capital Securities conversion price ($52.75 at June 30, 2003) then in effect on the last day of such calendar quarter, (2) the assigned credit rating by Moody's of the Convertible Trust Capital Securities is at or below Bal, (3) the Convertible Trust Capital Securities are called for redemption, or (4) specified corporate transactions have occurred. All $200.0 million of the Convertible Trust Capital Securities qualify as Tier 1 capital for regulatory capital purposes. As of June 30, 2003 the Convertible Trust Capital Securities were not convertible. The net proceeds of this offering were used for general corporate purposes, including the redemption of the Company's $57.5 million of 8.75% Trust Capital Securities on July 1, 2002 and the repayment of the Company's $23.0 million of 8 3/8% subordinated notes on May 20, 2002.

I.   Earnings Per Share

The calculation of earnings per share follows (in thousands, except for per share amounts):

----------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                  Six Months Ended
                                                               June 30                            June 30
----------------------------------------------------------------------------------------------------------------------
                                                       2003              2002             2003              2002
----------------------------------------------------------------------------------------------------------------------

Basic:
Net income                                               $45,317           $34,802          $88,207           $66,552
                                                   ==============    ==============   ==============    ==============
Average common shares outstanding                         69,193            66,552           68,758            66,275
                                                   ==============    ==============   ==============    ==============
Net income per share of common stock                     $  0.65           $  0.52          $  1.28           $  1.00
                                                   ==============    ==============   ==============    ==============

Diluted:
Net income                                               $45,317           $34,802          $88,207           $66,552
                                                   ==============    ==============   ==============    ==============

Average common shares outstanding                         69,193            66,552           68,758            66,275
Additional shares considered in diluted
   computation assuming:
     Exercise of stock options                             2,935             4,455            3,186             4,235
                                                   --------------    --------------   --------------    --------------
Average common shares outstanding
   on a diluted basis                                     72,128            71,007           71,944            70,510
                                                   ==============    ==============   ==============    ==============
Net income per common share - diluted                    $  0.63           $  0.49          $  1.23           $  0.94
                                                   ==============    ==============   ==============    ==============


Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
of Operation
------------

Capital Resources
-----------------

At June 30, 2003, stockholders' equity totaled $1,010.5 million or 5.09% of total assets, compared to $918.0 million or 5.60% of total assets at December 31, 2002.

The Company and its subsidiaries are subject to risk-based capital standards issued by bank regulatory authorities. Under these standards, Tier 1 capital includes stockholders' equity, as adjusted for certain items. The Company makes two significant adjustments in calculating regulatory capital. The first adjustment is to exclude from capital the unrealized appreciation or depreciation in its available for sale securities portfolio. The second adjustment is to add to capital the Convertible Trust Capital Securities. Total capital is comprised of all the components of Tier 1 capital plus the reserve for possible loan losses.

The table below presents the Company's and Commerce NJ's risk-based and leverage ratios at June 30, 2003 and 2002:


                                                                               Per Regulatory Guidelines
                                                                   --------------------------------------------------
                                                Actual                     Minimum              "Well Capitalized"
                                          Amount       Ratio         Amount      Ratio          Amount      Ratio
---------------------------------------------------------------------------------------------------------------------
June 30, 2003
Company
     Risk based capital ratios:
       Tier 1                             $1,110,820      11.13%      $399,313        4.00%      $598,970       6.00%
       Total capital                       1,210,138      12.12        798,627        8.00        998,283      10.00
     Leverage ratio                        1,110,820       6.04        735,335        4.00        919,169       5.00

Commerce NJ
     Risk based capital ratios:
       Tier 1                               $638,338      10.00%      $255,361        4.00%      $383,042       6.00%
       Total capital                         704,660      11.04        510,722        8.00        638,403      10.00
     Leverage ratio                          638,338       5.50        464,104        4.00        580,130       5.00

June 30, 2002
Company
     Risk based capital ratios:
       Tier 1                             $  931,146      12.54%      $296,929        4.00%      $445,393       6.00%
       Total capital                       1,035,198      13.95        593,858        8.00        742,322      10.00
     Leverage ratio                          931,146       7.10        524,807        4.00        656,009       5.00

Commerce NJ
      Risk based capital ratios:
       Tier 1                             $  463,215      10.39%      $178,329        4.00%      $267,494       6.00%
       Total capital                         515,483      11.56        356,658        8.00        445,823      10.00
     Leverage ratio                          463,215       6.25        296,235        4.00        370,294       5.00

At June 30, 2003, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes that as of June 30, 2003, the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

Deposits
--------

Total deposits at June 30, 2003 were $17.8 billion, up $5.4 billion, or 44% over total deposits of $12.4 billion at June 30, 2002, and up by $3.3 billion, or 23% from year-end 2002. Deposit growth during the first six months of 2003 included core deposit growth in all categories as well as growth from the public sector. The Company experienced "same-store core deposit growth" of 29% at June 30, 2003 as compared to the same period in 2002 for those branches open for more than two years.

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

The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate plus 200 and a minus 100 basis point change during the next year, with rates remaining constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 15% of net income in the flat rate scenario in the first year and within 30% over the two year time frame. At June 30, 2003, the Company's income simulation model indicates net income would decrease by 9.47% and by 15.03% in the first year and over a two year time frame, respectively, if rates decreased as described above. At June 30, 2002, the Company's income simulation model was run assuming a 200 basis point decrease and indicated net income would decrease by 0.35% and by 9.62% in the first year and over a two year time frame, respectively. At June 30, 2003, the model projects that net income would increase by 1.34% and by 11.09% in the first year and over a two year time frame, respectively, if rates increased as described above, as compared to a decrease by 0.18% and increase 5.71%, respectively, at June 30, 2002. All of these net income projections are within an acceptable level of interest rate risk pursuant to the policy established by ALCO.

In the event the Company's interest rate risk models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings.

Since June 30, 2003, longer-term interest rates have risen sharply, resulting in a steeper yield curve. If interest rates remain at current levels for the next 12 months, the Company's models project that the net interest margin will increase, resulting in increased net income. In addition, the Company's market value of equity (MVE) would increase as more fully described below.

Management also monitors interest rate risk by utilizing a market value of equity at risk model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate plus 200 or minus 100 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate plus 200 or minus 100 basis point change would result in the loss of 45% or more of the excess of market value over book value in the current rate scenario. At June 30, 2003, the market value of equity model indicates an acceptable level of interest rate risk.

The MVE reflects certain estimates and assumptions regarding the impact on the market value of the Company's assets and liabilities given an immediate plus 200 or minus 100 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company's core deposits, or the core deposit premium. Utilizing an independent consultant, the Company has completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums as permitted by the Company's regulatory authorities. The studies have consistently confirmed management's assertion that the Company's core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than the Company's loans and investment securities. Thus, these core deposit balances provide an internal hedge to market value fluctuations in the Company's fixed rate assets. The following table depicts the average lives of the Company's loans, investments and deposits at June 30, 2003:

                  ---------------------------------------------------
                                                   Average Life
                                                    (in years)
                  ---------------------------------------------------

                  Loans                                3.5

                  Investments                          3.8

                  Deposits                             14.3

The MVE analyzes both sides of the balance sheet and, as indicated below, demonstrates the inherent value of the Company's core deposits in a rising rate environment. As rates rise, the value of the Company's core deposits increases more than the decrease in value of the Company's fixed rate assets. The following table summarizes the market value of equity at June 30, 2003 (in millions, except for per share amounts):

          -----------------------------------------------------------------
                                     Market Value
                                      Of Equity            Per Share
          -----------------------------------------------------------------

          Plus 200 basis point          $4,183               $60.07

          Current Rate                  $3,804               $54.63

          Minus 100 basis point         $2,885               $41.43

Liquidity involves the Company's ability to raise funds to support asset growth or decrease assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company's liquidity needs are primarily met by growth in core deposits, its cash and federal funds sold position, cash flow from its amortizing investment and loan portfolios, as well as the use of short-term borrowings, as required. If necessary, the Company has the ability to raise liquidity through collateralized borrowings, FHLB advances, or the sale of its available for sale investment portfolio. As of June 30, 2003 the Company had in excess of $8.7 billion in immediately available liquidity which includes securities that could be sold or used for collateralized borrowings, cash on hand, and borrowing capacities under existing lines of credit. During the first six months of 2003, deposit growth was used to fund growth in the loan portfolio and purchase additional investment securities.

Short-Term Borrowings
---------------------

Short-term borrowings, or other borrowed money, consist primarily of securities sold under agreements to repurchase and overnight lines of credit, and are used to meet short term funding needs. At June 30, 2003, short-term borrowings aggregated $508.0 million and had an average rate of 0.70%, as compared to $391.6 million at an average rate of 1.55% at December 31, 2002.

Interest Earning Assets
-----------------------

For the six month period ended June 30, 2003, interest earning assets increased $3.0 billion from $14.8 billion to $17.8 billion. This increase was primarily in investment securities and the loan portfolio as described below.

Loans
-----

During the first six months of 2003, loans increased $556.0 million from $5.8 billion to $6.4 billion. At June 30, 2003, loans represented 36% of total deposits and 32% of total assets. All segments of the loan portfolio experienced growth in the first six months of 2003, including loans secured by commercial real estate properties, commercial loans, and consumer loans.

The following table summarizes the loan portfolio of the Company by type of loan as of the dates shown.


                                                        June 30,         December 31,
                                                    ---------------------------------------
                                                          2003                2002
                                                    ---------------------------------------
(dollars in thousands)
Commercial real estate:
   Owner-occupied                                       $  1,486,464          $  1,345,306
   Investor developer                                        981,657               885,276
   Construction                                              113,931               102,080
                                                    ---------------------------------------
                                                           2,582,052             2,332,662
Commercial:
   Term                                                      897,252               842,869
   Line of credit                                            787,084               683,640
   Demand                                                      1,512                   317
                                                    ---------------------------------------
                                                           1,685,848             1,526,826
Consumer:
   Mortgages (1-4 family residential)                        676,350               626,652
   Installment                                               135,750               140,493
   Home equity                                             1,239,553             1,139,589
   Credit lines                                               59,070                56,367
                                                    ---------------------------------------
                                                           2,110,723             1,963,101
                                                    ---------------------------------------
     Total loans                                          $6,378,623            $5,822,589
                                                    =======================================




Investments
-----------

For the first six months of 2003, total securities increased $2.4 billion from $8.9 billion to $11.3 billion. The available for sale portfolio increased $2.5 billion to $10.3 billion at June 30, 2003 from $7.8 billion at December 31, 2002, and the securities held to maturity portfolio increased $78.8 million to $841.8 million at June 30, 2003 from $763.0 million at year-end 2002. The portfolio of trading securities decreased $117.0 million from year-end 2002 to $209.5 million at June 30, 2003. At June 30, 2003, the average life of the investment portfolio was approximately 3.8 years, and the duration was approximately 3.1 years. At June 30, 2003, total securities represented 57% of total assets.

During the second quarter of 2003, the Company continued its ongoing review and repositioning of the portfolio to adjust for current and anticipated interest rate and yield curve levels. This repositioning of the portfolio involved sales of approximately $1.4 billion for the second quarter which reduced future prepayment risk, provided enhanced yields on new purchases and had minimal effect on the duration of the portfolio.

The following table summarizes the book value of securities available for sale and securities held to maturity by the Company as of the dates shown.


                                                               June 30,      December 31,
                                                           ---------------------------------
                                                                2003             2002
                                                           ---------------------------------
                                                                (dollars in thousands)
U.S. Government agency and mortgage backed obligations         $10,119,546       $7,659,737
Obligations of state and political subdivisions                     30,438           23,185
Equity securities                                                   14,276           24,054
Other                                                               95,551           99,803
                                                           ---------------------------------
     Securities available for sale                             $10,259,811       $7,806,779
                                                           =================================

U.S. Government agency and mortgage backed obligations            $595,518         $624,688
Obligations of state and political subdivisions                    181,511           91,204
Other                                                               64,723           47,134
                                                           ---------------------------------
     Securities held to maturity                                  $841,752         $763,026
                                                           =================================

Net Income
----------

Net income for the second quarter of 2003 was $45.3 million, an increase of $10.5 million or 30% over the $34.8 million recorded for the second quarter of 2002. Net income for the first six months of 2003 totaled $88.2 million, an increase of $21.7 million or 32% from $66.5 million in the first six months of 2002. On a per share basis, diluted net income for the second quarter and first six months of 2003 was $0.63 and $1.23 per common share compared to $0.49 and $0.94 per common share for the same periods in 2002.

Return on average assets (ROA) and return on average equity (ROE) for the second quarter of 2003 were 0.98% and 17.91%, respectively, compared to 1.06% and 18.99%, respectively, for the same 2002 period. ROA and ROE for the first six months of 2003 were 1.00% and 17.92%, respectively, compared to 1.07% and 18.99%, respectively, for the same 2002 period.

Net Interest Income
-------------------

Net interest income totaled $179.3 million for the second quarter of 2003, an increase of $40.7 million or 29% from $138.6 million in the second quarter of 2002. Net interest income for the first six months of 2003 was $346.6 million, up $83.9 million or 32% from $262.7 million for the first six months of 2002. The improvement in net interest income was due primarily to the Company's continued ability to grow deposits and its loan and investment portfolios.

The following table sets forth balance sheet items on a daily average basis for the three months ended June 30, 2003, March 31, 2003 and June 30, 2002 and presents the daily average interest earned on assets and paid on liabilities for such periods.




                                             Average Balances and Net Interest Income

                            --------------------------------------------------------------------------------------------------------
                                         June 2003                          March 2003                         June 2002
                            ------------------------------------ ---------------------------------- --------------------------------
                              Average                  Average      Average               Average      Average             Average
(dollars in thousands)        Balance       Interest    Rate        Balance     Interest    Rate       Balance   Interest    Rate
                            ------------------------------------ ---------------------------------- --------------------------------
Earning Assets
-----------------------------
Investment securities
   Taxable                   $10,026,080     $119,147      4.77%  $  8,681,675   $109,916     5.13%    $6,484,728  $97,970     6.06%
   Tax-exempt                    192,892        3,689      7.67        140,307      2,545     7.36        128,237    2,043     6.39
   Trading                       158,297        2,389      6.05        270,299      3,215     4.82        225,231    3,069     5.47
                            -------------  ------------ --------- -------------- ---------- --------- ------------ --------- -------
Total investment securities   10,377,269      125,225      4.84      9,092,281    115,676     5.16      6,838,196  103,082     6.05
Federal funds sold                32,095           97      1.21         27,154         80     1.19         27,592      116     1.69
Loans
   Commercial mortgages        2,319,945       37,156      6.42      2,177,008     35,125     6.54      1,928,153   33,683     7.01
   Commercial                  1,552,400       21,587      5.58      1,496,039     20,943     5.68      1,194,310   17,952     6.03
   Consumer                    2,109,143       33,336      6.34      2,075,256     33,719     6.59      1,787,395   32,026     7.19
   Tax-exempt                    264,737        5,338      8.09        258,614      5,129     8.04        241,226    5,073     8.43
                            -------------  ------------ --------- -------------- ---------- --------- ------------ --------- -------
Total loans                    6,246,225       97,417      6.26      6,006,917     94,916     6.41      5,151,084   88,734     6.91
                            -------------  ------------ --------- -------------- ---------- --------- ------------ --------- -------
Total earning assets         $16,655,589     $222,739      5.36%   $15,126,352   $210,672     5.65%   $12,016,872 $191,932     6.41%
                            =============                        ==============                     =============
Sources of Funds
-----------------------------
Interest-bearing
liabilities
   Regular savings            $3,477,229       $6,755      0.78%  $  3,021,219     $6,355     0.85%    $2,304,839   $8,133     1.42%
   N.O.W. accounts               437,455          734      0.67        403,415        813     0.82        331,878    1,152     1.39
   Money market plus           5,989,878       11,226      0.75      5,472,788     11,584     0.86      3,858,362   13,555     1.41
   Time deposits               2,313,690       14,093      2.44      2,148,534     13,731     2.59      1,840,499   15,992     3.49
   Public funds                  878,005        3,294      1.50        793,437      3,115     1.59        984,503    5,546     2.26
                            -------------  ------------ --------- -------------- ---------- --------- ------------ --------- -------
     Total deposits           13,096,257       36,102      1.11     11,839,393     35,598     1.22      9,320,081   44,378     1.91

   Other borrowed money          278,780          318      0.46        272,304        914     1.36         70,078      282     1.61
   Long-term debt                200,000        3,020      6.06        200,000      3,020     6.12        269,885    5,082     7.55
                            -------------  ------------ --------- -------------- ---------- --------- ------------ --------- -------
Total deposits and
interest-bearing
   liabilities                13,575,037       39,440      1.17     12,311,697     39,532     1.30      9,660,044   49,742     2.07
Noninterest-bearing
 funds (net)                   3,080,552                             2,814,655                          2,356,828
                            -------------  ------------ --------- -------------- ---------- --------- ------------ --------- -------
Total sources to
 fund earning                $16,655,589       39,440      0.95   $ 15,126,352     39,532     1.06    $12,016,872   49,742     1.66
                            =============  ------------ --------- ============== ---------- --------- ============ --------- -------

Net interest income and
   margin tax-equivalent
   basis                                     $183,299      4.41%                 $171,140     4.59%               $142,190     4.75%
                                          ============= ==========             ==========   =========            ============ ======
Other Balances
-----------------------------
Cash and due from banks         $945,600                            $  865,209                           $547,088
Other assets                     994,784                               933,321                            677,551
Total assets                  18,498,841                            16,831,542                         13,166,040
Total deposits                16,734,886                            15,033,367                         11,885,164
Demand deposits (noninterest-
   bearing)                    3,638,629                             3,193,974                          2,565,083
Other liabilities                273,183                               369,691                            207,939
Stockholders' equity           1,011,992                               956,180                            732,974

Notes - Weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis assuming a federal tax rate of 35%.
      - Non-accrual  loans have been  included in the average  loan  balance.
      - Investment securities includes investments available for sale.
      - Consumer loans include mortgage loans held for sale.


Noninterest Income
------------------

Noninterest income totaled $83.4 million for the second quarter of 2003, an increase of $21.7 million or 35% from $61.7 million in the second quarter of 2002. Noninterest income for the first six months of 2003 increased to $159.4 million from $117.6 million in the first six months of 2002, a 36% increase.

Increased deposit charges and service fees of $7.1 million and $13.0 million during the three and six months ended June 30, 2003, respectively, resulted primarily from higher transaction volumes. In addition, other operating income increased $13.3 million during the second quarter of 2003 and $27.7 million during the first six months of 2003 as compared to the same periods in 2002. Included in these increases are increased revenues from CCMI, the Company's municipal public finance subsidiary, of $1.6 million and $5.2 million during the three and six months ended June 30, 2003, respectively, and from CIS, the Company's insurance brokerage subsidiary, of $2.9 million and $5.6 million during the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002.

The growth in non-interest income for the second quarter and the first six months of 2003 is more fully depicted below:


                                                    Three Months Ended                      Six Months Ended
                                            ------------------------------------  --------------------------------------
                                             6/30/03     6/30/02    % Increase     6/30/03      6/30/02     % Increase
                                            ------------------------------------  --------------------------------------
                                                 (Dollars in thousands)                 (Dollars in thousands)
Deposit charges & service fees                $38,765     $31,629          23%       $73,607      $60,592          21%
Other operating income:
   Insurance                                   17,190      14,241          21         33,245       27,629          20
   Capital Markets                              9,695       8,082          20         19,698       14,528          36
   Loan Brokerage Fees                          7,545       4,118          83         15,468        8,143          90
   Other                                        8,958       3,659         145         16,337        6,727         143
                                            ----------  ----------   ---------    -----------  -----------  ----------
     Total other                               43,388      30,100          44         84,748       57,027          49
                                            ----------  ----------   ---------    -----------  -----------  ----------
Net investment security gains                   1,217           -           -          1,081            -           -
                                            ----------  ----------   ---------    -----------  -----------  ----------
Total non-interest income                     $83,370     $61,729          35%      $159,436     $117,619          36%
                                            ==========  ==========   =========    ===========  ===========  ==========

Noninterest Expense
-------------------

For the second quarter of 2003, noninterest expense totaled $187.7 million, an increase of $50.1 million or 36% over the second quarter in 2002. For the first six months of 2003, noninterest expense totaled $359.8 million, an increase of $96.3 million or 37% over $263.5 million for the first six months of 2002. Contributing to these increases was new branch activity over the past twelve months, with the number of branches increasing from 196 at June 30, 2002 to 243 at June 30, 2003. With the addition of these new offices, staff, facilities, and related expenses rose accordingly. The increases reflect the rapid growth during each respective period and also reflect substantial infrastructure investments made by the Company to support future growth.

For the second quarter of 2003, other noninterest expenses rose $8.5 million over the second quarter of 2002. For the first six months of 2003, other noninterest expense rose $15.6 million over the first six months of 2002. These increases resulted primarily from higher bank card-related service charges, increased business development expenses, and increased provisions for non-credit-related losses.

The Company's operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 71.3 % for the first six months of 2003 as compared to 69.11% for the same 2002 period. The Company's efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

Loan and Asset Quality
----------------------

Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at June 30, 2003 were $24.1 million, or 0.12% of total assets compared to $17.8 million or 0.11% of total assets at December 31, 2002 and $17.6 million or 0.13% of total assets at June 30, 2002.

Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at June 30, 2003 were $22.5 million or 0.35% of total loans compared to $14.2 million or 0.24% of total loans at December 31, 2002 and $15.1 million or 0.29% of total loans at June 30, 2002. At June 30, 2003, loans past due 90 days or more and still accruing interest amounted to $434 thousand compared to $620 thousand at December 31, 2002 and $834 thousand at June 30, 2002. Additional loans considered as potential problem loans by the Company's internal loan review department ($32.0 million at June 30, 2003) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

Other real estate (ORE) at June 30, 2003 totaled $1.5 million compared to $3.6 million at December 31, 2002 and $2.5 million at June 30, 2002. These properties have been written down to the lower of cost or fair value less disposition costs.

The following summary presents information regarding non-performing loans and assets as of June 30, 2003 and the preceding four quarters (dollar amounts in thousands).


                                           ---------------------------------------------------------------------------
                                               June 30,      March 31,    December 31,   September 30,    June 30,
                                                 2003           2003          2002           2002           2002
                                           ---------------------------------------------------------------------------
Non-accrual loans:
   Commercial                                     $7,049          $4,874        $5,412         $7,213         $7,581
   Consumer                                        9,517           9,860         6,326          5,512          4,944
   Real estate:
     Construction                                      -               -           131            131            181
     Mortgage                                      5,970           4,249         2,299          2,389          2,391
                                           ---------------------------------------------------------------------------
         Total non-accrual loans                  22,536          18,983        14,168         15,245         15,097
                                           ---------------------------------------------------------------------------

Restructured loans:
   Commercial                                          3               4             5              6              6
   Consumer
   Real estate:
     Construction
     Mortgage
                                           ---------------------------------------------------------------------------
         Total restructured loans                      3               4             5              6              6
                                           ---------------------------------------------------------------------------

Total non-performing loans                        22,539          18,987        14,173         15,251         15,103
                                           ---------------------------------------------------------------------------

Other real estate                                  1,540           3,553         3,589          2,367          2,471
                                           ---------------------------------------------------------------------------

Total non-performing assets                       24,079          22,540        17,762         17,618         17,574
                                           ---------------------------------------------------------------------------

Loans past due 90 days or more
   and still accruing                                434             376           620            900            834
                                           ---------------------------------------------------------------------------

Total non-performing assets and
   loans past due 90 days or more                $24,513         $22,916       $18,382        $18,518        $18,408
                                           ===========================================================================

Total non-performing loans as a
   percentage of total period-end loans            0.35%           0.32%         0.24%          0.28%          0.29%

Total non-performing assets as a
   percentage of total period-end assets           0.12%           0.13%         0.11%          0.11%          0.13%

Total non-performing assets and loans
   past due 90 days or more as a
   percentage of total period-end assets           0.12%           0.13%         0.11%          0.12%          0.13%







                                               June 30,      March 31,    December 31,   September 30,    June 30,
                                                 2003           2003          2002           2002           2002
                                           ---------------------------------------------------------------------------

Allowance for loan losses as a percentage
   of total non-performing loans                    441%            499%          640%           560%           530%

Allowance for loan losses as a percentage
   of total period-end loans                       1.56%           1.58%         1.56%          1.54%          1.52%

Total non-performing assets and loans
   past due 90 days or more as a
   percentage of stockholders' equity and
   allowance for loan losses                          2%              2%            2%             2%             2%


The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data: (dollar amounts in thousands)


                                                                                                           Year
                                              Three Months Ended              Six Months Ended             Ended
                                           06/30/03        06/30/02       06/30/03       06/30/02        12/31/02
                                          ------------    -----------    ------------   ------------    ------------
Balance at beginning of period                $94,731        $72,253         $90,733        $66,981         $66,981
Provisions charged to operating expenses        6,900         10,250          13,800         17,150          33,150
                                          ------------    -----------    ------------   ------------    ------------
                                              101,631         82,503         104,533         84,131         100,131

Recoveries on loans charged-off:
Commercial                                        141            215             345            405             815
Consumer                                          146            105             277            220             339
Real estate                                         -              -               -              1             176
                                          ------------    -----------    ------------   ------------    ------------
Total recoveries                                  287            320             622            626           1,330

Loans charged-off:
Commercial                                     (1,197)        (1,874)         (3,065)        (3,061)         (7,181)
Consumer                                       (1,390)          (841)         (2,755)        (1,565)         (3,514)
Real estate                                       (13)           (10)            (17)           (33)            (33)
                                          ------------    -----------    ------------   ------------    ------------
Total charge-offs                              (2,600)        (2,725)         (5,837)        (4,659)        (10,728)
                                          ------------    -----------    ------------   ------------    ------------
Net charge-offs                                (2,313)        (2,405)         (5,215)        (4,033)         (9,398)
                                          ------------    -----------    ------------   ------------    ------------

Balance at end of period                      $99,318        $80,098         $99,318        $80,098         $90,733
                                          ============    ===========    ============   ============    ============


Net charge-offs as a percentage of
   average loans outstanding                     0.15%          0.19%           0.17%          0.16%           0.18%

Net reserve additions                          $4,587         $7,845          $8,585        $13,117         $23,752




Recent Announcements
--------------------

On August 8, 2003, the Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission (SEC). Once declared effective by the SEC, the shelf registration statement will allow the Company to periodically offer and sell, individually or in any combination, common stock, preferred stock, debt securities, trust preferred securities, warrants to purchase other securities and units (which include a combination of any of the preceding securities) up to a total of $500 million, subject to market conditions and the Company's capital needs.

To support its growth, which has exceeded 40% per year for the last two years, the Company expects to complete an initial offering under the shelf registration during 2003, which could include up to $250 million in equity. If the Company had completed such an equity offering at June 30, 2003, its pro-forma regulatory capital ratios would be as follows:

                      ----------------------------------------------------------
                                          June 30,              "Well
                                            2003             Capitalized"
                      ----------------------------------------------------------

                      Leverage              7.40 %              5.00%

                      Tier 1                13.56 %             6.00%

                      Total Capital         14.55 %            10.00%

In addition, management projects that the Company's book value would increase by approximately $2.00 per share.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation, Interest Rate Sensitivity and Liquidity.

Item 4.  Controls and Procedures
         -----------------------

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. As of the end of the period covered by this quarterly report, the Company has evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or its "internal controls and procedures for financial reporting" ("Internal Controls" ) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Registrant's Shareholders was held on May 20, 2003. Proxies representing 61,477,881 shares were received (total shares outstanding as of the record date were 68,797,955). The only items of business acted upon at the Annual Meeting were (i) the election of 12 directors for one year terms; and
(ii) approval of the amendment of Commerce Bancorp, Inc.'s 1998 Stock Option Plan for Non-Employee Directors to increase the number of shares that may be issued under such plan by 500,000 shares. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes was as follows:

(i) Election of directors:

Name of                                                     (Withhold Authority)
Nominee                                 For                       Against
-------                                 ---                       -------

Vernon W. Hill, II                    59,135,267                   2,342,614
Robert C. Beck                        59,136,642                   2,341,239
Donald T. DiFrancesco                 59,032,096                   2,445,785
Jack R Bershad                        51,084,929                  10,392,952
Morton N. Kerr                        58,311,655                   3,166,226
Steven M. Lewis                       59,210,052                   2,267,829
George E. Norcross, III               58,986,721                   2,491,160
Daniel J. Ragone                      58,188,561                   3,289,320
William A. Schwartz Jr.               59,209,794                   2,268,087
Joseph T. Tarquini Jr.                59,040,761                   2,437,120
Joseph M. Buckelew                    59,199,780                   2,278,101
Frank C. Videon Sr.                   59,153,381                   2,324,500

(ii) Approval of the amendment of Commerce Bancorp, Inc.'s 1998 Stock Option Plan for Non-Employee Directors to increase the number of shares that may be issued under such plan by 500,000 shares:

                                                                      Broker
                  For               Against         Abstain          Non-Vote
                  ---               -------         -------          --------

                43,975,139       17,165,927        462,591           7,194,298


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

Exhibits
--------

Exhibit 31      -   302 Certification

Exhibit 32      -   906 Certification

Reports on Form 8-K
-------------------

On April 11, 2003, we filed a Current Report on Form 8-K which included as exhibits a press release, issued by us on April 10, 2003, announcing our results for the second quarter of 2003 and certain supplemental information.

On April 29, 2003, we filed a Current Report on Form 8-K which included as exhibits a press release, issued by us on April 24, 2003, announcing an Investor Conference to be held on Tuesday, April 29, 2003 and the slide package presented at the Investor Conference.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                COMMERCE BANCORP, INC.
                                  ----------------------------------------------
                                                    (Registrant)










      August 8, 2003                          /s/ DOUGLAS J. PAULS
-------------------------------   ----------------------------------------------
         (Date)                                 DOUGLAS J. PAULS
                                           SENIOR VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)