Form 10-Q
period 2003-09-30
COMMERCE BANCORP INC /NJ/
filed 2003-11-13
CIK 715096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003
                                                ------------------

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from _______ to _______

                            Commission File #0-12069
                                            --------

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
                        Yes X                        No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.

     Common Stock                                        75,834,723
--------------------------------------------------------------------------------
   (Title of Class)                               (No. of Shares Outstanding
                                                     as of November 3, 2003)



                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                       Page
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets (unaudited)
              September 30, 2003 and December 31, 2002...................................................1

              Consolidated Statements of Income (unaudited) Three months ended
              September 30, 2003 and September 30, 2002 and
              nine months ended September 30, 2003 and September 30, 2002................................2

              Consolidated Statements of Cash Flows (unaudited)
              Nine months ended September 30, 2003 and September 30, 2002................................3

              Consolidated Statement of Changes in Stockholders' Equity (unaudited)
              Nine months ended September 30, 2003.......................................................4

              Notes to Consolidated Financial Statements (unaudited).....................................5

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation........................................................10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk................................20

Item 4.       Control and Procedures....................................................................21

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K..........................................................21




                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                  ---------------------------------------------------------------------------------------------------
                                                                                  September 30,       December 31,
                                                                                 ------------------------------------
                  (in thousands)                                                      2003                2002
                  ---------------------------------------------------------------------------------------------------
Assets            Cash and due from banks                                            $   775,696       $   811,434
                  Federal funds sold                                                           -                 -
                                                                                 ----------------   ---------------
                       Cash and cash equivalents                                         775,696           811,434
                  Loans held for sale                                                     94,596            96,920
                  Trading securities                                                     220,433           326,479
                  Securities available for sale                                       10,416,934         7,806,779
                  Securities held to maturity                                          2,102,235           763,026
                       (market value 09/03-$2,090,082; 12/02-$791,889)
                  Loans                                                                6,824,068         5,822,589
                       Less allowance for loan losses                                    103,592            90,733
                                                                                 ----------------   ---------------
                                                                                       6,720,476         5,731,856
                  Bank premises and equipment, net                                       754,253           580,818
                  Other assets                                                           274,546           286,669
                                                                                 ----------------   ---------------

                  Total assets                                                       $21,359,169       $16,403,981
                                                                                 ================   ===============


Liabilities       Deposits:
                       Demand:
                           Interest-bearing                                          $ 7,622,949       $ 5,635,351
                           Noninterest-bearing                                         4,323,354         3,243,091
                       Savings                                                         4,175,377         2,861,677
                       Time                                                            3,433,417         2,808,722
                                                                                 ----------------   ---------------
                           Total deposits                                             19,555,097        14,548,841

                  Other borrowed money                                                   155,849           391,641
                  Other liabilities                                                      213,661           345,489
                  Convertible Trust Capital Securities - Commerce Capital
                       Trust II                                                          200,000           200,000
                                                                                 ----------------   ---------------
                  Total liabilities                                                   20,124,607        15,485,971

Stockholders'     Common stock, 75,805,917 shares
Equity                 issued (68,043,171 shares at December 31, 2002)                    75,806            68,043
                  Capital in excess of par or stated value                               824,255           538,795
                  Retained earnings                                                      303,221           199,604
                  Accumulated other comprehensive income                                  36,523           113,614
                                                                                 ----------------   ---------------
                                                                                       1,239,805           920,056

                  Less treasury stock, at cost, 286,218 shares
                       (209,794 shares at December 31, 2002)                               5,243             2,046
                                                                                 ----------------   ---------------
                           Total stockholders' equity                                  1,234,562           918,010
                                                                                 ----------------   ---------------

                  Total liabilities and stockholders' equity                         $21,359,169       $16,403,981
                                                                                 ================   ===============


                             See accompanying notes.





                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
              ---------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                 September 30,
                                                             ----------------------------------------------------------
              (in thousands, except per share amounts)           2003           2002           2003           2002
              ---------------------------------------------------------------------------------------------------------
Interest      Interest and fees on loans                          $98,889        $91,843       $287,558       $260,625
income        Interest on investments                             134,984        104,528        371,743        292,038
              Other interest                                           28            404            205            684
                                                             -------------   ------------   ------------   ------------
                       Total interest income                      233,901        196,775        659,506        553,347
                                                             -------------   ------------   ------------   ------------

Interest      Interest on deposits:
expense            Demand                                          12,090         14,504         36,448         42,119
                   Savings                                          6,890          7,912         19,999         23,123
                   Time                                            16,682         20,374         50,915         63,193
                                                             -------------   ------------   ------------   ------------
                       Total interest on deposits                  35,662         42,790        107,362        128,435
              Interest on other borrowed money                      1,110            403          2,342          1,111
              Interest on long-term debt                            3,020          3,028          9,060         10,542
                                                             -------------   ------------   ------------   ------------
                       Total interest expense                      39,792         46,221        118,764        140,088
                                                             -------------   ------------   ------------   ------------

              Net interest income                                 194,109        150,554        540,742        413,259
              Provision for loan losses                             7,250          8,000         21,050         25,150
                                                             -------------   ------------   ------------   ------------
              Net interest income after provision for
                   loan losses                                    186,859        142,554        519,692        388,109

Noninterest   Deposit charges and service fees                     41,500         33,802        115,107         94,394
income        Other operating income                               41,976         35,830        126,724         92,857
              Net investment securities gains                       1,682              -          2,763              -
                                                             -------------   ------------   ------------   ------------
                       Total noninterest income                    85,158         69,632        244,594        187,251
                                                             -------------   ------------   ------------   ------------

Noninterest   Salaries and benefits                                92,732         74,164        261,152        198,487
expense       Occupancy                                            24,760         15,215         67,943         40,396
              Furniture and equipment                              21,770         17,012         63,552         47,705
              Office                                                9,906          8,173         28,325         22,543
              Marketing                                             9,412          7,850         23,886         18,823
              Other                                                38,732         32,414        112,253         90,335
                                                             -------------   ------------   ------------   ------------
                       Total noninterest expenses                 197,312        154,828        557,111        418,289
                                                             -------------   ------------   ------------   ------------

              Income before income taxes                           74,705         57,358        207,175        157,071
              Provision for federal and state income taxes         25,231         19,669         69,494         52,830
                                                             -------------   ------------   ------------   ------------
              Net income                                         $ 49,474       $ 37,689       $137,681       $104,241
                                                             =============   ============   ============   ============

              Net income per common and common equivalent share:
                       Basic                                     $   0.70       $   0.56       $   1.98       $   1.56
                       Diluted                                   $   0.67       $   0.53       $   1.90       $   1.47
              Average common and common equivalent shares outstanding:
                       Basic                                       70,787         67,065         69,442         66,541
                       Diluted                                     73,926         71,084         72,614         70,704
              Cash dividends, common stock                       $   0.17       $   0.15       $   0.50       $   0.45


                             See accompanying notes.




                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                ------------------------------------------------------------------------------------------------------
                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                      --------------------------------
                (in thousands)                                                              2003               2002
                ------------------------------------------------------------------------------------------------------
Operating       Net income                                                                $ 137,681          $104,241
activities      Adjustments to reconcile net income to net cash
                   provided by operating activities:
                     Provision for loan losses                                               21,050            25,150
                     Provision for depreciation, amortization and accretion                  97,667            42,623
                     Gain on sales of securities available for sale                          (2,763)                -
                     Proceeds from sales of loans held for sale                           1,184,192           998,966
                     Originations of loans held for sale                                 (1,156,305)         (992,317)
                     Net decrease in trading securities                                     106,046            85,425
                     Increase in other assets                                               (18,725)         (139,016)
                     (Decrease) increase in other liabilities                               (56,632)           84,614
                ------------------------------------------------------------------------------------------------------
                           Net cash provided by operating activities                        312,211           209,686

Investing       Proceeds from the sales of securities available for sale                  3,407,875         1,020,605
activities      Proceeds from the repayment or maturity of securities available for       4,102,521         1,280,991
                sale
                Proceeds from the repayment or maturity of securities held to               489,681           338,551
                maturity
                Purchase of securities available for sale                               (10,279,232)       (5,076,572)
                Purchase of securities held to maturity                                  (1,837,448)         (106,083)
                Net increase in loans                                                    (1,127,690)         (998,793)
                Proceeds from sales of loans                                                 92,457            32,929
                Capital expenditures                                                       (222,539)         (144,030)
                ------------------------------------------------------------------------------------------------------
                           Net cash used by investing activities                         (5,374,375)       (3,652,402)

Financing       Net increase in demand and savings deposits                               4,381,561         2,990,096
activities      Net increase in time deposits                                               624,695           703,946
                Net decrease in other borrowed money                                       (235,792)         (122,086)
                Issuance of common stock                                                    208,825                 -
                Issuance of Convertible Trust Capital Securities                                  -           200,000
                Redemption of Trust Capital Securities                                            -           (57,500)
                Decrease in long-term debt                                                        -           (23,000)
                Dividends paid                                                              (34,063)          (29,814)
                Proceeds from issuance of common stock under
                   dividend reinvestment and other stock plans                               82,506            47,090
                Other                                                                        (1,306)            4,750
                ------------------------------------------------------------------------------------------------------
                           Net cash provided by financing activities                      5,026,426         3,713,482

                (Decrease) increase in cash and cash equivalents                            (35,738)          270,766
                Cash and cash equivalents at beginning of year                              811,434           557,738
                ------------------------------------------------------------------------------------------------------
                Cash and cash equivalents at end of period                                $ 775,696          $828,504
                ======================================================================================================

                Supplemental disclosures of cash flow information: Cash paid during the period for:
                     Interest                                                              $119,894          $142,450
                     Income taxes                                                            45,693            39,978

                             See accompanying notes.




                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                                   (unaudited)

Nine months ended September 30, 2003
(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                  Capital in                           Accumulated
                                                                  Excess of                               Other
                                                         Common     Par or       Retained   Treasury  Comprehensive
                                                         Stock   Stated Value    Earnings    Stock        Income         Total
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2002                            $68,043     $538,795     $199,604   $(2,046)       $113,614     $918,010
Net income                                                                         137,681                                137,681
  Other Comprehensive Income (Loss), net of tax
   Unrealized loss on securities available for sale                                                          (55,716)     (55,716)
   Reclassification adjustment                                                                               (21,375)     (21,375)
                                                                                                                      ------------
  Other comprehensive income (loss)                                                                                       (77,091)
Total comprehensive income                                                                                                 60,590
Cash dividends paid                                                                (34,063)                               (34,063)
Shares issued under common stock offering
    (5,000 shares)                                         5,000      203,825                                             208,825
Shares issued under dividend reinvestment
   and compensation and benefit plans (2,719 shares)       2,719       79,787                                              82,506
Acquisition of insurance brokerage agencies (44 shares)       44        1,848                                               1,892
Other                                                                                   (1)   (3,197)                      (3,198)
------------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2003                           $75,806     $824,255     $303,221   $(5,243)        $36,523   $1,234,562
------------------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes.




                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A.   Consolidated Financial Statements

The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements were compiled in accordance with the accounting policies set forth in note 1 (Significant Accounting Policies) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature.

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 2002. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

B.       Capital Resources

In August 2003, the Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission (SEC). This shelf registration statement allows the Company to periodically offer and sell, individually or in any combination, common stock, preferred stock, debt securities, trust preferred securities, warrants to purchase other securities and units (which include a combination of any of the preceding securities) up to a total of $500 million, subject to market conditions and the Company's capital needs.

In September 2003, the Company completed an offering of 5,000,000 shares of common stock for aggregate proceeds of approximately $209 million under its shelf registration. The proceeds from this offering will be used to support the Company's future growth.

C.       Bank Premises and Equipment

In accordance with accounting principles generally accepted in the United States, when capitalizing costs for branch construction, the Company includes the costs of purchasing the land, developing the site, constructing the building (or leasehold improvements if the property is leased), and furniture, fixtures and equipment necessary to equip the branch. All other pre-opening and post-opening costs related to branches are expensed as incurred. As of September 30, 2003 and December 31, 2002, Bank premises and equipment in progress was $95.8 million and $81.6 million, respectively.

D.       Commitments

In the normal course of business, there are various commitments to extend credit outstanding, such as letters of credit, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

E.       Comprehensive Income

Total comprehensive income (loss), which for the Company included net income and unrealized gains and losses on the Company's available for sale securities, amounted to $(3.5) million and $89.7 million, respectively, for the three months ended September 30, 2003 and 2002. For the nine months ended September 30, 2003 and 2002, total comprehensive income was $60.6 million and $212.5 million, respectively.

F.       New Accounting Standards

In October 2003, the Financial Accounting Standards Board (FASB) decided to defer the implementation date for FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), previously issued in January 2003. This deferral applies only to variable interest entities that existed prior to February 1, 2003. Pursuant to this deferral, the recognition and measurement provisions of FIN 46 are delayed to the first interim or annual reporting period ending after December 15, 2003. FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46's consolidation criteria are based on an analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. The Company does not have any variable interest entities that were created after February 1, 2003. The Company intends to adopt the recognition and measurement provisions of FIN 46 for existing VIEs on December 31, 2003. Management is in the process of reviewing the application of FIN 46 and does not expect its adoption to have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS
150), which the Company adopted on July 1, 2003. This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Financial instruments that fall within the scope of FAS 150 are to be classified as liabilities, or an asset in some circumstances. This statement became effective upon issuance for financial instruments entered into or modified after May 31, 2003 and for all financial instruments previously entered into at the beginning of the first interim period beginning after September 15, 2003. The adoption of FAS 150 did not have an impact on the Company's results of operations and financial position.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149), which the Company adopted on July 1, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have a material impact on the Company's results of operations and financial position.

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

The Company will continue to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations to account for its stock-based compensation plans. If the Company had accounted for stock options under the fair value provisions of FAS 123, net income and net income per share would have been as follows (in thousands, except per share amounts):



       ---------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                 Nine Months Ended
                                                                     September 30                       September 30
       ---------------------------------------------------------------------------------------------------------------------
                                                                 2003             2002              2003             2002
       ---------------------------------------------------------------------------------------------------------------------
       Net income, as reported                                  $49,474          $37,689          $137,681         $104,241

       Pro forma net income                                     $46,790          $35,582          $130,384          $97,920

       Pro forma net income per share:
       Basic                                                     $ 0.66           $ 0.53           $  1.88          $  1.47
       Diluted                                                   $ 0.63           $ 0.50           $  1.80          $  1.38



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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

G.       Segment Information

Selected segment information is as follows (in thousands, except as noted):


        -------------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                       Three Months Ended
                                                         September 30, 2003                       September 30, 2002
        -------------------------------------------------------------------------------------------------------------------------
                                               Community      Parent/                    Community     Parent/
                                                 Banks         Other         Total         Banks        Other         Total
        -------------------------------------------------------------------------------------------------------------------------
        Net interest income                  $   195,715   $    (1,606)  $   194,109   $   152,148  $    (1,594)  $   150,554
        Provision for loan losses                  7,250                       7,250         8,000                      8,000
                                             ------------------------------------------------------------------------------------

        Net interest income after provision      188,465        (1,606)      186,859       144,148       (1,594)      142,554
        Noninterest income                        58,384        26,774        85,158        43,031       26,601        69,632
        Noninterest expense                      175,547        21,765       197,312       133,219       21,609       154,828
                                             ------------------------------------------------------------------------------------
        Income before income taxes                71,302         3,403        74,705        53,960        3,398        57,358
        Income tax expense                        24,068         1,163        25,231        18,507        1,162        19,669
                                             ------------------------------------------------------------------------------------
        Net income                           $    47,234   $     2,240   $    49,474   $    35,453  $     2,236   $    37,689
                                             ====================================================================================

        Average assets (in millions)         $    18,965   $     1,753   $    20,718   $    12,763  $     1,597   $    14,360
                                             ====================================================================================



G.      Segment Information (continued)

        -------------------------------------------------------------------------------------------------------------------------
                                                         Nine Months Ended                         Nine Months Ended
                                                         September 30, 2003                       September 30, 2002
        -------------------------------------------------------------------------------------------------------------------------
                                               Community      Parent/                    Community     Parent/
                                                 Banks         Other         Total         Banks        Other         Total
        -------------------------------------------------------------------------------------------------------------------------
        Net interest income                  $   544,673   $    (3,931)  $   540,742   $   419,909  $    (6,650)  $   413,259
        Provision for loan losses                 21,050                      21,050        25,150                     25,150
                                             ------------------------------------------------------------------------------------

        Net interest income after provision      523,623        (3,931)      519,692       394,759       (6,650)      388,109
        Noninterest income                       164,388        80,206       244,594       118,972       68,279       187,251
        Noninterest expense                      491,133        65,978       557,111       359,366       58,923       418,289
                                             ------------------------------------------------------------------------------------
        Income before income taxes               196,878        10,297       207,175       154,365        2,706       157,071
        Income tax expense                        66,360         3,134        69,494        52,797           33        52,830
                                             ------------------------------------------------------------------------------------
        Net income                           $   130,518   $     7,163   $   137,681   $   101,568  $     2,673   $   104,241
                                             ====================================================================================

        Average assets (in millions)         $    16,905   $     1,792   $    18,697   $    11,596  $     1,486   $    13,082
                                             ====================================================================================


H.       Trust Capital Securities

On March 11, 2002 the Company issued $200 million of 5.95% Convertible Trust Capital Securities through Commerce Capital Trust II, a newly formed Delaware business trust subsidiary of the Company. The Convertible Trust Capital Securities mature in 2032. Holders of the Convertible Trust Capital Securities may convert each security into 0.9478 shares of Company common stock, subject to adjustment, if (1) the closing sale price of Company common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of any calendar quarter beginning with the quarter ending September 30, 2002 is more than 110% of the Convertible Trust Capital Securities conversion price ($52.75 at September 30, 2003) then in effect on the last day of such calendar quarter, (2) the assigned credit rating by Moody's of the Convertible Trust Capital Securities is at or below Bal, (3) the Convertible Trust Capital Securities are called for redemption, or (4) specified corporate transactions have occurred. All $200.0 million of the Convertible Trust Capital Securities qualify as Tier 1 capital for regulatory capital purposes. As of September 30, 2003 the Convertible Trust Capital Securities were not convertible. The net proceeds of this offering were used for general corporate purposes, including the redemption of the Company's $57.5 million of 8.75% Trust Capital Securities on July 1, 2002 and the repayment of the Company's $23.0 million of 8 3/8% subordinated notes on May 20, 2002.


I.       Earnings Per Share

The calculation of earnings per share follows (in thousands, except for per share amounts):

----------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                  Nine Months Ended
                                                            September 30                       September 30
----------------------------------------------------------------------------------------------------------------------
                                                       2003              2002             2003              2002
----------------------------------------------------------------------------------------------------------------------

Basic:
Net income                                               $49,474           $37,689         $137,681          $104,241
                                                   ==============    ==============   ==============    ==============
Average common shares outstanding                         70,787            67,065           69,442            66,541
                                                   ==============    ==============   ==============    ==============
Net income per share of common stock                     $  0.70           $  0.56         $   1.98          $   1.56
                                                   ==============    ==============   ==============    ==============

Diluted:
Net income                                               $49,474           $37,689         $137,681          $104,241
                                                   ==============    ==============   ==============    ==============

Average common shares outstanding                         70,787            67,065           69,442            66,541
Additional shares considered in diluted
   computation assuming:
     Exercise of stock options                             3,139             4,019            3,172             4,163
                                                   --------------    --------------   --------------    --------------
Average common shares outstanding
   on a diluted basis                                     73,926            71,084           72,614            70,704
                                                   ==============    ==============   ==============    ==============
Net income per common share - diluted                    $  0.67           $  0.53          $  1.90           $  1.47
                                                   ==============    ==============   ==============    ==============


Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operation
------------

Capital Resources
-----------------

During September 2003, the Company successfully completed a public offering of 5,000,000 shares of common stock, which generated approximately $209 million in new capital. The proceeds from this offering will be used to support the Company's future growth.

At September 30, 2003, stockholders' equity totaled $1,234.6 million or 5.78% of total assets, compared to $918.0 million or 5.60% of total assets at December 31, 2002.

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

The table below presents the Company's and Commerce NJ's risk-based and leverage ratios at September 30, 2003 and 2002 (in thousands):

                                                                                 Per Regulatory Guidelines
                                                                     -------------------------------------------------
                                                  Actual                     Minimum              "Well Capitalized"
                                            Amount       Ratio         Amount      Ratio          Amount      Ratio
---------------------------------------------------------------------------------------------------------------------
September 30, 2003
Company
     Risk based capital ratios:
       Tier 1                             $1,388,033      12.68%      $438,024        4.00%      $657,036       6.00%
       Total capital                       1,491,625      13.62        876,048        8.00      1,095,060      10.00
     Leverage ratio                        1,388,033       6.68        831,046        4.00      1,038,808       5.00

Commerce NJ Risk based capital ratios:
       Tier 1                               $747,313      11.18%      $267,335        4.00%      $401,003       6.00%
       Total capital                         816,121      12.21        534,670        8.00        668,338      10.00
     Leverage ratio                          747,313       6.04        495,125        4.00        618,907       5.00

September 30, 2002
Company
     Risk based capital ratios:
       Tier 1                               $938,603      11.54%      $325,260        4.00%      $487,890       6.00%
       Total capital                       1,024,082      12.59        650,519        8.00        813,149      10.00
     Leverage ratio                          938,603       6.59        569,878        4.00        712,347       5.00

Commerce NJ Risk based capital ratios:
       Tier 1                               $492,564      10.05%      $196,119        4.00%      $294,179       6.00%
       Total capital                         554,007      11.30        392,238        8.00        490,298      10.00
     Leverage ratio                          492,564       6.25        315,059        4.00        393,824       5.00



At September 30, 2003, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes that as of September 30, 2003, the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

Deposits
--------

Total deposits at September 30, 2003 were $19.6 billion, up $5.7 billion, or 41% over total deposits of $13.9 billion at September 30, 2002, and up by $5.0 billion, or 34% from year-end 2002. Deposit growth during the first nine months of 2003 included core deposit growth in all categories as well as growth from the public sector. The Company regards core deposits as all deposits other than public certificates of deposit. Same-store core deposit growth is measured as the year over year percentage increase in core deposits for branches open two years or more at the balance sheet date. The Company experienced same-store core deposit growth of 30% at September 30, 2003 as compared to the same period in 2002.

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

The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate plus 200 and a minus 100 basis point change during the next year, with rates remaining constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 15% of net income in the flat rate scenario in the first year and within 30% over the two year time frame. At September 30, 2003, the Company's income simulation model indicates net income would increase by 0.17% and decrease by 5.30% in the first year and over a two year time frame, respectively, if rates decreased as described above. At September 30, 2002, the Company's income simulation model was run assuming a 200 basis point decrease and indicated net income would decrease by 8.34% and by 17.56% in the first year and over a two year time frame, respectively. At September 30, 2003, the model projects that net income would increase by 8.16% and by 11.50% in the first year and over a two year time frame, respectively, if rates increased as described above, as compared to an increase by 4.61% and by 11.81%, respectively, at September 30, 2002. All of these net income projections are within an acceptable level of interest rate risk pursuant to the policy established by ALCO.

In the event the Company's interest rate risk models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale portfolio, the use of risk management strategies such as interest rate swaps and caps, or the extension of the maturities of its short-term borrowings.

Management also monitors interest rate risk by utilizing a market value of equity at risk model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate plus 200 or minus 100 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate plus 200 or minus 100 basis point change would result in the loss of 45% or more of the excess of market value over book value in the current rate scenario. At September 30, 2003, the market value of equity model indicates an acceptable level of interest rate risk.

The MVE reflects certain estimates and assumptions regarding the impact on the market value of the Company's assets and liabilities given an immediate plus 200 or minus 100 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company's core deposits, or the core deposit premium. Utilizing an independent consultant, the Company has completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums as permitted by the Company's regulatory authorities. The studies have consistently confirmed management's assertion that the Company's core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than the Company's loans and investment securities. Thus, these core deposit balances provide an internal hedge to market value fluctuations in the Company's fixed rate assets. The following table depicts the average lives of the Company's loans, investments and deposits at September 30, 2003:

         ---------------------------------------------------------------
                                                      Average Life
                                                       (in years)
         ---------------------------------------------------------------

         Loans                                            3.5

         Investments                                      4.4

         Deposits                                        13.5

The MVE analyzes both sides of the balance sheet and, as indicated below, demonstrates the inherent value of the Company's core deposits in a rising rate environment. As rates rise, the value of the Company's core deposits increases which offsets the decrease in value of the Company's fixed rate assets. The following table summarizes the market value of equity at September 30, 2003 (in millions, except for per share amounts):

   ----------------------------------------------------------------------------
                                       Market Value
                                        Of Equity              Per Share
   ----------------------------------------------------------------------------

   Plus 200 basis point                   $4,003                $52.82

   Current Rate                           $4,117                $54.31

   Minus 100 basis point                  $3,259                $43.00


Liquidity involves the Company's ability to raise funds to support asset growth or decrease assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company's liquidity needs are primarily met by growth in core deposits, its cash and federal funds sold position, cash flow from its amortizing investment and loan portfolios, as well as the use of short-term borrowings, as required. If necessary, the Company has the ability to raise liquidity through collateralized borrowings, FHLB advances, or the sale of its available for sale investment portfolio. As of September 30, 2003 the Company had in excess of $10.5 billion in immediately available liquidity which includes securities that could be sold or used for collateralized borrowings, cash on hand, and borrowing capacities under existing lines of credit.

Short-Term Borrowings
---------------------

Short-term borrowings, or other borrowed money, consist primarily of securities sold under agreements to repurchase and overnight lines of credit, and are used to meet short-term funding needs. At September 30, 2003, short-term borrowings aggregated $155.8 million and had an average rate of 0.90%, as compared to $391.6 million at an average rate of 1.55% at December 31, 2002.

Interest Earning Assets
-----------------------

The Company's cash flow from deposit growth and repayments from its investment portfolio totaled approximately $9.6 billion for the first nine months of 2003. This significant cash flow has provided the Company with ongoing reinvestment opportunities as interest rates change. For the nine month period ended September 30, 2003, interest earning assets increased $4.8 billion from $14.8 billion to $19.6 billion. This increase was primarily in investment securities and the loan portfolio as described below.

Loans
-----

During the first nine months of 2003, loans increased $1.0 billion from $5.8 billion to $6.8 billion. At September 30, 2003, loans represented 35% of total deposits and 32% of total assets. All segments of the loan portfolio experienced growth in the first nine months of 2003, including loans secured by commercial real estate properties, commercial loans, and consumer loans.

The following table summarizes the loan portfolio of the Company by type of loan as of the dates shown.


                                                         September 30,         December 31,
                                                    ---------------------------------------
                                                              2003                  2002
                                                    ---------------------------------------
                                                                (in thousands)
Commercial:
   Term                                                    $ 887,687             $ 842,869
   Line of credit                                            840,736               683,640
   Demand                                                      1,080                   317
                                                    ----------------- ---------------------
                                                           1,729,503             1,526,826

Owner-occupied                                             1,535,906             1,345,306

Consumer:
   Mortgages (1-4 family residential)                        842,321               626,652
   Installment                                               140,337               140,493
   Home equity                                             1,306,462             1,139,589
   Credit lines                                               55,931                56,367
                                                    ----------------- ---------------------
                                                           2,345,051             1,963,101
Commercial real estate:
   Investor developer                                      1,087,956               885,276
   Construction                                              125,652               102,080
                                                    ----------------- ---------------------
                                                           1,213,608               987,356
                                                    ----------------- ---------------------
     Total loans                                         $ 6,824,068           $ 5,822,589
                                                    ================= =====================



Investments
-----------

For the first nine months of 2003, total securities increased $3.8 billion from $8.9 billion to $12.7 billion. The available for sale portfolio increased $2.6 billion to $10.4 billion at September 30, 2003 from $7.8 billion at December 31, 2002, and the securities held to maturity portfolio increased $1.3 billion to $2.1 billion at September 30, 2003 from $763.0 million at year-end 2002. The portfolio of trading securities decreased $106.0 million from year-end 2002 to $220.4 million at September 30, 2003.

The portfolio is comprised primarily of high quality US Government agency and mortgage-backed obligations with a current duration of 4.0 years and an average life of 4.4 years. At September 30, 2003, total securities represented 60% of total assets.

The following table summarizes the book value of securities available for sale and securities held to maturity by the Company as of the dates shown.


                                                             September 30,    December 31,
                                                           ---------------------------------
                                                                 2003             2002
                                                           ---------------------------------
                                                                    (in thousands)
U.S. Government agency and mortgage-backed obligations         $10,065,733       $7,659,737
Obligations of state and political subdivisions                     31,645           23,185
Equity securities                                                   14,783           24,054
Other                                                              304,773           99,803
                                                           ---------------- ----------------
     Securities available for sale                             $10,416,934       $7,806,779
                                                           ================ ================

U.S. Government agency and mortgage-backed obligations          $1,813,055         $624,688
Obligations of state and political subdivisions                    222,067           91,204
Other                                                               67,113           47,134
                                                           ---------------- ----------------
     Securities held to maturity                                $2,102,235         $763,026
                                                           ================ ================



Detailed below is information regarding the composition and characteristics of the Company's investment portfolio, excluding trading securities, as of September 30, 2003.



                                                              Average        Average        Average        Average
          Product Description                  Amount          Yield        Book Price      Duration        Life
-------------------------------------------------------------------------------------------------------------------
                                            (in millions)                                         (in years)
Mortgage-backed Securities:
    Federal Agencies Pass Through
     Certificates (AAA Rated)                  $ 4,666           4.71%        $101.33       4.30           4.65

    Collateralized Mortgage
     Obligations (AAA Rated)                     6,069           4.33          100.76       3.76           4.12

Obligations of State and Political
  Subdivisions/Other                             1,784           4.37          100.29       4.01           4.81
                                        --------------- -------------- --------------- ------------- --------------

                 Total                         $12,519           4.48%        $100.88       4.00           4.42
                                        =============== ============== =============== ============= ==============




The Company's mortgage-backed securities (MBS) portfolio comprises 86% of the total investment portfolio. The MBS portfolio consists of Federal Agencies Pass-Through Certificates and Collateralized Mortgage Obligations (CMO's) which are issued by federal agencies and other private sponsors. The Company's investment policy does not permit investments in inverse floaters, IO's, PO's and other similar issues.

Net Income
----------

Net income for the third quarter of 2003 was $49.5 million, an increase of $11.8 million or 31% over the $37.7 million recorded for the third quarter of 2002. Net income for the first nine months of 2003 totaled $137.7 million, an increase of $33.5 million or 32% from $104.2 million in the first nine months of 2002. On a per share basis, diluted net income for the third quarter and first nine months of 2003 was $0.67 and $1.90 per common share compared to $0.53 and $1.47 per common share for the same periods in 2002.

Return on average assets (ROA) and return on average equity (ROE) for the third quarter of 2003 were 0.96% and 21.17%, respectively, compared to 1.05% and 17.95%, respectively, for the same 2002 period. ROA and ROE for the first nine months of 2003 were 0.98% and 18.97%, respectively, compared to 1.06% and 18.59%, respectively, for the same 2002 period.

Net Interest Income
-------------------

Net interest income totaled $194.1 million for the third quarter of 2003, an increase of $43.5 million or 29% from $150.6 million in the third quarter of 2002. Net interest income for the first nine months of 2003 was $540.7 million, up $127.4 million or 31% from $413.3 million for the first nine months of 2002. The improvement in net interest income was due primarily to the Company's continued ability to grow deposits and its loan and investment portfolios.

As shown below, the increase in net interest income on a tax equivalent basis was due to volume increases in the Company's earning assets, which were fueled by the Company's rapid growth of low-cost core deposits (in thousands).


                                                                   Net Interest Income

                                                Volume             Rate             Total              %
                      2003 vs. 2002            Increase           Change          Increase          Increase
               -------------------------------------------------------------------------------------------------

                  Third Quarter                  $ 55,842        ($10,925)          $ 44,918            29 %

                  First Nine Months              $155,418        ($25,694)         $ 129,724            31 %



The net interest margin for the third quarter of 2003 was 4.21%, down 44 basis points from the margin for the third quarter of 2002. The decline in the margin was attributed primarily to a decrease in the yield on the investment portfolio, which was due in part to lower reinvestment rates.

The third quarter of 2003 was marked by continued volatility in long term interest rates and the lingering process of working through the most recent mortgage refinancing cycle. The significant prepayments in the mortgage-backed securities portfolio were also accompanied by accelerated premium amortization, which lowered the net interest margin for the quarter.

The following table sets forth balance sheet items on a daily average basis for the three months ended September 30, 2003, June 30, 2003 and September 30, 2002 and presents the daily average interest earned on assets and paid on liabilities for such periods.


                                    Average Balances and Net Interest Income

                              ------------------------------------------------------------------------------------------------------
                                        September 2003                        June 2003                      September 2002
                              ---------------------------------- ---------------------------------- --------------------------------
                               Average                 Average      Average               Average      Average             Average
(in thousands)                 Balance      Interest    Rate        Balance     Interest    Rate       Balance   Interest    Rate
                              ---------------------------------- ---------------------------------- --------------------------------
Earning Assets
------------------------------
Investment securities
   Taxable                    $11,605,502    $131,158      4.48%   $10,026,080   $119,147     4.77%    $7,281,082 $102,306     5.57%
   Tax-exempt                     229,566       3,771      6.52        192,892      3,689     7.67         88,711    1,325     5.92
   Trading                        155,541       2,115      5.40        158,297      2,389     6.05        168,668    2,095     4.93
                              -----------  --------------------- ---------------------------------- --------------------------------
Total investment securities    11,990,609     137,044      4.53     10,377,269    125,225     4.84      7,538,461  105,726     5.56
Federal funds sold                 10,641          28      1.04         32,095         97     1.21         95,341      403     1.68
Loans
   Commercial mortgages         2,520,594      39,189      6.17      2,319,945     37,156     6.42      2,131,809   36,868     6.86
   Commercial                   1,612,069      21,968      5.41      1,552,400     21,587     5.58      1,253,565   19,230     6.09
   Consumer                     2,262,426      34,309      6.02      2,109,143     33,336     6.34      1,865,040   33,252     7.07
   Tax-exempt                     271,436       5,266      7.70        264,737      5,338     8.09        178,956    3,835     8.50
                              -----------  --------------------- ---------------------------------- --------------------------------
Total loans                     6,666,525     100,732      5.99      6,246,225     97,417     6.26      5,429,370   93,185     6.81
                              -----------  --------------------- ---------------------------------- --------------------------------
Total earning assets          $18,667,775    $237,804      5.06%   $16,655,589   $222,739     5.36%   $13,063,172 $199,314     6.05%
                              ===========                        ==============                     ==============
Sources of Funds
------------------------------
Interest-bearing liabilities
   Regular savings             $3,938,114      $6,889      0.69%    $3,477,229     $6,755     0.78%    $2,498,700   $7,912     1.26%
   N.O.W. accounts                484,279         874      0.72        437,455        734     0.67        352,234    1,031     1.16
   Money market plus            6,808,745      11,216      0.65      5,989,878     11,226     0.75      4,389,903   13,472     1.22
   Time deposits                2,470,306      13,849      2.22      2,313,690     14,093     2.44      1,958,165   15,021     3.04
   Public funds                   813,271       2,834      1.38        878,005      3,294     1.50      1,001,570    5,353     2.12
                              -----------  --------------------- ---------------------------------- --------------------------------
     Total deposits            14,514,715      35,662      0.97     13,096,257     36,102     1.11     10,200,572   42,789     1.66

   Other borrowed money           727,128       1,111      0.61        278,780        318     0.46         99,819      403     1.60
   Long-term debt                 200,000       3,020      5.99        200,000      3,020     6.06        200,000    3,029     6.01
                              -----------  --------------------- ---------------------------------- --------------------------------
Total deposits and
interest-bearing
   liabilities                 15,441,843      39,793      1.02     13,575,037     39,440     1.17     10,500,391   46,221     1.75
Noninterest-bearing funds
     (net)                      3,225,932                            3,080,552                          2,562,781
                              -----------  --------------------- ---------------------------------- --------------------------------
Total sources to fund earning
   assets                     $18,667,775      39,793      0.85    $16,655,589     39,440     0.95    $13,063,172   46,221     1.40
                              ===========  --------------------- -=============-------------------- ============= ------------------
Net interest income and
   margin tax-equivalent basis               $198,011      4.21%                 $183,299     4.41%               $153,093     4.65%
                                             ========      =====                 ========     =====               ========     =====
Other Balances
------------------------------
Cash and due from banks          $971,495                             $945,600                           $671,394
Other assets                    1,180,451                              994,784                            708,005
Total assets                   20,717,697                           18,498,841                         14,359,739
Total deposits                 18,611,894                           16,734,886                         12,970,854
Demand deposits (noninterest-
   bearing)                     4,097,179                            3,638,629                          2,770,282
Other liabilities                 243,799                              273,183                            248,999
Stockholders' equity              934,876                            1,011,992                            840,067

Notes
- Weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis assuming a federal tax rate of 35%.
- Non-accrual loans have been included in the average loan balance. - Investment securities include investments available for sale. - Consumer loans include mortgage loans held for sale.


Noninterest Income
------------------

Noninterest income totaled $85.2 million for the third quarter of 2003, an increase of $15.6 million or 22% from $69.6 million in the third quarter of 2002. Noninterest income for the first nine months of 2003 increased to $244.6 million from $187.3 million in the first nine months of 2002, a 31% increase.

Increased deposit charges and service fees of $7.7 million and $20.7 million during the three and nine months ended September 30, 2003, respectively, resulted primarily from higher transaction volumes. In addition, other operating income increased $6.1 million during the third quarter of 2003 and $33.9 million during the first nine months of 2003 as compared to the same periods in 2002. Included in these increases are increased revenues from CIS, the Company's insurance brokerage subsidiary, of $3.2 million and $8.8 million during the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. CCMI, the Company's municipal public finance subsidiary, had a decrease in revenues of $2.9 million during the third quarter of 2003 as compared to the same period in 2002. This decrease occurred in the trading and sales segment of CCMI, which was the result of a difficult trading environment during the quarter. For the nine months ended September 30, 2003, CCMI has increased revenues of $2.2 million over the same period in 2002.

The growth in non-interest income for the third quarter and the first nine months of 2003 is more fully depicted below (in thousands):


                                                    Three Months Ended                      Nine Months Ended
                                            ------------------------------------  --------------------------------------
                                             9/30/03     9/30/02    % Increase     9/30/03      9/30/02     % Increase
                                            ------------------------------------  --------------------------------------
Deposit charges & service fees                $41,500     $33,802          23%      $115,107      $94,394          22%
Other operating income:
   Insurance                                   17,623      14,447          22         50,868       42,076          21
   Capital Markets                              9,138      12,077         (24)        28,836       26,605           8
   Loan Brokerage Fees                          7,073       4,328          63         22,541       12,471          81
   Other                                        8,142       4,978          64         24,479       11,705         109
                                            ----------  ----------   ---------    -----------  -----------  ----------
     Total other                               41,976      35,830          17        126,724       92,857          36
                                            ----------  ----------   ---------    -----------  -----------  ----------
Net investment security gains                   1,682           -           -          2,763            -           -
                                            ----------  ----------   ---------    -----------  -----------  ----------
Total non-interest income                     $85,158     $69,632          22%      $244,594     $187,251          31%
                                            ==========  ==========   =========    ===========  ===========  ==========



Noninterest Expense
-------------------

For the third quarter of 2003, noninterest expense totaled $197.3 million, an increase of $42.5 million or 27% over the third quarter in 2002. For the first nine months of 2003, noninterest expense totaled $557.1 million, an increase of $138.8 million or 33% over $418.3 million for the first nine months of 2002. Contributing to these increases was new branch activity over the past twelve months, with the number of branches increasing from 203 at September 30, 2002 to 257 at September 30, 2003. With the addition of these new offices, staff, facilities, and related expenses rose accordingly. The increases reflect the rapid growth during each respective period and also reflect substantial infrastructure investments made by the Company to support future growth.

For the third quarter of 2003, other noninterest expenses rose $6.3 million over the third quarter of 2002. For the first nine months of 2003, other noninterest expense rose $21.9 million over the first nine months of 2002. These increases resulted primarily from higher bank card-related service charges, increased business development expenses, and increased provisions for non-credit-related losses.

The Company's operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 71.20% for the first nine months of 2003 as compared to 69.50% for the same 2002 period. The Company's efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

Loan and Asset Quality
----------------------

Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at September 30, 2003 were $24.8 million, or 0.12% of total assets compared to $17.8 million or 0.11% of total assets at December 31, 2002 and $17.6 million or 0.11% of total assets at September 30, 2002.

Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at September 30, 2003 were $23.1 million or 0.34% of total loans compared to $14.2 million or 0.24% of total loans at December 31, 2002 and $15.3 million or 0.28% of total loans at September 30, 2002. At September 30, 2003, loans past due 90 days or more and still accruing interest amounted to $649 thousand compared to $620 thousand at December 31, 2002 and $900 thousand at September 30, 2002. Additional loans considered as potential problem loans by the Company's internal loan review department ($29.1 million at September 30, 2003) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

Other real estate (ORE) at September 30, 2003 totaled $1.7 million compared to $3.6 million at December 31, 2002 and $2.4 million at September 30, 2002. These properties have been written down to the lower of cost or fair value less disposition costs.

The following summary presents information regarding non-performing loans and assets as of September 30, 2003 and the preceding four quarters (in thousands):


                                           ---------------------------------------------------------------------------
                                            September 30,     June 30,      March 31,    December 31,  September 30,
                                                 2003           2003          2003           2002           2002
                                           ---------------------------------------------------------------------------
Non-accrual loans:
   Commercial                                     $7,295          $7,049        $4,874         $5,412         $7,213
   Consumer                                        8,295           9,517         9,860          6,326          5,512
   Real estate:
     Construction                                      -               -             -            131            131
     Mortgage                                      7,502           5,970         4,249          2,299          2,389
                                           ---------------------------------------------------------------------------
         Total non-accrual loans                  23,092          22,536        18,983         14,168         15,245
                                           ---------------------------------------------------------------------------

Restructured loans:
   Commercial                                          2               3             4              5              6
   Consumer
   Real estate:
     Construction
     Mortgage
                                           ---------------------------------------------------------------------------
         Total restructured loans                      2               3             4              5              6
                                           ---------------------------------------------------------------------------

Total non-performing loans                        23,094          22,539        18,987         14,173         15,251
                                           ---------------------------------------------------------------------------

Other real estate                                  1,670           1,540         3,553          3,589          2,367
                                           ---------------------------------------------------------------------------

Total non-performing assets                       24,764          24,079        22,540         17,762         17,618
                                           ---------------------------------------------------------------------------

Loans past due 90 days or more
   and still accruing                                649             434           376            620            900
                                           ---------------------------------------------------------------------------

Total non-performing assets and
   loans past due 90 days or more                $25,413         $24,513       $22,916        $18,382        $18,518
                                           ===========================================================================

Total non-performing loans as a
   percentage of total period-end loans             0.34%           0.35%         0.32%          0.24%          0.28%

Total non-performing assets as a
   percentage of total period-end assets            0.12%           0.12%         0.13%          0.11%          0.11%

Total non-performing assets and loans
   past due 90 days or more as a
   percentage of total period-end assets            0.12%           0.12%         0.13%          0.11%          0.12%




                                               September 30,     June 30,      March 31,    December 31,  September 30,
                                                   2003           2003          2003           2002           2002
                                           ---------------------------------------------------------------------------

Allowance for loan losses as a percentage
   of total non-performing loans                    449%            441%          499%           640%           560%

Allowance for loan losses as a percentage
   of total period-end loans                       1.52%           1.56%         1.58%          1.56%          1.54%

Total non-performing assets and loans
   past due 90 days or more as a
   percentage of stockholders' equity and
   allowance for loan losses                          2%              2%            2%             2%             2%




The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data (in thousands):


                                                                                                           Year
                                              Three Months Ended             Nine Months Ended             Ended
                                           09/30/03        09/30/02       09/30/03       09/30/02        12/31/02
                                          ------------    -----------    ------------   ------------    ------------
Balance at beginning of period                $99,318        $80,098         $90,733        $66,981         $66,981
Provisions charged to operating expenses        7,250          8,000          21,050         25,150          33,150
                                          ------------    -----------    ------------   ------------    ------------
                                              106,568         88,098         111,783         92,131         100,131

Recoveries on loans charged-off:
Commercial                                        111             52             456            457             815
Consumer                                          239             61             516            281             339
Real estate                                         -             22               -             23             176
                                          ------------    -----------    ------------   ------------    ------------
Total recoveries                                  350            135             972            761           1,330

Loans charged-off:
Commercial                                     (1,608)        (1,926)         (4,673)        (4,987)         (7,181)
Consumer                                       (1,684)          (828)         (4,439)        (2,393)         (3,514)
Real estate                                       (34)             -             (51)           (33)            (33)
                                          ------------    -----------    ------------   ------------    ------------
Total charge-offs                              (3,326)        (2,754)         (9,163)        (7,413)        (10,728)
                                          ------------    -----------    ------------   ------------    ------------
Net charge-offs                                (2,976)        (2,619)         (8,191)        (6,652)         (9,398)
                                          ------------    -----------    ------------   ------------    ------------

Balance at end of period                     $103,592        $85,479        $103,592        $85,479         $90,733
                                          ============    ===========    ============   ============    ============

Net charge-offs as a percentage of
   average loans outstanding                     0.18%          0.19%           0.17%          0.17%           0.18%

Net reserve additions                          $4,274         $5,381         $12,859        $18,498         $23,752




The Company considers the allowance for loan losses of $103.6 million adequate to cover probable losses inherent in the loan portfolio at September 30, 2003. The Company's determination of the level of the allowance for loan losses rests upon various judgments and assumptions surrounding the risk characteristics included in the loan portfolio. These risk characteristics include trends and changes in different factors affecting the loan portfolio.

Forward-Looking Statements
---------------------------

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

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or its "internal controls and procedures for financial reporting" ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

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

Reports on Form 8-K
-------------------

On July 15, 2003, we filed a Current Report on Form 8-K which included as exhibits a press release, issued by us on July 15, 2003, announcing our results for the second quarter of 2003 and certain supplemental information.

On September 5, 2003, we filed a Current Report on Form 8-K, which included certain questions and answers regarding corporate information.

On September 18, 2003, we filed a Current Report on Form 8-K announcing the completion of our offering of 5,000,000 shares of common stock at a public offering price of $43.67 per share.

                                   SIGNATURES
                                   ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          COMMERCE BANCORP, INC.
                                     -------------------------------
                                               (Registrant)










    November 13, 2003               /s/ DOUGLAS J. PAULS
  --------------------              ---------------------------------------
         (Date)                     DOUGLAS J. PAULS SENIOR VICE PRESIDENT
                                    AND CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)