Form 10-K
period 2003-12-31
COMMERCE BANCORP INC /NJ/
filed 2004-03-15
CIK 715096

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                    FORM 10-K

  [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                       OR
  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________ to ________________.
                            Commission File #1-12609

                             COMMERCE BANCORP, INC.
                                 [LOGO OMITTED]
             (Exact name of registrant as specified in its charter)

                 New Jersey                                   22-2433468
    (State of other jurisdiction of                       (I.R.S. Employee
     incorporation or organization)                      Identification Number)
               Commerce Atrium
             1701 Route 70 East                              08034-5400
           Cherry Hill, New Jersey                           (Zip Code)
  (Address of principal executive offices)

        Registrant's telephone number, including area code: 856-751-9000

                            -----------------------

     Securities registered pursuant to Section 12(b) of the Act:

  Common Stock                              New York Stock Exchange
------------------              -----------------------------------------------
 Title of Class                    Name of Each Exchange on Which Registered

     Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).Yes _X_ No __.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,497,629,542.(1)

                            -----------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock $1.00 Par Value                            77,394,220
-------------------------------           --------------------------------------
       Title of Class                     No. of Shares Outstanding as of 3/1/04

                            -----------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
     Part  III   incorporates   certain   information   by  reference  from  the
Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders.

                            -----------------------

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Registrant's Common Stock outstanding reduced by the number of shares of Common Stock held by officers, directors, and shareholders owning 10% or more of the Registrant's Common Stock, multiplied by $37.10 , the last sale price for the Registrant's Common Stock on June 30, 2003 the last business day of the Registrant's most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the Registrant or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the recordkeeping purposes of the Securities and Exchange Commission.

================================================================================

                                                       COMMERCE BANCORP, INC.
                                                   FORM 10-K CROSS-REFERENCE INDEX

                                                                                                                              Page
                                                               Part I
Item 1.    Business..............................................................................................................3
Item 2.    Properties...........................................................................................................10
Item 3.    Legal Proceedings ...................................................................................................10
Item 4.    Submission of Matters to a Vote of Security Holders..................................................................10


                                                               Part II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters ...............................................10
Item 6.    Selected Financial Data .............................................................................................10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ...............................12
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ..........................................................26
Item 8.    Financial Statements and Supplementary Data .........................................................................27
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................51
Item 9A.   Controls and Procedures..............................................................................................51


                                                              Part III
Item 10.   Directors and Executive Officers of the Registrant...................................................................51
Item 11.   Executive Compensation...............................................................................................51
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......................51
Item 13.   Certain Relationships and Related Transactions.......................................................................52
Item 14.   Principal Accountant Fees and Services...............................................................................52


                                                               Part IV
Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K .....................................................52

Signatures......................................................................................................................57


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

     As of December 31, 2003, the Company had total assets of $22.7 billion, total loans of $7.4 billion, and total deposits of $20.7 billion. The address of the Company's principal executive office is Commerce Atrium, 1701 Route 70 East, Cherry Hill, New Jersey, 08034-5400 and the telephone number is (856) 751-9000. The Company operates:

     o    four nationally chartered bank subsidiaries:

          o    Commerce Bank, N.A., Cherry Hill, New Jersey;

          o    Commerce Bank/Pennsylvania, N.A., Devon, Pennsylvania;

          o    Commerce Bank/Shore, N.A., Toms River, New Jersey;

          o    Commerce Bank/Delaware, N.A., Wilmington, Delaware; and

     o    one New Jersey state chartered bank subsidiary:

          o    Commerce Bank/North, Ramsey, New Jersey.

     These five bank subsidiaries, referred to collectively as the banks, as of December 31, 2003 had 270 full service retail branch offices located in the states of New Jersey, Pennsylvania, Delaware and New York. These banks provide a full range of retail and commercial banking services for consumers and small and mid-sized companies. Lending services are focused on commercial real estate and commercial and consumer loans to local borrowers. These banks' lending and investment activities are funded principally by retail deposits gathered through each bank's retail branch office network.

Acquisitions

     The Company's primary growth strategy is the opening of new full service branch offices of which 46 opened in 2003 and 40 opened in 2002. The Company expects to open an additional 50 full service branch offices in 2004. The Company has also developed its full service branch office network through the following strategic acquisitions:

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

     Commerce NJ operates a non-bank subsidiary,  Commerce Capital Markets, Inc.
(CCMI), Philadelphia, Pennsylvania, referred to as Commerce Capital Markets, which engages in various securities, investment banking and brokerage activities

     In addition, the Company, through Commerce Insurance Services, Inc., a non-bank subsidiary of Commerce Bank/North, referred to as Commerce Insurance, operates an insurance brokerage agency concentrating on commercial property, casualty and surety as well as personal lines of insurance and employee benefits for clients in multiple states, primarily Delaware, New Jersey, New York and Pennsylvania. Since 1996, Commerce Insurance has completed several strategic acquisitions of insurance brokerage agencies the most recent of which include the following:

     o in 2001, Fitzsimmons Insurance and Financial Services, Inc., Business Training Systems, Inc. and Brettler Financial Group, Inc. were acquired.

     o    in 2002, Sanford and Purvis, Inc., Upper Montclair, NJ, was acquired.

     o    in 2003, The Porch Agency, Bridgeton, NJ, was acquired.

Dividends

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

The Banks

     As of December 31, 2003, Commerce NJ had total assets of $12.8 billion, total deposits of $11.5 billion, and total shareholders' equity of $759.0 million; Commerce PA had total assets of $4.6 billion, total deposits of $4.3 billion and total shareholders' equity of $276.8 million; Commerce Shore had total assets of $2.7 billion, total deposits of $2.4 billion and total shareholders' equity of $165.5 million; Commerce North had total assets of $2.5 billion, total deposits of $2.3 billion, and total shareholders' equity of $153.9 million; and Commerce Delaware had total assets of $294.6 million, total deposits of $272.0 million, and total shareholders' equity of $20.6 million.

Service Areas

     The Company's primary service areas include New Jersey, Metropolitan Philadelphia and New York, and Northern Delaware. The Company has attempted to locate its branches in the fastest growing communities within its service areas. Retail deposits gathered through these focused branching activities are used to support lending throughout the Company.

     Commerce NJ provides retail and commercial banking services through 144 retail branch offices in Central and Southern New Jersey, and Metropolitan New York.; Commerce PA provides retail and commercial banking services through 61 retail branch offices in Philadelphia, Bucks, Chester, Delaware and Montgomery Counties in Southeastern Pennsylvania; Commerce Shore provides retail and commercial banking services through 31 retail branch offices in Ocean and Monmouth Counties, New Jersey; Commerce North provides retail and commercial banking services through 28 retail branch offices in Bergen and Passaic Counties, New Jersey; and Commerce Delaware provides retail and commercial banking services through 6 retail branch offices in New Castle County, Delaware.

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

Commerce Insurance

     Commerce Insurance operates one of the nation's largest regional insurance brokerage firms concentrating on commercial property, casualty and surety as well as personal lines. In addition, Commerce Insurance offers a line of employee benefit programs including group as well as individual medical, life, disability, pension, and risk management services. Commerce Insurance currently operates out of 11 locations in New Jersey, 2 locations in Pennsylvania, and 2 locations in Delaware. Commerce Insurance places insurance for clients in multiple states, primarily New Jersey, Pennsylvania, New York, and Delaware.

Commerce Capital Markets

     Commerce Capital Markets engages in various securities, investment management and brokerage activities, including trading, underwriting, and advisory services. Commerce Capital Markets' principal place of business is Philadelphia, Pennsylvania, with branch locations in Cherry Hill, South Plainfield, Ramsey and Toms River, New Jersey and New York, New York.

Commerce Capital Trust II

     Commerce Capital Trust II is a statutory business trust created under Delaware law. On March 11, 2002 the Company issued $200.0 million of 5.95% Convertible Trust Capital Securities through Commerce Capital Trust II.

Other Activities

     NA Asset Management, a Delaware corporation, is a wholly-owned subsidiary of Commerce NJ that purchases, holds and sells investments of Commerce NJ. Commerce Mortgage Acceptance Corp., a Delaware corporation, is a wholly-owned subsidiary of Commerce NJ that is utilized in the securitization of residential mortgage loans. Shore Asset Management Corporation, a Delaware corporation, is a wholly-owned subsidiary of Commerce Shore that purchases, holds and sells investments of Commerce

Shore. North Asset Management, a Delaware corporation, is a wholly-owned subsidiary of Commerce North that purchases, holds, and sells investments of Commerce North. Delaware Asset Management, a New Jersey corporation, is a wholly-owned subsidiary of Commerce Delaware that purchases, holds, and sells investments of Commerce Delaware. Commerce Commercial Leasing LLC, a New Jersey Limited Liability Company, is a wholly-owned subsidiary of Commerce NJ and Commerce Shore that provides business leasing services.

      The Company has an equity investment in Pennsylvania Commerce Bancorp, Inc., Camp Hill, Pennsylvania (12.82% beneficial ownership assuming the exercise of all outstanding warrants held by the Company). The Company and its subsidiaries provide marketing support and technical support services to Pennsylvania Commerce Bancorp, Inc. and its wholly owned subsidiary, Commerce Bank/Harrisburg.

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

Competition

     The Company's service area is characterized by intense competition in all aspects and areas of its business from commercial banks, savings and loan associations, mutual savings banks and other financial institutions. The Company's competitors, including credit unions, consumer finance companies, factors, insurance companies and money market mutual funds, compete with lending and deposit gathering services offered by the Company. Many competitors have substantially greater financial resources with larger lending limits and larger branch systems than the Company.

     In commercial transactions, Commerce NJ's, Commerce PA's, Commerce Shore's, Commerce North's, and Commerce Delaware's legal lending limit to a single borrower (approximately $127.6 million, $43.3 million, $25.9 million, $24.7 million, and $3.0 million, respectively, as of December 31, 2003) enables the banks to compete effectively for the business of smaller and mid-sized businesses. The combined legal lending limit of the Company is $224.5 million. These legal lending limits are lower than that of various competing institutions and may act as a constraint on the bank's effectiveness in competing to provide financing in excess of these limits.

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

     Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act, as amended ("CRA") ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. Under the CRA, Commerce NJ, Commerce Delaware and Commerce North are currently rated "outstanding", while Commerce Shore and Commerce Pennsylvania are currently rated "satisfactory".

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

     There are various legal restrictions on the extent to which the Company and its non-bank subsidiaries can borrow or otherwise obtain credit from its banking subsidiaries. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of the Company or such non-bank subsidiaries, to ten percent of the lending bank's capital stock and surplus, and as to the Company and all such non-bank subsidiaries in the aggregate, to 20 percent of such lending bank's capital stock and surplus. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

     Under  the  CRA,  a  bank  has  a  continuing  and  affirmative  obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires that the applicable regulatory agency to assess an institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution's CRA rating and requires that the applicable regulatory agency provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. An institution's CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. In addition, under applicable regulations a bank having a less than satisfactory rating is not entitled to participate on the bid list for FDIC offerings. For their most recent examinations, Commerce

NJ, Commerce Delaware and Commerce North each received an "outstanding" rating while Commerce PA and Commerce Shore each received a "satisfactory" rating.

     Commerce NJ, Commerce PA, Commerce Shore, Commerce North, and Commerce Delaware are also members of the FDIC and, except for Commerce North, members of the FRB and, therefore, are subject to additional regulation by these agencies. Some of the aspects of the lending and deposit business of Commerce NJ, Commerce PA, Commerce Shore, Commerce North, and Commerce Delaware which are regulated by these agencies include personal lending, mortgage lending and reserve requirements. The operation of Commerce NJ, Commerce PA, Commerce Shore, Commerce North, and Commerce Delaware is also subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

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

Commerce Insurance/ Commerce Capital Markets

     Commerce Insurance, a non-bank subsidiary of Commerce North, is currently subject to supervision, regulation and examination by the Department, as well as other state insurance departments where it operates. Commerce Capital Markets, a non-bank subsidiary of Commerce NJ, engages in certain permitted securities activities and is regulated by the SEC. Commerce Capital Markets is also subject to rules and regulations promulgated by the National Association of Securities Dealers, Inc., the Securities Investors Protection Corporation and various state securities commissions and with respect to public finance activities the Municipal Securities Rulemaking Board.

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

Gramm-Leach-Bliley Act

     On November 12, 1999 the Gramm-Leach-Bliley Act (the "Act") became law, repealing the 1933 Glass-Steagall Act's separation of the commercial and investment banking industries. The Act expanded the range of non-banking activities a bank holding company may engage in, while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. The Act created a category of holding company called a "Financial Holding Company," a subset of bank holding companies that satisfy the following criteria: (1) all of the depository institution subsidiaries must be well capitalized and well managed; and (2) the holding company must have made an effective election with the FRB that it elects to be a financial holding company to engage in activities that would not have been permissible before the Act. In order for the election to be effective, all of the depository institution subsidiaries must have a CRA rating of "satisfactory" or better as of its most recent examination. The Company has not elected to be a financial holding company. Financial holding companies may engage in any activity that (i) is financial in nature or incidental to such financial activity or (ii) is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Act specifies certain activities that are financial in nature. These activities include acting as principal, agent or broker for insurance; underwriting, dealing in or making a market in securities; and providing financial and investment advice. The FRB and the Secretary of the Treasury have authority to decide whether other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services and so on.

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

     The foregoing discussion is qualified in its entirety by reference to the statutory provisions of the Act and the implementing regulations, which are adopted by various government agencies pursuant to the Act.

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

Employees

     As of December 31, 2003 the Company had in excess of 8,200 full-time equivalent employees.

Available Information

     The Company's internet address is www.commerceonline.com. The Company makes available free of charge on www.commerceonline.com its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. In addition, the Company makes available free of charge on www.commerceonline.com its Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, and the charters of its Audit, Compensation and Nominating and Governance Committees.

     In addition, the Company will provide, at no cost, paper or electronic copies of its reports and other filings (excluding exhibits) made with the SEC and its Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, and the charters of its Audit, Compensation and Nominating and Governance Committees. Requests should be directed to:
                             Commerce Bancorp, Inc.
                                 Commerce Atrium
                               1701 Route 70 East
                           Cherry Hill, NJ 08034-5400
                           Attn: C. Edward Jordan, Jr.
                            Executive Vice President

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

     Additional information pertaining to the Company's properties is set forth in "Note 7 - Bank Premises, Equipment and Leases" of the Company's Notes to Consolidated Financial Statements, which appear elsewhere herein.


Item 3. Legal Proceedings

     Other than routine litigation incidental to its business, neither the Company or any of its subsidiaries, nor any of the Company's or any of its subsidiaries' properties, are subject to any material legal proceedings, nor are any such proceedings known to be contemplated.


Item 4. Submission of matters to a vote of security holders

     There were no matters submitted to a vote of security holders in the fourth quarter of 2003.


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

----------------------------------------------------------------------------------------------------------------------------------
                                                                          Year Ended December 31, 2003
----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)         2003             2002            2001            2000            1999
----------------------------------------------------------------------------------------------------------------------------------
Income Statement Data:
 Net interest income                                  $ 755,866       $  572,755      $  401,326     $  296,930      $  244,367
 Provision for loan losses                               31,850           33,150          26,384         13,931           9,175
 Noninterest income                                     332,478          257,466         196,805        150,760         114,596
 Noninterest expense                                    763,392          579,168         420,036        315,357         252,523
 Income before income taxes                             293,102          217,903         151,711        118,402          97,265
 Net income                                             194,287          144,815         103,022         80,047          65,960
Balance Sheet Data:
 Total assets                                       $22,712,180      $16,403,981     $11,363,703     $8,296,516      $6,635,793
 Loans (net)                                          7,328,519        5,731,856       4,516,431      3,638,580       2,922,706
 Securities available for sale                       10,650,655        7,806,779       4,152,704      2,021,326       1,664,257
 Securities held to maturity                          2,490,484          763,026       1,132,172      1,513,456       1,201,892
 Trading securities                                     170,458          326,479         282,811        109,306         117,837
 Federal funds sold                                                                                      52,000           5,300
 Deposits                                            20,701,400       14,548,841      10,185,594      7,387,594       5,608,920
 Long-term debt                                         200,000          200,000          80,500         80,500          80,500
 Stockholders' equity                                 1,277,288          918,010         636,570        492,224         356,756
Per Share Data:
 Net income-basic                                      $   2.73       $     2.16   $        1.59    $      1.30    $       1.13
 Net income-diluted                                        2.61             2.04            1.51           1.25            1.08
 Cash dividends                                            0.66             0.60            0.55           0.48            0.41
 Book value                                               16.70            13.53            9.70           7.77            6.00
 Average shares outstanding:
 Basic                                                   71,084           66,795          64,666         61,755          58,310
 Diluted                                                 74,462           70,903          68,102         64,223          60,930
Selected Ratios:
 Performance
 Return on average assets                                  0.99  %          1.05  %         1.08  %        1.09   %        1.12%
 Return on average equity                                 18.81            18.50           17.64          19.81           19.63
 Net interest margin                                       4.36             4.69            4.76           4.62            4.65
 Liquidity and Capital
 Average loans to average deposits                        36.93  %         42.48  %        48.04  %       52.17   %       50.31%
 Dividend payout                                          24.18            27.78           34.59          37.45           36.64
 Stockholders' equity to total assets                      5.62             5.60            5.60           5.93            5.38
 Risk-based capital:
 Tier 1                                                   12.66            11.47           10.81          10.79           11.40
 Total                                                    13.62            12.51           11.96          11.92           12.72
 Leverage capital                                          6.61             6.37            6.24           6.92            7.02
 Asset Quality
 Non-performing assets to total year-end assets            0.10  %          0.11  %         0.16  %        0.20   %        0.18%
 Net charge-offs to average loans outstanding              0.16             0.18            0.19           0.11            0.08
 Non-performing loans to total
    year-end loans                                         0.29             0.24            0.37           0.37            0.29
 Allowance for loan losses to total
    end of year loans                                      1.51             1.56            1.46           1.32            1.30
 Allowance for loan losses to non-
    performing loans                                     515.39           640.18          397.73         356.84          442.09


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

Executive Summary

The Commerce model is built on the gathering and retention of low cost core deposits as being essential to shareholder value. Management believes core deposit growth has been and will continue to be the primary driver of the Company's success, and that service and a great retail experience, not rates, drives deposit growth. The consistent inflow of low cost, long lived core deposits allows the Company to avoid taking excessive risks in growing its loan and investment portfolios. In addition, the Company's significant cash flow provides ongoing reinvestment opportunities as interest rates change.

During 2003, the company's total assets grew 38%. The interest rate environment during the year was difficult for the Company's growth model, with long-term interest rates reaching historically low levels. The rate environment contributed to the compression of the Company's net interest margin to 4.36%, the lowest level in over 10 years. Despite this, the Company was able to grow revenue 31%, net income 34%, and diluted net income per share by 28%. The
Company also demonstrated its ability to access the capital markets by successfully completing a $209 million common stock offering in September 2003. The Company's financial performance for 2003 and projected performance for 2004 are further discussed below.

The 2003 financial  highlights are summarized  below.

o    Net income increased 34% and earnings per share increased 28%.

o    Total deposits grew 42% and total loans grew 28%.

o    Total revenues (net interest income plus noninterest income) increased 31%.

o Successful completion of common stock offering that produced net proceeds of approximately $209 million, which will support future growth.

                                  2003        2002      Increase
  (amounts in billions)
  Total Assets              $     22.7      $  16.4         38%
  Total Loans (net)                7.3          5.7         28%
  Total Investments               13.3          8.9         49%
  Total Deposits                  20.7         14.5         42%

  (amounts in millions)
  Total Revenues            $  1,088.3      $ 830.2         31%
  Net Income                     194.3        144.8         34%
  Net Income per Share            2.61         2.04         28%


The Company remains a deposit-driven financial institution with emphasis on core deposit accumulation and retention as a basis for sound growth and profitability. The Company's unique business model continues to produce strong top-line revenue growth that is driven by strong deposit growth.

The continued ability to grow deposits has resulted in significant earning asset growth. This growth resulted in $771.5 million of net interest income on a tax equivalent basis in 2003, an increase of $185.6 million or 32% over 2002. As more fully depicted in the chart below, the increase in net interest income in both 2003 and 2002 was almost entirely due to volume increases in the Company's earning assets.

------------------------------------------------------------
                            Net Interest Income
                           (dollars in millions)
------------------------------------------------------------
                   Volume      Rate
                  Increase    Change      Total Increase
------------------------------------------------------------
2003               $227.1    ($41.5)    $185.6      32%
------------------------------------------------------------
2002               $174.0     ($0.8)    $173.2      42%
------------------------------------------------------------

The Company continues to reiterate its future growth targets, which management expects to meet or exceed.


                               Growth      Actual
                               Target    2003 Growth

       Total Deposits              25%         42%
       Comp Store Deposits         18%         27%
       Total Revenue               25%         31%

       Net Income                  25%         34%
       Earnings Per Share          20%         28%

The Company completed it plan to open 46 stores in 2003 and plans to open 50 more during 2004. The Company plans to open approximately 40 stores in 2004 in the metro New York market. This market has seen the highest deposit growth per branch and management expects these stores to continue to lead the deposit growth of the Company. The remaining 10 stores will be opened in the metro Philadelphia market. The Company has previously announced that it expects to enter the Washington D.C./Northern Virginia market in 2005.

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

Allowance for loan losses. The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio of the Company. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Allowance for Loan Losses discussion within this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Branch Premises and Equipment. In accordance with accounting principles generally accepted in the United States, when capitalizing costs for branch construction, the Company includes the costs of purchasing the land, developing the site, constructing the building (or leasehold improvements if the property is leased), and furniture, fixtures and equipment necessary to equip the branch. All other pre-opening and post-opening costs related to branches are expensed as incurred.

Segment Reporting

The Company operates one reportable segment of business, Community Banks, as more fully described in Note 19 to the Consolidated Financial Statements. The following table summarizes net income by segment for each of the last three years:

 -----------------------------------------------------------
                                    Net Income
 -----------------------------------------------------------
                           2003        2002        2001
 -----------------------------------------------------------
 Community Banks          $183,068    $139,560    $ 95,574
 Parent/Other               11,219       5,255       7,448
 -----------------------------------------------------------
 Consolidated total       $194,287    $144,815    $103,022
 -----------------------------------------------------------

Average Balances and Net Interest Income

The table on page 15 sets forth balance sheet items on a daily average basis for the years ended December 31, 2003, 2002 and 2001 and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. During 2003, average interest earning assets totaled $17.7 billion, an increase of $5.2 billion, or 42% over 2002. This increase resulted primarily from the increase in the average balance of investments, which rose $4.0 billion, and the average balance of loans, which rose $1.2 billion during 2003. The growth in the average balance of interest earning assets was funded primarily by an increase in the average balance of deposits (including noninterest-bearing demand deposits) of $5.2 billion.

Net Interest Margin and Net Interest Income

Net interest margin on a tax equivalent basis was 4.36% for 2003, a decrease of 33 basis points from 2002. The decrease is due to the low interest rate environment throughout 2003. During the fourth quarter of 2003, the net interest margin increased by 6 basis points and management expects it to continue increasing in the first quarter of 2004. The net interest margin is calculated by dividing net interest income by average earning assets.

Net interest income is the difference between the interest income on loans, investments and other interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. Net interest income is the primary source of earnings for the Company. There are several factors that affect net interest income, including:

o    the   volume,   pricing,   mix  and   maturity   of   earning   assets  and
     interest-bearing liabilities;

o    market interest rate fluctuations; and

o    asset quality.

Net interest income on a tax-equivalent basis (which adjusts for the tax-exempt status of income earned on certain loans and investments to express such income as if it were taxable) for 2003 was $771.5 million, an increase of $185.6 million, or 32%, over 2002. Interest income on a tax-equivalent basis increased to $931.3 million from $768.5 million, or 21%. This increase was primarily related to volume increases in the loan and investment portfolios. Interest expense for 2003 fell $22.8 million to $159.8 million from $182.6 million in 2002. This decrease was primarily related to decreases in the rates paid on the Company's deposits and debt instruments.

The tax-equivalent yield on interest earning assets during 2003 was 5.26%, a decrease of 89 basis points from 6.15% in 2002. The cost of interest-bearing liabilities decreased 70 basis points in 2003 to 1.11% from 1.81% in 2002. These decreases resulted primarily from decreased general market interest rates during 2003 as compared to 2002. The cost of total funding sources decreased 56 basis points in 2003 to 0.90% from 1.46%.

The following table presents the major factors that contributed to the changes in net interest income for the years ended December 31, 2003 and 2002 as compared to the respective previous periods.

------------------------------------------------------------------------------------------------------------------------
                                      2003 vs. 2002                                  2002 vs. 2001
                                   Increase (Decrease)                            Increase (Decrease)
                                  Due to Changes in (1)                          Due to Changes in (1)
------------------------------------------------------------------------------------------------------------------------
                           Volume        Rate           Total             Volume             Rate           Total
------------------------------------------------------------------------------------------------------------------------
                                                             (dollars in thousands)
Interest on
  Investments:
   Taxable               $186,070       ($65,123)      $120,947         $156,146           ($29,870)      $126,276
   Tax-exempt               6,277            706          6,983            1,968               (214)         1,754
   Trading                 (1,029)        (1,527)        (2,556)           1,558                253          1,811
Federal
    Funds sold               (356)          (254)          (610)          (1,802)            (3,270)        (5,072)
Interest on loans:
   Commercial
     mortgages             24,352        (10,574)        13,778           31,083            (17,291)        13,792
   Commercial              21,154         (6,710)        14,444           16,240            (17,045)          (805)
   Consumer                24,965        (17,970)         6,995           27,817            (13,936)        13,881
   Tax-exempt               4,515         (1,701)         2,814            1,612               (499)         1,113
------------------------------------------------------------------------------------------------------------------------
Total interest
  Income                  265,948       (103,153)       162,795          234,622            (81,872)       152,750
------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Savings                   9,453        (12,089)        (2,636)           9,678            (12,093)        (2,415)
  N.O.W.
   Accounts                   884         (1,682)          (798)           1,128             (2,606)        (1,478)
  Money
   Market plus             16,781        (20,685)        (3,904)          17,669            (24,332)        (6,663)
  Time
   Deposits                10,405        (18,077)        (7,672)          20,708            (20,730)           (22)
  Public funds             (1,069)        (6,711)        (7,780)           2,960            (19,455)       (16,495)
  Other
   Borrowed
   Money                    2,349           (924)         1,425              379             (2,048)        (1,669)
  Long-term
   Debt                        32         (1,517)        (1,485)           8,090                227          8,317
------------------------------------------------------------------------------------------------------------------------
Total interest
  Expense                  38,835        (61,685)       (22,850)          60,612            (81,037)       (20,425)
------------------------------------------------------------------------------------------------------------------------
Net increase             $227,113       ($41,468)      $185,645         $174,010              ($835)      $173,175
------------------------------------------------------------------------------------------------------------------------

(1) Changes due to both volume and rate have been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.

                            Commerce Bancorp, Inc. and Subsidiaries Average Balances and Net Interest Income

------------------------------------------------------------------------------------------------------------------------------------
                                                                    Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                              2003                            2002                            2001
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)            Average             Average     Average             Average     Average               Average
Earning Assets                    Balance    Interest  Rate       Balance    Interest   Rate      Balance    Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
Investment securities
     Taxable                    $ 10,777,538 $508,758  4.72%    $ 6,835,820  $387,811   5.67%    $4,083,493   $261,535     6.40%
     Tax-exempt                      201,775   13,835  6.86         110,235     6,852   6.22         78,572      5,098     6.49
     Trading                         193,376    9,637  4.98         214,016    12,193   5.70        186,678     10,382     5.56
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities       11,172,689  532,230  4.76       7,160,071   406,856   5.68      4,348,743    277,015     6.37
Federal funds sold                    22,530      255  1.13          54,043       865   1.60        166,619      5,937     3.56
Loans
     Commercial mortgages          2,419,855  152,642  6.31       2,037,091   138,864   6.82      1,581,118    125,072     7.91
     Commercial                    1,605,845   87,782  5.47       1,219,182    73,338   6.02        949,205     74,143     7.81
     Consumer                      2,224,197  137,138  6.17       1,815,679   130,143   7.17      1,427,586    116,262     8.14
     Tax-exempt                      269,592   21,230  7.87         212,261    18,416   8.68        193,678     17,303     8.93
------------------------------------------------------------------------------------------------------------------------------------
Total loans                        6,519,489  398,792  6.12       5,284,213   360,761   6.83      4,151,587    332,780     8.02
------------------------------------------------------------------------------------------------------------------------------------
Total earning assets             $17,714,708 $931,277  5.26%    $12,498,327  $768,482   6.15%    $8,666,949   $615,732     7.10%
------------------------------------------------------------------------------------------------------------------------------------
Sources of Funds
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities
     Savings                      $3,676,147  $27,596  0.75%    $ 2,416,884  $ 30,232   1.25%    $1,643,145   $ 32,647     1.99%
     N.O.W. accounts                 468,311    3,358  0.72         344,951     4,156   1.20        251,352      5,634     2.24
     Money market plus             6,495,847   47,353  0.73       4,193,963    51,257   1.22      2,748,236     57,920     2.11
     Time deposits                 2,335,124   53,721  2.30       1,882,823    61,393   3.26      1,247,741     61,415     4.92
     Public funds                    852,319   12,394  1.45         925,827    20,174   2.18        790,001     36,669     4.64
------------------------------------------------------------------------------------------------------------------------------------
Total deposits                    13,827,748  144,422  1.04       9,764,448   167,212   1.71      6,680,475    194,285     2.91

Other borrowed money                 423,538    3,263  0.77         118,734     1,839   1.55         94,257      3,508     3.72
Long-term debt                       200,000   12,080  6.04         199,464    13,565   6.80         80,500      5,248     6.52
------------------------------------------------------------------------------------------------------------------------------------
Total deposits and interest-
     bearing liabilities          14,451,286  159,765  1.11      10,082,646   182,616   1.81      6,855,232    203,041     2.96
Noninterest-bearing funds
     (net)                         3,263,422                      2,415,681                       1,811,717
------------------------------------------------------------------------------------------------------------------------------------
Total sources to fund
     earning assets              $17,714,708 $159,765  0.90     $12,498,327  $182,616   1.46     $8,666,949   $203,041     2.34
------------------------------------------------------------------------------------------------------------------------------------
Net interest income and
     margin tax-equivalent
     basis                                   $771,512  4.36                  $585,866   4.69                  $412,691     4.76
Tax-exempt adjustment                          15,646                          13,111                           11,365
                                             --------                        --------                       -----------
Net interest income and margin               $755,866  4.27%                 $572,755   4.58%                 $401,326     4.63%
Other Balances
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks            $ 922,188                       $630,134                      $  417,110
Other assets                       1,053,283                        702,898                         519,799
Total assets                      19,590,319                     13,752,237                       9,546,794
Demand deposits
     (noninterest-bearing)         3,826,885                      2,674,233                       1,962,354
Other  liabilities                   279,203                        212,775                         145,084
Stockholders' equity               1,032,945                        782,583                         584,124

Notes --Weighted average yields on tax-exempt obligatiohave been computed on a tax-equivalent basis assuming a federal tax rate of 35%.

      --Non-accrual loans have been included in the average loan balance.

      --Investment securities include investments available for sale.

      --Consumer loans include loans held for sale.

Noninterest Income

For 2003, noninterest income totaled $332.5 million, an increase of $75.0 million or 29% from 2002. Deposit charges and service fees had the largest increase of $29.6 million, or 23%. Other operating income increased by $23.5 million, or 66%, which includes the Company's insurance and capital markets divisions. Commerce Insurance, the Company's insurance brokerage subsidiary, recorded increased revenues of $10.6 million, or 19%, while Commerce Capital Markets generated increased revenues of $7.4 million, or 21%. The increase in other operating income is more fully depicted in the following chart.

                                   2003          2002
                               -------------  ------------
Deposit Charges & Service Fees     $160,678       $131,033
Other Operating Income:
   Insurance                         66,482         55,875
   Capital Markets                   42,518         35,082
   Loan Brokerage Fees               27,169         18,655
   Other                             31,780         16,821
                               -------------  ------------
     Total other                    167,949        126,433
                               -------------  ------------
Net Investment Securities
  Gains                               3,851
                               -------------  ------------
Total Noninterest Income           $332,478       $257,466
                               -------------  ------------

The increase in loan brokerage fees resulted from the volume of mortgage refinancing activity in 2003 related to historically low long-term interest rates. Management does not anticipate the same level of refinancing activity and fees in 2004. Other included gains on sale of loans, primarily SBA loans, which increased $10.4 million over 2002. Management intends to continue selling the majority of SBA loans originated in 2004.

Noninterest Expenses

Noninterest expenses totaled $763.4 million for 2003, an increase of $184.2 million, or 32% over 2002. Contributing to this increase was the addition of 46 new branches. With the addition of these new offices, staff, facilities, marketing, and related expenses rose accordingly. Occupancy costs increased by 70% during 2003. This increase is due to the growth in the metro New York market, where occupancy costs are higher especially in New York City.

Other noninterest expenses rose $26.0 million, or 21%, to $150.1 million in 2003. The primary increases in other noninterest expenses were increased business development expenses of $3.3 million to $24.9 million, increased bank-card related service charges of $3.5 million to $25.4 million, increased professional services/insurance expenses of $5.5 million to $24.6 million and increased provisions for non-credit-related losses of $2.4 million to $15.5 million.


A key industry productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (excluding other real estate expenses) to net interest income plus noninterest income (excluding non-recurring gains). This ratio equaled 70.38%, 69.73%, and 70.06%, in 2003, 2002, and 2001, respectively. Management believes the Company's aggressive growth activities will keep its efficiency ratio above its peer group.

Income Taxes

The provision for federal and state income taxes for 2003 was $98.8 million compared to $73.1 million in 2002 and $48.7 million in 2001. The effective tax rate was 33.7%, 33.5% and 32.1% in 2003, 2002, and 2001, respectively. The increase in the effective income tax rate for 2002 was primarily due to higher state income taxes under newly enacted tax laws in New Jersey.

Net Income

Net income for 2003 was $194.3 million, an increase of $49.5 million, or 34% over the $144.8 million recorded for 2002.

Historically, the Company's rate of revenue growth has exceeded the rate of growth in noninterest expenses, despite the Company's significant investment in infrastructure and people to support its ongoing branch expansion plans. In 2003, total revenues increased $258.1 million, or 31%, while noninterest expenses increased $184.2 million or 32%. As previously discussed, the interest rate environment in 2003 negatively impacted the Company's net interest margin and revenue growth. Management projects that deposit growth and an improved net interest margin will positively impact revenues in 2004, and that revenue growth will exceed the growth in noninterest expenses.

Diluted net income per share of common stock for 2003 was $2.61 compared to $2.04 per common share for 2002. Diluted net income per share for 2003 reflects the issuance of 5,000,000 shares of common stock in September 2003.

Return on Average Equity and Average Assets

Two industry measures of the performance by a banking institution are its return on average assets and return on average equity. Return on average assets ("ROA") measures net income in relation to total average assets and indicates a company's ability to employ its resources profitably. The Company's ROA was 0.99%, 1.05%, and 1.08% for 2003, 2002, and 2001, respectively. Return on average equity ("ROE") is determined by dividing annual net income by average stockholders' equity and indicates how effectively a company can generate net income on the capital invested by its stockholders. The Company's ROE was 18.81%, 18.50%, and 17.64% for 2003, 2002, and 2001, respectively.

The Company's ROE excluding the accumulated other comprehensive income component of stockholders equity (the unrealized appreciation/depreciation of its available for sale securities) was 19.33%, 20.28%, and 18.33% for 2003, 2002 and 2001 respectively.

Loan Portfolio

The following table summarizes the loan portfolio of the Company by type of loan as of December 31, for each of the years 1999 through 2003.

---------------------------------------------------------------------------------------------------------------
                                                                   December 31,
---------------------------------------------------------------------------------------------------------------
                                   2003              2002              2001            2000              1999
---------------------------------------------------------------------------------------------------------------
                                                                (dollars in thousands)
Commercial:
  Term                          $1,027,526           842,869          600,374        469,564            393,953
  Line of credit                   959,158           683,640          556,977        430,811            277,917
  Demand                             1,077               317              440          1,400              1,328
 ---------------------------------------------------------------------------------------------------------------
                                 1,987,761         1,526,826        1,157,791        901,775            673,198

Owner-occupied                   1,619,079         1,345,306        1,028,408        945,599            634,726

Consumer:
  Mortgages
  (1-4 family
  residential)                     918,686           626,652          471,680        351,644            428,453
  Installment                      138,437           140,493          161,647        154,415            125,856
  Home equity                    1,405,795         1,139,589          872,974        710,848            621,597
  Credit lines                      60,579            56,367           43,196         30,254             19,099
 ---------------------------------------------------------------------------------------------------------------
                                 2,523,497         1,963,101        1,549,497      1,247,161          1,195,005

Commercial real estate:
  Investor developer             1,167,672           885,276          799,799        578,982            452,579
  Construction                     142,567           102,080           47,917         13,743              5,580
 ---------------------------------------------------------------------------------------------------------------
                                 1,310,239           987,356          847,716        592,725            458,159
 ---------------------------------------------------------------------------------------------------------------
 Total loans                    $7,440,576        $5,822,589       $4,583,412     $3,687,260         $2,961,088
 ---------------------------------------------------------------------------------------------------------------

The Company manages risk associated with its loan portfolio through diversification, underwriting policies and procedures, and ongoing loan monitoring efforts. The commercial real estate portfolio includes investor/ developer permanent and construction loans and residential construction loans. Owner-occupied and investor/ developer loans generally have five year call provisions and bear the personal guarantees of the principals involved. Financing for investor/developer construction is generally for pre-leased or pre-sold property, while residential construction is provided against firm agreements of sale with speculative construction generally limited to two samples per project. The commercial loan portfolio is comprised of loans to businesses in the Philadelphia and New York City metropolitan areas. These loans are generally secured by business assets, personal guarantees, and/or personal assets of the borrower. The consumer loan portfolio is comprised primarily of loans secured by first and second mortgage liens on residential real estate.

The contractual maturity ranges of the loan portfolio and the amount of loans with predetermined interest rates and floating rates in each maturity range, as of December 31, 2003, are summarized in the following table.

-------------------------------------------------------------------------------------
                                           December 31, 2003
-------------------------------------------------------------------------------------
                         Due in One    Due in One to   Due in Over
                        Year or Less     Five Years     Five Years          Total
-------------------------------------------------------------------------------------
(dollars in thousands)
Commercial:
  Term                    $  336,652      $ 580,584      $ 110,290       $ 1,027,526
  Line of credit             920,292         38,866                          959,158
  Demand                       1,077                                           1,077
-------------------------------------------------------------------------------------
                           1,258,021        619,450        110,290         1,987,761

Owner-occupied               318,028        969,582        331,469         1,619,079

Consumer:
  Mortgages
   (1-4 family
   residential)               29,471        113,037        776,178           918,686
  Installment                 47,934         58,183         32,320           138,437
  Home equity                113,913        422,044        869,838         1,405,795
  Credit lines                21,809         38,770                           60,579
-------------------------------------------------------------------------------------
                             213,127        632,034      1,678,336         2,523,497
Commercial real estate:
  Investor developer         309,761        737,201        120,710         1,167,672
  Construction                71,968         70,599                          142,567
-------------------------------------------------------------------------------------
                             381,729        807,800        120,710         1,310,239
-------------------------------------------------------------------------------------
Total loans               $2,170,905     $3,028,866     $2,240,805        $7,440,576
-------------------------------------------------------------------------------------
Interest rates:
   Predetermined           $ 575,602     $2,070,183     $1,407,087        $4,052,872
   Floating                1,595,303        958,683        833,718         3,387,704
-------------------------------------------------------------------------------------
Total loans               $2,170,905     $3,028,866     $2,240,805        $7,440,576
-------------------------------------------------------------------------------------


During 2003, loans increased $1.6 billion, or 28% from $5.8 billion to $7.4 billion. At December 31, 2003, loans represented 36% of total deposits and 33% of total assets. All segments of the loan portfolio experienced growth in 2003. During the first three quarters of 2003, increased loan prepayment activity put pressure on overall loan growth. The prepayment activity slowed during the fourth quarter and helped result in increased loan growth relative to prior quarters. Management expects loan growth during 2004 to meet or exceed the growth in 2003, with commercial loan growth in the metro New York market helping to drive the growth.

The Company has traditionally been an active provider of real estate loans to creditworthy local borrowers, with such loans secured by properties within the Company's primary trade area. Loans to finance owner-occupied properties grew $273.8 million or 20% during 2003. Commercial loan growth of $460.9 million or 30% was led by activity in the middle market and healthcare sectors. Growth in consumer loans of $560.4 million, or 29%, was primarily in mortgage and home equity lending.

Non-Performing Loans and Assets

Non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at December 31, 2003 were $23.6 million or .10% of total assets, as compared to $17.8 million or .11% of total assets at December 31, 2002.

Total non-performing loans (non-accrual loans, and restructured loans, excluding loans past due 90 days or more and still accruing interest) at December 31, 2003 were $21.7 million as compared to $14.2 million a year ago. During 2003, consumer non-performing loans increased by approximately $3.5 million of loans that were part of attempts to defraud the Company and a number of other financial institutions and mortgage companies. The Company generally places a loan on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. Generally loans past due 90 days are placed on non-accrual status, unless the loan is both well secured and in the process of collection. At December 31, 2003, loans past due 90 days or more and still accruing interest amounted to $538 thousand, compared to $620 thousand at December 31, 2002. Additional loans considered by the Company's internal loan review department as potential problem loans of $47.7 million at December 31, 2003 have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

Other real estate (ORE) totaled $1.8 million at December 31, 2003 as compared to $3.6 million at December 31, 2002. These properties have been written down to the lower of cost or fair value less disposition costs.

The Company has, on an ongoing basis, updated appraisals on non-performing loans secured by real estate. In those instances where updated appraisals reflect reduced collateral values, an evaluation of the borrowers' overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for loan losses.

The following summary presents information regarding non-performing loans and assets as of December 31, 1999 through 2003.

-----------------------------------------------------------------------------------------------
                                                  Year Ended December 31,
-----------------------------------------------------------------------------------------------
                          2003          2002            2001          2000           1999
-----------------------------------------------------------------------------------------------
(dollars in thousands)
Non-accrual loans (1):
  Commercial            $ 6,867        $ 5,412         $ 6,835      $ 4,955        $ 2,254
  Consumer                9,242          2,734           1,484        1,295            674
  Real estate
   Construction             138            131           1,590        1,459             55
   Mortgage               5,494          5,891           6,924        5,840          5,230
-----------------------------------------------------------------------------------------------
  Total non-accrual
   loans                 21,741         14,168          16,833       13,549          8,213
-----------------------------------------------------------------------------------------------
Restructured loans (1):
  Commercial                  1              5               8           11            277
  Real estate mortgage                                                   82            192
-----------------------------------------------------------------------------------------------
  Total restructured
   loans                      1              5               8           93            469
-----------------------------------------------------------------------------------------------
Total non-performing
  loans                  21,742         14,173          16,841       13,642          8,682
-----------------------------------------------------------------------------------------------
Other real estate         1,831          3,589           1,549        2,959          3,523
-----------------------------------------------------------------------------------------------
Total non-performing
  assets(1):            $23,573        $17,762         $18,390      $16,601        $12,205
-----------------------------------------------------------------------------------------------
Non-performing
  assets as a percent
  of total assets          0.10%          0.11%           0.16%        0.20%          0.18%
-----------------------------------------------------------------------------------------------
Loans past due 90
  days or more and
  still accruing
  interest                 $538           $620            $519      $   489        $   499

-----------------------------------------------------------------------------------------------

(1)  Interest  income  of  approximately  $1,908,000,   $1,352,000,  $1,092,000,
     $1,731,000,  and $986,000  would have been  recorded in 2003,  2002,  2001,
     2000, and 1999 respectively, on non-performing loans in accordance with their original terms. Actual interest recorded on these loans amounted to $418,000 in 2003, $275,000 in 2002, $237,000 in 2001, $525,000 in 2000, and
     $255,000 in 1999.

Allowance for Loan Losses
The allowance for loan losses is maintained at a level believed adequate by management to absorb losses inherent in the loan portfolio. In conjunction with an internal loan review function that operates independently of the lending function, management monitors the loan portfolio to identify risks on a timely basis so that an appropriate allowance can be maintained. Based on an evaluation of the loan portfolio, management presents a quarterly review of the loan loss reserve to the Board of Directors, indicating any changes in the reserve since the last review and any recommendations as to adjustments in the reserve. In making its evaluation, in addition to the factors discussed below, management considers the results of regulatory examinations, which typically include a review of the allowance for loan losses as an integral part of the examination process.

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

The allowance for loan losses is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Charge-offs occur when loans are deemed to be uncollectible. During 2003, net charge-offs amounted to $10.5 million, or .16% of average loans outstanding for the year, compared to $9.4 million, or .18% of average loans outstanding for 2002. During 2003, the Company recorded provisions of $31.9 million to the allowance for loan losses compared to $33.2 million for 2002. The Company continued to proactively manage its exposure to credit risk in 2003. Based upon consistent application of the Company's reserve methodology, allowance levels increased by $21.3 million to $122.1 million or 1.51% of total loans at December 31, 2003, but decreased as a percentage of the total loans due to growth in the portfolio.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

 ---------------------------------------------------------------------------------------------
                                                Year Ended December 31,
 ---------------------------------------------------------------------------------------------
                              2003         2002          2001         2000          1999
 ---------------------------------------------------------------------------------------------
 (dollars in thousands)
 Balance at beginning
    of period                $90,733      $66,981      $48,680       $38,382      $31,265
 Provisions charged to
    operating expenses        31,850       33,150       26,384        13,931        9,175
 ---------------------------------------------------------------------------------------------
                             122,583      100,131       75,064        52,313       40,440
 ---------------------------------------------------------------------------------------------
 Recoveries of loans
    previously charged-off:
      Commercial                 669          815          552           313          551
      Consumer                   584          339          288           249          286
      Commercial real
       estate                     11          176          134            14          132
 ---------------------------------------------------------------------------------------------
 Total recoveries              1,264        1,330          974           576          969
 ---------------------------------------------------------------------------------------------
 Loans charged-off:
      Commercial              (5,601)      (7,181)      (5,862)       (2,936)      (1,599)
      Consumer                (5,950)      (3,514)      (2,784)       (1,220)      (1,078)
      Commercial real
       estate                   (239)         (33)        (411)          (53)        (350)
 ---------------------------------------------------------------------------------------------
 Total charged-off           (11,790)     (10,728)      (9,057)       (4,209)      (3,027)
 ---------------------------------------------------------------------------------------------
 Net charge-offs             (10,526)      (9,398)      (8,083)       (3,633)      (2,058)
 ---------------------------------------------------------------------------------------------
 Balance at end of period   $112,057      $90,733      $66,981       $48,680      $38,382
 ---------------------------------------------------------------------------------------------
 Net charge-offs as a
    percentage of average
    loans outstanding           0.16%       0.18%        0.19%         0.11%        0.08%
 ---------------------------------------------------------------------------------------------
 Allowance for loan losses
    as a percentage of
    year-end loans              1.51%       1.56%        1.46%         1.32%        1.30%
 ---------------------------------------------------------------------------------------------


Allocation of the Allowance for Loan Losses
The following table details the allocation of the allowance for loan losses to the various categories, owner-occupied is included in commercial real estate. The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans.

 -------------------------------------------------------------------------------------------------------------------------
                                                   Allowance for Loan Losses at December 31,
 -------------------------------------------------------------------------------------------------------------------------
                            2003                2002                2001                2000               1999
 -------------------------------------------------------------------------------------------------------------------------
                               % Gross             % Gross             % Gross             % Gross            % Gross
                       Amount   Loans      Amount   Loans     Amount    Loans     Amount    Loans     Amount   Loans
 -------------------------------------------------------------------------------------------------------------------------
 (dollars in thousands)
  Commercial            $50,400    27%     $33,708     26%     $24,110    25%      $20,396      24%    $14,268    23%
  Consumer               13,082    34       14,497     34        9,915    34         4,632      34       4,120    40
  Commercial real
  estate                 48,575    39       42,528     40       32,956    41        23,652      42      19,994    37
 -------------------------------------------------------------------------------------------------------------------------
                       $112,057   100%     $90,733    100%     $66,981   100%      $48,680     100%    $38,382   100%
 -------------------------------------------------------------------------------------------------------------------------

Investment Securities

The following table summarizes the book value of securities available for sale and securities held to maturity by the Company as of the dates shown.

--------------------------------------------------------------------------------------------
                                                            December 31,
--------------------------------------------------------------------------------------------
                                           2003                2002                2001
--------------------------------------------------------------------------------------------
(dollars in thousands)
U.S. Government agency
   and mortgage-backed
   obligations                         $10,511,545         $7,659,737            $3,994,523
Obligations of state and
   political subdivisions                   30,927             23,185                82,922
Equity securities                           16,588             24,054                16,325
Other                                       91,595             99,803                58,934
--------------------------------------------------------------------------------------------
Securities available
   for sale                            $10,650,655         $7,806,779            $4,152,704
--------------------------------------------------------------------------------------------
U.S. Government agency
   and mortgage-backed
   obligations                         $ 2,193,577         $  624,688            $1,044,266
Obligations of state and
   political subdivisions                  227,199             91,204                50,602
Other                                       69,708             47,134                37,304
--------------------------------------------------------------------------------------------
Securities held to
   maturity                            $ 2,490,484         $  763,026            $1,132,172
--------------------------------------------------------------------------------------------


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

In total, investment securities increased $4.4 billion from $8.9 billion to $13.3 billion at December 31, 2003. Deposit growth and other funding sources were used to increase the Company's investment portfolio. The available for sale portfolio increased $2.8 billion to $10.7 billion, and the securities held to maturity portfolio increased $1.7 billion to $2.5 billion at year-end 2003. The portfolio of trading securities decreased $156.0 million from year-end 2002 to $170.5 million at year-end 2003. During 2003, management determined it was appropriate to classify a greater portion of its securities purchases as held to maturity. By the end of 2004, up to a third of the investment portfolio may be in held to maturity securities.

At December 31, 2003, the average life and duration of the investment portfolio were approximately 4.9 years and 3.9 years, respectively, as compared to 3.0 years and 2.5 years, respectively, at December 31, 2002. At December 31, 2003 the yield on the portfolio was 4.84%, down from 5.30% at December 31, 2002. The decrease in yield was due to lower reinvestment rates, which reflect lower general market interest rates in 2003 as compared to 2002.

The Company's significant cash flow provides reinvestment opportunities as interest rates change. In addition, management continually reviews and repositions the investment portfolio to adjust for current and anticipated interest rate and yield curve levels. This repositioning involved sales of approximately $4.8 billion during 2003. Management expects to continue the repositioning of the investment portfolio in 2004 as warranted by the changing interest rate environment.

The Company's investment portfolio consists primarily of U.S. Government agency and mortgage-backed obligations. These securities have little, if any, credit risk since they are either backed by the full faith and credit of the U.S. Government, or are guaranteed by an agency of the U.S. Government, or are AAA rated. These investment securities carry fixed coupons whose rate does not change over the life of the securities. Certain securities are purchased at premiums or discounts. Their yield will change depending on any change in the estimated rate of prepayments. The Company amortizes premiums and accretes discounts over the estimated average life of the securities. Changes in the estimated average life of the investment portfolio will lengthen or shorten the period in which the premium or discount must be amortized or accreted, thus affecting the Company's investment yields. For the year ended December 31, 2003, the yield on the investment portfolio was 4.76%, a decrease of 92 basis points from 5.68% in fiscal 2002. The decrease in yield is a reflection of the general decline in market interest rates in 2003.

At December 31, 2003, the net unrealized depreciation in securities available for sale included in stockholders' equity totaled $3.7 million, net of tax, compared to net unrealized appreciation of $113.6 million, net of tax, at December 31, 2002.

The contractual maturity distribution and weighted average yield of the Company's investment portfolio (excluding equity and trading securities) at December 31, 2003, are summarized in the following table. Weighted average yield is calculated by dividing income within each maturity range by the outstanding amortized cost amount of the related investment and has been tax effected, assuming a federal tax rate of 35%, on tax-exempt obligations.


---------------------------------------------------------------------------------------------------------------------------
                                                                    December 31, 2003
---------------------------------------------------------------------------------------------------------------------------
                                 Due Under 1 Year   Due 1-5 Years    Due 5-10 Years  Due Over 10 Years       Total
---------------------------------------------------------------------------------------------------------------------------
                                  Amount   Yield    Amount    Yield   Amount  Yield    Amount   Yield    Amount    Yield
---------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
Securities available for sale:
U.S. Government agency and
   mortgage-backed obligations   $137,589   1.00%   $     1    8.50%  $346,674   4.50% $10,027,281  4.95% $10,511,545  4.89%
Obligations of state and
   political subdivisions           3,660   7.08     12,739    6.86      7,574   5.83        6,954  6.27       30,927  6.50
Other securities                   12,681   5.18        175    3.75     53,121   3.38       25,618  8.60       91,595  5.09
----------------------------------------------------------------------------------------------------------------------------
                                 $153,930   1.49%   $12,915    6.82%  $407,369   4.38% $10,059,853  4.96% $10,634,067  4.89%
----------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
U.S. Government agency and
   mortgage-backed obligations     $  415   7.22%   $ 5,005    6.52%  $488,141   4.21% $ 1,700,016  4.92% $ 2,193,577  4.77%

Obligations of state and
   political subdivisions          99,837   1.18        112    2.17     14,661   7.65      112,589  6.49      227,199  4.11
Other securities                   69,708   1.79                                                               69,708  1.79
----------------------------------------------------------------------------------------------------------------------------
                                 $169,960   1.45%   $ 5,117    6.43%  $502,802   4.31% $ 1,812,605  5.01% $ 2,490,484  4.63%
----------------------------------------------------------------------------------------------------------------------------


Deposits

Total deposits at December 31, 2003 were $20.7 billion, an increase of $6.2 billion or 42% above total deposits of $14.5 billion at December 31, 2002. The Company remains a deposit-driven financial institution with emphasis on core deposit accumulation and retention as a basis for sound growth and profitability. The Company regards core deposits as all deposits other than public certificates of deposit. Deposits in the various core categories increased $5.9 billion from year-end 2002 to year-end 2003.

Total deposits averaged $17.7 billion for 2003, an increase of $5.2 billion or 42% above the 2002 average. The average balance of noninterest-bearing demand deposits in 2003 was $3.8 billion, a $1.2 billion or 43% increase over the average balance for 2002. The average total balance of passbook and statement savings accounts increased $1.3 billion, or 52% compared to the prior year. The average balance of interest-bearing demand accounts (money market and N.O.W. accounts) for 2003 was $7.0 billion, a $2.4 billion or 53% increase over the average balance for the prior year. The average balance of time deposits for 2003 was $3.2 billion, a $378.8 million or 13% increase over the average balance for 2002. For 2003, the cost of total deposits was 0.82% as compared to 1.34% in 2002.

The Company believes that its record of sustaining core deposit growth is reflective of the Company's retail approach to banking which emphasizes a combination of superior customer service, convenient branch locations, extended hours of operation, free checking accounts (subject to a small minimum balance requirement) and active marketing. This approach is especially reflected in the Company's comparable store deposit growth. The Company's comparable store deposit growth is measured as the year over year percentage increase in core deposits for branches open two years or more at the balance sheet date. At December 31, 2003, the comparable store deposit growth was 27% and included 184 branches. Management expects strong comparable store deposit growth in 2004 as additional metro New York stores continue to be added to the calculation.

The average balances and weighted average rates of deposits for each of the years 2003, 2002, and 2001 are presented below.


-------------------------------------------------------------------------------------------------------------------------
                                                      2003                      2002                      2001
-------------------------------------------------------------------------------------------------------------------------
                                              Average      Average      Average      Average      Average     Average
                                              Balance        Rate       Balance        Rate       Balance       Rate
-------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
Demand deposits:
  Noninterest-bearing                       $  3,826,885               $ 2,674,233                $1,962,354
  Interest-bearing (money market and
   N.O.W. accounts)                            6,964,158     0.73%       4,538,914     1.22%       2,999,588    2.12%
Savings deposits                               3,676,147     0.75        2,416,884     1.25        1,643,145    1.99
Time deposits/public funds                     3,187,443     2.07        2,808,650     2.90        2,037,742    4.81
-------------------------------------------------------------------------------------------------------------------------
Total deposits                              $ 17,654,633               $12,438,681                $8,642,829
-------------------------------------------------------------------------------------------------------------------------

The remaining maturity of certificates of deposit for $100,000 or more as of December 31, 2003, 2002 and 2001 is presented below:

---------------------------------------------------------------------------------------------------------
Maturity                                2003                     2002                     2001
---------------------------------------------------------------------------------------------------------
(dollars in thousands)
3 months or less                      $1,017,986               $  950,299               $  897,304
3 to 6 months                            222,740                  116,721                  137,388
6 to 12 months                           112,800                  103,449                   70,630
Over 12 months                            23,272                   10,646                    6,820
---------------------------------------------------------------------------------------------------------
Total                                 $1,376,798               $1,181,115               $1,112,142
---------------------------------------------------------------------------------------------------------


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

The following table illustrates the GAP position of the Company as of December 31, 2003.

-------------------------------------------------------------------------------------------------------
                                                    Interest Rate Sensitivity Gaps
                                                          December 31, 2003
-------------------------------------------------------------------------------------------------------

                           1-90         91-180     181-365        1-5        Beyond
                           Days          Days         Days       Years       5 Years        Total
-------------------------------------------------------------------------------------------------------
(dollars in millions)
Rate sensitive:
  Interest-earning
   assets
   Loans                 $3,832.1        $108.3       $180.3    $1,926.9      $1,414.1     $7,461.7
   Investment
    securities              765.7         726.8      1,338.4     6,622.3       3,858.4     13,311.6
-------------------------------------------------------------------------------------------------------
Total interest-
  earning assets          4,597.8         835.1      1,518.7     8,549.2       5,272.5     20,773.3
-------------------------------------------------------------------------------------------------------
Interest-bearing
  liabilities
  Transaction
   accounts               4,053.5                                              8,743.1     12,796.6
  Time deposits           1,346.8         717.9        736.7       528.6                    3,330.0
  Other borrowed
   money                    311.5                                                             311.5
  Long-term debt                                                                 200.0        200.0
-------------------------------------------------------------------------------------------------------
Total interest-
  bearing
  liabilities             5,711.8         717.9        736.7       528.6       8,943.1     16,638.1
-------------------------------------------------------------------------------------------------------
Period gap               (1,114.0)        117.2        782.0     8,020.6      (3,670.6)    $4,135.2
-------------------------------------------------------------------------------------------------------
Cumulative gap          $(1,114.0)      $(996.8)     $(214.8)   $7,805.8      $4,135.2
-------------------------------------------------------------------------------------------
Cumulative gap as a
  percentage of total
  interest-earning
  assets                     (5.4) %       (4.8)%       (1.0)%      37.6%         19.9%
-------------------------------------------------------------------------------------------


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

The Company's Asset/Liability Committee (ALCO) policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 10% of net income in the flat rate scenario in the first year and within 15% over the two year time frame. Net income in the flat rate scenario is projected to increase by approximately 25% per year. The following table illustrates the impact on projected net income at December 31, 2003 and 2002 of a plus 200 and minus 100 basis point change in interest rates.

------------------------------------------------------------
                                  Basis Point Change:
------------------------------------------------------------
                                Plus 200       Minus 100
------------------------------------------------------------
December 31, 2003:
   Twelve Months                   1.6%           (2.3)%
   Twenty Four Months              6.8%           (2.3)%

December 31, 2002:
   Twelve Months                   8.8%           (5.4)%
   Twenty Four Months             13.5%           (7.3)%

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate plus 200 and minus 100 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate plus 200 or minus 100 basis point change would result in the loss of 45% or more of the excess of market value over book value in the current rate scenario. At December 31, 2003, the market value of equity indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of the Company's assets and liabilities given an immediate plus 200 or minus 100 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company's core deposits, or the core deposit premium. Utilizing an independent consultant, the Company has completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums as permitted by the Company's regulatory authorities. The studies have consistently confirmed management's assertion that the Company's core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than the Company's loans and investment securities. Thus, these core deposit balances provide an internal hedge to market value fluctuations in the Company's fixed rate assets. Management believes the core deposit premiums produced by its core deposit study and utilized in its market value of equity model at December 31, 2003 provide an accurate assessment of the Company's interest rate risk. The following table depicts the average lives of the Company's loans, investments and deposits at December 31, 2003:

        --------------------------------------------
                                      Average Life
                                       (in years)
        --------------------------------------------

           Loans                           3.5

           Investments                     4.9

           Deposits                       13.6


The MVE analyzes both sides of the balance sheet and, as indicated below, demonstrates the inherent value of the Company's core deposits in a rising rate environment. As rates rise, the value of the Company's core deposits increases which helps offset the decrease in value of the Company's fixed rate assets. The following table summarizes the market value of equity at December 31, 2003 (in millions, except for per share amounts):

------------------------------------------------------------
                            Market Value of
                                 Equity        Per Share
------------------------------------------------------------

   Plus 200 basis point          $3,254           $58.95

   Current Rate                  $3,379           $60.57

   Minus 100 basis point         $2,646           $51.05


Although the use of derivatives in 2003 was minimal, the Company may utilize interest rate derivatives to manage interest rate risk, including interest rate swaps, interest rate caps and floors, interest rate forwards, and exchange-traded futures and options contracts. Further discussion of the accounting for derivative instruments is included in Note 1 to the consolidated financial statements.

Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company's liquidity needs are primarily met by growth in core deposits, its cash and federal funds sold position, and cash flow from its amortizing investment and loan portfolios. If necessary, the Company has the ability to raise liquidity through collateralized borrowings, FHLB advances, or the sale of its available for sale investment portfolio. As of December 31, 2003 the Company had in excess of $9.0 billion in immediately available liquidity which includes securities that could be sold or used for collateralized borrowings, cash on hand, and borrowing capacities under existing lines of credit. During 2003, deposit growth and short-term borrowings were used to fund growth in the loan portfolio and purchase additional investment securities.

Other Borrowed Money

Other borrowed money, or short-term borrowings, which consist primarily of securities sold under agreement to repurchase, federal funds purchased, and lines of credit, were used in 2003 to meet short-term liquidity needs. For 2003, short-term borrowings averaged $423.5 million as compared to $118.7 million in 2002. The average rate on the Company's short-term borrowings was 0.77% and 1.55% during 2003 and 2002, respectively. As of December 31, 2003, short-term borrowings included $200.0 million of securities sold under agreements to repurchase at an average rate of 1.27%, compared to $391.6 million at an average rate of 1.48% as of December 31, 2002.

Long-Term Debt

On March 11, 2002 the Company issued $200 million of 5.95% Convertible Trust Capital Securities through Commerce Capital Trust II, a Delaware business trust. The Convertible Trust Capital Securities mature in 2032. The net proceeds of this offering were used for general corporate purposes, including the redemption of the Company's $57.5 million of 8.75% Trust Capital Securities on July 1, 2002 and the repayment of the Company's $23.0 million of 8 3/8% subordinated notes on May 20, 2002.

Holders of the Convertible Trust Capital Securities may convert each security into 0.9478 shares of Company common stock, subject to adjustment, if (1) the closing sale price of Company common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of any calendar quarter beginning with the quarter ending June 30, 2003 is more than 110% of the Convertible Trust Capital Securities conversion price ($52.75 at December 31, 2003) then in effect on the last day of such calendar quarter, (2) the assigned credit rating by Moody's of the Convertible Trust Capital Securities is at or below Bal, (3) the Convertible Trust Capital Securities are called for redemption, or (4) specified corporate transactions have occurred. As of December 31, 2003, the Convertible Trust Capital Securities were not convertible.

The Company may force conversion of the Convertible Trust Capital Securities if, at any time on or after March 11, 2005, the closing sale price of Company common stock for at least 20 trading days in a period of 30 consecutive trading days exceeds 120% of the Convertible Trust Capital Securities conversion price ($52.75 at December 31, 2003).

Once any of the above conditions are met, the Convertible Trust Capital Securities will be convertible into approximately 3.8 million shares of the Company's common stock. The effect of these securities on diluted earnings per share is calculated using the if-converted method. Under the if-converted method, the related interest charges on the Convertible Trust Capital Securities, adjusted for income taxes, is added back to the numerator and the common shares to be issued upon conversion are added to the denominator. If any of the above conditions are met in 2004, the impact of the if-converted method on diluted earnings per share will not be material.

Stockholders' Equity and Dividends

At December 31, 2003, stockholders' equity totaled $1,277.3 million, up $359.3 million or 39% over stockholders' equity of $918.0 million at December 31, 2002. This increase was due to the Company's increase in net income for the year and shares issued under the Company's common stock offering in September, the dividend reinvestment plan and employee compensation and benefit plans. Stockholders' equity as a percent of total assets was 5.6% at December 31, 2003 and 2002, respectively.

Capital Resources

In August 2003, the Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission (SEC). This shelf registration statement allows the Company to periodically offer and sell, individually or in any combination, common stock, preferred stock, debt securities, trust preferred securities, warrants to purchase other securities and units (which include a combination of any of the preceding securities) up to a total of $500 million, subject to market conditions and the Company's capital needs. During September 2003, the Company completed an offering of 5,000,000 shares of common stock for aggregate proceeds of approximately $209 million under this Form S-3 shelf registration. The proceeds from this offering are being used to support the Company's future growth.

Risk-based capital standards issued by bank regulatory authorities in the United States attempt to relate a banking company's capital to the risk profile of its assets and provide the basis for which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes stockholders' equity (adjusted for goodwill, other intangibles, and the unrealized appreciation/depreciation in securities available for sale) plus the Convertible Trust Capital Securities. The Federal Reserve Board is evaluating the qualification of the Convertible Trust Capital Securities as Tier 1 capital. Total capital is comprised of all of the components of Tier 1 capital plus qualifying subordinated debt instruments and the reserve for possible loan losses.

Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. The following table provides a comparison of the Company's risk-based capital ratios and leverage ratio to the minimum regulatory requirements for the periods indicated.

--------------------------------------------------------------------------
                                                              Minimum
                                                            Regulatory
                                   December 31,            Requirements
--------------------------------------------------------------------------
                                2003          2002       2003       2002
--------------------------------------------------------------------------
Risk based capital ratios:
   Tier 1                       12.66%       11.47%      4.00%      4.00%
   Total capital                13.62        12.51       8.00       8.00
Leverage ratio                   6.61         6.37       4.00       4.00
--------------------------------------------------------------------------

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

At December 31, 2003 the Company's consolidated capital levels and each of the Company's banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. If it is determined that the Convertible Trust Capital Securities no longer qualify as Tier 1 capital, the Company will remain "well capitalized".

The Company's common stock is listed for trading on the New York Stock Exchange under the symbol CBH. The quarterly market price ranges and dividends paid per common share for each of the last two years are shown in the table below. As of February 5, 2004, there were approximately 49,000 holders of record of the Company's common stock.

------------------------------------------------------------
                     Common Share Data
------------------------------------------------------------
                           Market Prices
                         -----------------  Cash Dividends
                           High      Low       Per Share
------------------------------------------------------------
2003 Quarter Ended
 December 31                $53.30   $47.33     $0.16000
 September 30                47.91    37.30      0.17000
 June 30                     40.67    36.37      0.16000
 March 31                    45.60    37.74      0.17000

2002 Quarter Ended
 December 31                $47.23   $36.42     $0.15000
 September 30                47.85    38.88      0.15000
 June 30                     50.24    43.70      0.15000
 March 31                    45.05    38.20      0.15000
------------------------------------------------------------


The Company offers a Dividend Reinvestment and Stock Purchase Plan by which dividends on the Company's common stock and optional monthly cash payments may be invested in the Company's common Stock at a 3% discount (subject to change) to the market price and without payment of brokerage commissions.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company enters into commitments to extend credit, such as letters of credit, which are not reflected in the consolidated financial statements. See note 12 to the Company's consolidated financial statements included elsewhere herein.

The Company has various contractual obligations that may require future cash payments. The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date excluding interest.

   Contractual Obligations                           Payments Due By Period
----------------------------------------------------------------------------------------------
                                             One to   Three to      Beyond
                              One Year       Three      Five         Five
                              or Less        Years      Years        Years         Total
----------------------------------------------------------------------------------------------
(dollars in millions)
Deposits without a stated
  maturity                   $ 5,425.9                              $11,945.5    $17,371.4
Certificates of deposits       2,801.4        404.1      124.5                     3,330.0
Other borrowed money             311.5                                               311.5
Long-term debt                                                         200.0         200.0
Operating leases                  29.0         58.2       57.0         299.0         443.2



Related Parties

The Company engaged in certain activities with entities that would be considered related parties. Management believes disbursements made to related parties were substantially equivalent to those that would have been paid to unaffiliated companies for similar goods and services. See notes 4 and 7 to the Company's consolidated financial statements included elsewhere herein.

Recent Accounting Statements

See note 1 to the Company's consolidated financial statements included elsewhere herein.

Results of Operations - 2002 versus 2001

Net income for 2002 was $144.8 million compared to $103.0 million in 2001. Diluted net income per common share was $2.04 compared to $1.51 per common share for the prior year.

Net interest income on a tax-equivalent basis for 2002 amounted to $585.9 million, an increase of $173.2 million, or 42% over 2001.

Interest income on a tax-equivalent basis increased $152.8 million or 25% to $768.5 million in 2002. This increase was primarily related to volume increases in the loan and investment portfolios. Interest expense for 2002 decreased $20.4 million to $182.6 million from $203.0 million in 2001. This decrease was primarily related to decreases in the rates paid on the Company's deposits and other borrowed money.

The provision for loan losses was $33.2 million in 2002 compared to $26.4 million in the prior year.

For 2002, noninterest income totaled $257.5 million, an increase of $60.7 million or 31% from 2002. The growth in noninterest income was primarily reflected in increased deposit and service fees and other operating income, including the Company's insurance and capital markets divisions. Deposit charges and service fees increased $30.1 million, or 30%, over 2001 due primarily to higher transaction volumes. Commerce Insurance recorded an increase of $6.1 million in revenues to $55.9 million from $49.8 million in 2001. Commerce
Capital Markets generated noninterest revenues of $35.1 million in 2002, an increase of $13.1 million from revenues of $22.0 million in 2001. Loan brokerage fees increased by $7.7 million in 2002.

Noninterest expenses totaled $579.2 million for 2002, an increase of $159.2 million, or 38% over 2001. Contributing to this increase was the addition of 40 new branches. With the addition of these new offices, staff, facilities, marketing, and related expenses rose accordingly. Salaries and benefits had the largest increase of $78.9 million during 2002. Other noninterest expenses rose $37.2 million to $124.1 million in 2002. This increase included increased bank-card related service charges of $8.3 million, increased business development expenses of $6.6 million and increased professional services/insurance expenses of $5.4 million.

Mergers and Acquisitions

During 2003, the Company purchased The Porch Agency, an insurance brokerage agency. The Company issued approximately 44,000 shares of common stock in connection with this immaterial acquisition.

                           ---------------------------

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

See Item 7,  Management's  Discussion  and Analysis of Financial  Condition  and
Results  of  Operations;   Interest  Rate  Sensitivity  and  Liquidity  included
elsewhere herein.

Item 8.       Financial Statements and Supplementary Data

Consolidated Balance Sheets

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                       December 31
--------------------------------------------------------------------------------------------------------------------------------
                     (dollars in thousands)                                                     2003               2002
--------------------------------------------------------------------------------------------------------------------------------
Assets               Cash and due from banks                                                   $  910,092        $  811,434
                     Federal funds sold
                     -----------------------------------------------------------------------------------------------------------
                        Cash and cash equivalents                                                 910,092           811,434
                     Loans held for sale                                                           42,769            96,920
                     Trading securities                                                           170,458           326,479
                     Securities available for sale                                             10,650,655         7,806,779
                     Securities held to maturity                                                2,490,484           763,026
                        (market value 2003 -$2,467,192; 2002- $791,889)
                     Loans                                                                      7,440,576         5,822,589
                        Less allowance for loan losses                                            112,057            90,733
                     -----------------------------------------------------------------------------------------------------------
                                                                                                7,328,519         5,731,856
                     Bank premises and equipment, net                                             811,451           580,818
                     Other assets                                                                 307,752           286,669
                     -----------------------------------------------------------------------------------------------------------
                     Total assets                                                             $22,712,180       $16,403,981
--------------------------------------------------------------------------------------------------------------------------------
Liabilities          Deposits:
                        Demand:
                           Noninterest-bearing                                                 $4,574,714        $3,243,091
                           Interest-bearing                                                     8,574,297         5,635,351
                        Savings                                                                 4,222,282         2,861,677
                        Time                                                                    3,330,107         2,808,722
                     -----------------------------------------------------------------------------------------------------------
                               Total deposits                                                  20,701,400        14,548,841

                     Other borrowed money                                                         311,510           391,641
                     Other liabilities                                                            221,982           345,489
                     Long-term debt                                                               200,000           200,000
                     -----------------------------------------------------------------------------------------------------------
                                                                                               21,434,892        15,485,971
--------------------------------------------------------------------------------------------------------------------------------
Stockholders'        Common stock, 76,869,415 shares issued (68,043,171 shares in 2002)            76,869            68,043
Equity               Capital in excess of par value                                               866,095           538,795
                     Retained earnings                                                            347,365           199,604
                     Accumulated other comprehensive (loss) income                                 (3,702)          113,614
                     -----------------------------------------------------------------------------------------------------------
                                                                                                1,286,627           920,056
                     Less treasury stock, at cost, 363,076 shares (209,794 shares in 2002)          9,339             2,046
                     -----------------------------------------------------------------------------------------------------------
                               Total stockholders' equity                                       1,277,288           918,010
                     -----------------------------------------------------------------------------------------------------------
                     Total liabilities and stockholders' equity                               $22,712,180       $16,403,981
                     -----------------------------------------------------------------------------------------------------------
                     See accompanying notes.

Consolidated Statements of Income


--------------------------------------------------------------------------------------------------------------------------------
                                                                                            Year Ended December 31,
--------------------------------------------------------------------------------------------------------------------------------
                   (dollars in thousands, except per share amounts)                  2003            2002            2001
--------------------------------------------------------------------------------------------------------------------------------
Interest           Interest and fees on loans                                        $391,361        $354,315        $326,723
Income             Interest on investment securities                                  524,015         400,191         271,707
                   Other interest                                                         255             865           5,937
                   -------------------------------------------------------------------------------------------------------------
                                Total interest income                                 915,631         755,371         604,367
                   -------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Interest           Interest on deposits:
Expense                 Demand                                                         50,711          55,413          63,554
                        Savings                                                        27,596          30,232          32,647
                        Time                                                           66,115          81,567          98,084
                   -------------------------------------------------------------------------------------------------------------
                                Total interest on deposits                            144,422         167,212         194,285
                   Interest on other borrowed money                                     3,263           1,839           3,508
                   Interest on long-term debt                                          12,080          13,565           5,248
                   -------------------------------------------------------------------------------------------------------------
                                Total interest expense                                159,765         182,616         203,041
                   -------------------------------------------------------------------------------------------------------------

                   Net interest income                                                755,866         572,755         401,326
                   Provision for loan losses                                           31,850          33,150          26,384
                   -------------------------------------------------------------------------------------------------------------
                   Net interest income after provision for loan losses                724,016         539,605         374,942
--------------------------------------------------------------------------------------------------------------------------------
Noninterest        Deposit charges and service fees                                   160,678         131,033         100,912
Income             Other operating income                                             167,949         126,433          94,913
                   Net investment securities gains                                      3,851                             980
                   -------------------------------------------------------------------------------------------------------------
                                Total noninterest income                              332,478         257,466         196,805
                   -------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Noninterest        Salaries and benefits                                              354,954         276,933         198,034
Expense            Occupancy                                                           95,926          56,498          39,152
                   Furniture and equipment                                             89,162          66,700          50,724
                   Office                                                              39,190          31,186          26,808
                   Marketing                                                           34,075          23,733          18,378
                   Other                                                              150,085         124,118          86,940
                   -------------------------------------------------------------------------------------------------------------
                                Total noninterest expenses                            763,392         579,168         420,036
                   -------------------------------------------------------------------------------------------------------------
                   Income before income taxes                                         293,102         217,903         151,711
                   Provision for federal and state income taxes                        98,815          73,088          48,689
                   -------------------------------------------------------------------------------------------------------------
                   -------------------------------------------------------------------------------------------------------------
                   Net income                                                        $194,287        $144,815        $103,022
                   -------------------------------------------------------------------------------------------------------------

                   Net income per common and common equivalent share:
                            Basic                                                   $   2.73        $   2.16        $   1.59
                   -------------------------------------------------------------------------------------------------------------
                            Diluted                                                 $   2.61        $   2.04        $   1.51
                   -------------------------------------------------------------------------------------------------------------
                   Average common and common equivalent shares outstanding:
                            Basic                                                     71,084          66,795          64,666
                   -------------------------------------------------------------------------------------------------------------
                            Diluted                                                   74,462          70,903          68,102
                   -------------------------------------------------------------------------------------------------------------
                   Cash dividends, common stock                                     $   0.66        $   0.60         $  0.55
                   -------------------------------------------------------------------------------------------------------------

                   See accompanying notes.


Consolidated Statements of Cash Flows

------------------------------------------------------------------------------------------------------------------------------
                                                                                           Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------
                   (dollars in thousands)                                             2003           2002           2001
------------------------------------------------------------------------------------------------------------------------------
Operating          Net income                                                        $194,287       $144,815       $103,022
Activities         Adjustments to reconcile net income to net cash
                      provided by operating activities:
                        Provision for loan losses                                      31,850         33,150         26,384
                        Provision for depreciation, amortization
                          and accretion                                               132,432         70,462         44,263
                        Gains on sales of securities available for sale                (3,851)                         (980)
                        Proceeds from sales of loans held for sale                  1,429,072      1,375,768        688,752
                        Originations of loans held for sale                        (1,347,347)    (1,399,427)      (720,222)
                        Net decrease (increase) in trading securities                 156,021        (43,668)      (173,505)
                        Increase in other assets                                      (30,489)      (107,483)       (91,800)
                        (Decrease) increase in other liabilities                      (55,229)       150,194        148,055
                        Deferred income tax expense (benefit)                          15,417          6,359         (4,054)
                   -----------------------------------------------------------------------------------------------------------
                                Net cash provided by operating activities             522,163        230,170         19,915

Investing          Proceeds from the sales of securities available for sale         4,864,321      1,506,996        381,341
Activities         Proceeds from the maturity of securities available for sale      4,828,747      2,413,025        895,077
                   Proceeds from the maturity of securities held to maturity          613,848        486,292        384,388
                   Purchase of securities available for sale                      (12,777,850)    (7,437,004)    (3,311,356)
                   Purchase of securities held to maturity                         (2,342,384)      (118,221)       (68,420)
                   Net increase in loans                                           (1,781,455)    (1,326,712)      (949,552)
                   Proceeds from sales of loans                                       125,368         78,138         45,317
                   Purchases of premises and equipment                               (300,335)      (220,048)      (134,048)
                   -----------------------------------------------------------------------------------------------------------
                                Net cash used by investing activities              (6,769,740)    (4,617,534)    (2,757,253)

Financing          Net increase in demand and savings deposits                      5,631,174      3,801,855      2,083,736
Activities         Net increase in time deposits                                      521,385        561,393        714,264
                   Net (decrease) increase in other borrowed money                    (80,131)       127,087        (19,160)
                   Dividends paid                                                     (46,525)       (39,911)       (35,400)
                   Issuance of common stock                                           208,825
                   Issuance of long-term debt                                                        200,000
                   Redemption of long-term debt                                                      (80,500)
                   Proceeds from issuance of common stock under
                     dividend reinvestment and other stock plans                      116,908         66,809         53,004
                   Other                                                               (5,401)         4,327          2,714
                   -----------------------------------------------------------------------------------------------------------
                                Net cash provided by financing activities           6,346,235      4,641,060       2,799,158

                   Increase in cash and cash equivalents                               98,658        253,696         61,820
                   Cash and cash equivalents at beginning of year                     811,434        557,738        495,918
                   -----------------------------------------------------------------------------------------------------------
                   Cash and cash equivalents at end of year                          $910,092       $811,434       $557,738
                   -----------------------------------------------------------------------------------------------------------

                   Supplemental disclosures of cash flow information:
                     Cash paid during the year for:
                        Interest                                                     $161,637       $185,143       $201,127
                        Income taxes                                                   62,569         59,644         48,826
                   See accompanying notes.

Consolidated Statements of Changes in Stockholders' Equity


----------------------------------------------------------------------------------------------------------------
Years ended December 31, 2003, 2002 and 2001

                                                                                            Accumulated
(in thousands, except per share amounts)                   Capital in                          Other
                                                            Excess of                         Compre-
                                                Common       Par       Retained  Treasury     hensive
                                                 Stock      Value      Earnings   Stock    Income (Loss)  Total
-----------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000                   $49,627     $422,375     $27,083   $(1,622)  $(5,239)   $492,224
Acquisition of insurance brokerage agencies
  (108 shares)                                      108         (885)                                       (777)
-----------------------------------------------------------------------------------------------------------------
As adjusted balance at January 1, 2001           49,735      421,490      27,083    (1,622)   (5,239)    491,447
Net income                                                               103,022                         103,022
 Other comprehensive income, net of tax
 Unrealized gain on securities (pre-tax $31,924)                                              20,525      20,525
 Reclassification adjustment (pre-tax $735)                                                      478         478
                                                                                                       ----------
 Other comprehensive income                                                                               21,003
                                                                                                       ----------
       Total comprehensive income                                                                        124,025
Cash dividends paid                                                      (35,400)                        (35,400)
Shares issued under dividend reinvestment and
 compensation and benefit plans (2,202 shares)    2,202       50,802                                      53,004
Restatement of par value                        (17,865)      17,865
Shares issued pursuant to stock split            31,761      (31,761)
Other                                                          3,501          (7)                          3,494
-----------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001                   $65,833     $461,897     $94,698   $(1,622)  $15,764    $636,570
Net income                                                               144,815                         144,815
 Other comprehensive income, net of tax
 Unrealized gain on securities (pre-tax
   $153,397)                                                                                  97,850      97,850
 Reclassification adjustment (pre-tax $0)
                                                                                                       ----------
 Other comprehensive income                                                                               97,850
                                                                                                       ----------
       Total comprehensive income                                                                        242,665
Cash dividends paid                                                      (39,911)                        (39,911)
Shares issued under dividend reinvestment and
 compensation and benefit plans (2,098 shares)    2,098       64,711                                      66,809
Acquisition of insurance brokerage agency
  (113 shares)                                      113        4,633                                       4,746
Other                                                (1)       7,554           2      (424)                7,131
-----------------------------------------------------------------------------------------------------------------
Balances at December 31, 2002                   $68,043     $538,795    $199,604   $(2,046) $113,614    $918,010
-----------------------------------------------------------------------------------------------------------------
Net income                                                               194,287                         194,287
 Other comprehensive loss, net of tax
 Unrealized loss on securities (pre-tax
   $146,701)                                                                                 (93,273)    (93,273)
 Reclassification adjustment (pre-tax $36,988)                                               (24,043)    (24,043)
                                                                                                       ----------
 Other comprehensive loss                                                                               (117,316)
       Total comprehensive income                                                                         76,971
Cash dividends paid                                                      (46,525)                        (46,525)
Shares issued under dividend reinvestment and
 compensation and benefit plans (3,782 shares)    3,782      113,126                                     116,908
Common stock issued (5,000 shares)                5,000      203,825                                     208,825
Acquisition of insurance brokerage agency
  (44 shares)                                        44        1,848                                       1,892
Other                                                          8,501          (1)   (7,293)                1,207
-----------------------------------------------------------------------------------------------------------------
Balances at December 31, 2003                   $76,869     $866,095    $347,365   $(9,339)  $(3,702) $1,277,288
-----------------------------------------------------------------------------------------------------------------


See accompanying notes.

Notes to Consolidated Financial Statements

1.   Significant Accounting Policies

Basis of Presentation
The consolidated financial statements include the accounts of Commerce Bancorp, Inc. (the Company) and its consolidated subsidiaries. All material intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with the current year presentation.

The Company is a multi-bank holding company headquartered in Cherry Hill, New Jersey, operating primarily in the metropolitan Philadelphia and metropolitan New York markets. Through its subsidiaries, the Company provides retail and commercial banking services, corporate trust services, insurance brokerage services, and certain securities services, including trading, underwriting and advisory services.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Securities
Commerce Capital Markets, Inc. (CCMI) maintains a portfolio of trading account securities, which are carried at market. Gains and losses, both realized and unrealized, are included in other operating income. Trading gains of $13.0 million, $11.5 million, and $10.6 million were recorded in 2003, 2002, and 2001, respectively, including an unrealized loss of $192,000 at December 31, 2003 and an unrealized gain of $987,000 at December 31, 2002.

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

Other Real Estate (ORE)
Real estate acquired in satisfaction of a loan is reported in other assets at the lower of cost or fair value less disposition costs. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to ORE and recorded at the lower of cost or fair value less disposition costs based on their appraised value at the date actually or constructively received. Losses arising from the acquisition of such property are charged against the allowance for loan losses. Subsequent adjustments to the carrying values of ORE properties are charged to operating expense. Included in other noninterest expense is $180,000, $231,000, and $1.7 million related to ORE expenses, net for 2003, 2002, and 2001, respectively.

Intangible Assets
Goodwill and certain other intangible assets, which do not possess finite useful lives, are not amortized into net income over an estimated life but rather are tested at least annually for impairment. Intangible assets determined to have finite lives, $4.4 million at December 31, 2003, are amortized over their estimated useful lives, generally 10-15 years, and also continue to be subject to impairment testing. The excess of cost over fair value of net assets acquired (goodwill) is included in other assets and amounted to $5.5 million at December 31, 2003.

Advertising Costs
Advertising costs are expensed as incurred.

Income Taxes
The provision for income taxes is based on current taxable income. Deferred income taxes are provided on temporary differences between amounts reported for financial statement and tax purposes.

Restriction on Cash and Due From Banks
The Banks are required to maintain reserve balances with the Federal Reserve Bank. The weighted average amount of the reserve balances for 2003 and 2002 were approximately $62.8 million and $39.6 million, respectively.

Derivative Financial Instruments As part of CCMI's broker-dealer activities, the Company maintains a trading securities portfolio for distribution to customers in order to meet those customers' needs. Derivative instruments, primarily interest rate futures and options, are used in order to reduce the exposure to interest rate risk relating to the trading portfolio. These contracts are carried at fair value with changes in fair value included in other operating income and recorded in the same period as changes in fair value of the trading portfolio. As an accomodation to its loan customers, the Company enters into interest rate swap agreements. The Company minimizes its risk by matching these positions with a counterparty. These swaps are carried at fair value with changes in fair value included in noninterest income.

Recent Accounting Statements
In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirement of FAS No. 123, "Accounting for Stock-Based Compensation." This statement is effective for fiscal years ending after December 15, 2002 and did not have an impact on the financial condition or operating results of the Company.

Notes to Consolidated Financial Statements


The Company will continue to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations to account for its stock-based compensation plans. If the Company had accounted for stock options under the fair value provisions of FAS 123, net income and net income per share would have been as follows (in thousands, except per share amounts):

--------------------------------------------------------------------------------------------------------
                                                          2003              2002               2001
--------------------------------------------------------------------------------------------------------

Reported net income                                    $194,287          $144,815           $103,022
Less:  Stock option compensation expense
determined under fair value method, net of tax         (10,048)            (8,429)            (5,592)
                                                      --------            -------            -------

Pro forma net income                                   $184,239          $136,386            $97,430
                                                       ========          ========            =======

Reported net income per share:
     Basic                                             $   2.73          $   2.16            $  1.59
     Diluted                                               2.61              2.04               1.51

Pro forma net income per share:
     Basic                                             $   2.59          $   2.04            $  1.51
     Diluted                                               2.47              1.94               1.44
--------------------------------------------------------------------------------------------------------

The fair value of options granted in 2003, 2002, and 2001 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3.00% to 4.86%, dividend yields of 1.50% to 2.50%, volatility factors of the expected market price of the Company's common stock of .304 to .309, and weighted average expected lives of the options of 4.75 to 5.22 years.

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

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain embedded derivatives, and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This Statement amends FAS 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have an impact on the Company's financial condition or operating results.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (FAS
150). This Statement establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Financial instruments that fall within the scope of FAS 150 are to be classified as liabilities, or an asset in some circumstances. This statement became effective upon issuance for financial instruments entered into or modified after May 31, 2003 and for all financial instruments previously entered into at the beginning of the first interim period beginning after September 15, 2003. The adoption of FAS 150 did not have an impact on the Company's financial condition or operating results.

Notes to Consolidated Financial Statements


In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This Interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of obligations undertaken. The liability that must be recognized is specifically related to the obligation to stand ready to perform over the term of the guarantee. The initial recognition and measurement provisions of this guidance are effective on a prospective basis for guarantees issued or modified on or after January 1, 2003. This Interpretation also expands the disclosures that a guarantor must make about its obligations under certain guarantees. These disclosure requirements are effective for financial statements of interim or annual periods ending after October 15, 2002. See Note 12 for further discussion of the Company's guarantees. The adoption of FIN 45 did not have a material impact on the Company's financial condition or operating results.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). In December 2003, the FASB decided to defer the implementation date of FIN 46 to periods ending after March 15, 2004 for all variable interest entities with the exception of special-purpose entities, which are subject to adoption in periods ending after December 15, 2003. FIN 46 provides guidance on how to identify a variable interest entity
(VIE) and determine when the assets, liabilities, noncontrolling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46's consolidation criteria are based on an analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. Management does not believe the application of FIN 46 to any of its various investments or interests, if required, will have a material impact on the Company's financial condition or operating results.

During the fourth quarter of 2003, the Company applied the provisions of FIN 46 to its wholly-owned subsidiary business trust, Commerce Capital Trust II, that has issued convertible trust preferred securities to third party investors. The Company believes Commerce Capital Trust II qualifies as a special-purpose entity that falls within the adoption exception noted above. The trusts' only assets are junior subordinated convertible debentures issued by the Company that were acquired by the trust using proceeds from the issuance of trust preferred securities and common stock. These debentures totaled $200.0 million at December 31, 2003. The adoption of FIN 46 has resulted in the deconsolidation of Commerce Capital Trust II. As a result of deconsolidation, the trust preferred securities have been re-characterized as "Long-term debt" on the consolidated balance sheet.

The Company makes investments directly in low-income housing tax credit (LIHTC) operating partnerships, private venture capital funds and Small Business Investment Companies (SBIC). The Company has determined these entities do not meet the consolidation criteria of FIN 46. At December 31, 2003, the Company's investment in these entities totals $30.1 million.

2.   Mergers and Acquisitions

During 2003, the Company purchased The Porch Agency, an insurance brokerage agency, which was merged with Commerce Insurance. The Company issued approximately 44,000 shares of common stock in connection with this immaterial acquisition.

In 2002, the Company purchased Sanford and Purvis, Inc., an insurance brokerage agency, which was merged with Commerce Insurance. The Company issued approximately 113,000 shares of common stock in connection with this immaterial acquisition.

In 2001, the Company purchased Fitzsimmons Insurance and Financial Services, Inc., Business Training Systems, Inc. and Brettler Financial Group, Inc., insurance brokerage agencies, which were merged with Commerce Insurance. The Company issued approximately 108,000 shares of common stock in connection with these immaterial acquisitions.

Notes to Consolidated Financial Statements


3.   Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity (in thousands) at December 31, 2003 and 2002 follows:

 -----------------------------------------------------------------------------------------------------------------------------------
                                                                              December 31,
 -----------------------------------------------------------------------------------------------------------------------------------
                                                     2003                                                      2002
 -----------------------------------------------------------------------------------------------------------------------------------
                                             Gross        Gross                                  Gross        Gross
                              Amortized    Unrealized  Unrealized      Market     Amortized    Unrealized   Unrealized   Market
                                 Cost        Gains       Losses        Value         Cost        Gains        Losses      Value
 -----------------------------------------------------------------------------------------------------------------------------------
 U.S. Government agency
    and mortgage-backed
    obligations               $10,528,396    $82,057    $(98,908)    $10,511,545   $7,491,768   $172,699     $(4,730)   $7,659,737
 Obligations of state and
    political subdivisions         30,223        821        (117)         30,927       22,041      1,144                    23,185
 Equity securities                  8,571      8,017                      16,588       18,898      5,156                    24,054
 Other                             89,372      2,223                      91,595       96,291      3,512                    99,803
 ----------------------------------------------------------------------------------------------------------------------------------
 Securities available
    for sale                  $10,656,562    $93,118    $(99,025)    $10,650,655   $7,628,998   $182,511     $(4,730)   $7,806,779
 ----------------------------------------------------------------------------------------------------------------------------------
 U.S. Government agency and
    mortgage-backed
    obligations               $ 2,193,577    $15,209    $(27,088)    $ 2,181,698   $  624,688   $ 27,847                $  652,535
 Obligations of state and
    political subdivisions        227,199         30     (11,443)        215,786       91,204      1,041     $   (25)       92,220
 Other                             69,708                                 69,708       47,134                               47,134
 ----------------------------------------------------------------------------------------------------------------------------------
 Securities held to
    maturity                  $ 2,490,484    $15,239    $(38,531)    $ 2,467,192   $  763,026   $ 28,888     $   (25)   $  791,889
 ----------------------------------------------------------------------------------------------------------------------------------

The Company's investment portfolio consists primarily of U.S. Government agency and mortgage-backed obligations. These securities have little, if any, credit risk since they are either backed by the full faith and credit of the U.S. Government, or are guaranteed by an agency of the U.S. Government, or are AAA rated. Management does not believe any individual unrealized loss as of December 31, 2003 represents an other-than-temporary impairment. The unrealized losses on these securities are caused by the changes in interest rates. The Company believes it will collect all amounts contractually due on these securities and that it has the intent and ability to hold these securities until the fair value is at least equal to the carrying value.

The amortized cost and estimated market value of investment securities (in thousands) at December 31, 2003, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because obligors have the right to repay obligations without prepayment penalties.

----------------------------------------------------------------------------------------------------------
                                                    Available for Sale             Held to Maturity
----------------------------------------------------------------------------------------------------------
                                                 Amortized        Market        Amortized        Market
                                                    Cost           Value           Cost           Value
----------------------------------------------------------------------------------------------------------
Due in one year or less                         $   153,408    $   153,930      $  169,545    $  169,545
Due after one year through five years                12,310         12,915             112           112
Due after five years through ten years               59,590         60,695         450,878       435,989
Due after ten years                                  31,743         32,572         112,589       102,467
Mortgage backed securities                       10,390,940     10,373,955       1,757,360     1,759,079
Equity securities                                     8,571         16,588
----------------------------------------------------------------------------------------------------------
                                                $10,656,562    $10,650,655      $2,490,484    $2,467,192
----------------------------------------------------------------------------------------------------------

Proceeds from sales of securities available for sale during 2003, 2002 and 2001 were $4.86 billion, $1.51 billion and $381.3 million, respectively. Gross gains of $32.6 million, $6.8 million and $2.2 million were realized on the sales in 2003, 2002, and 2001, respectively, and gross losses of $28.8 million, $6.8 million and $1.2 million were realized in 2003, 2002 and 2001, respectively.

At December 31, 2003 and 2002, investment securities with a carrying value of $5.0 billion and $2.1 billion, respectively, were pledged to secure deposits of public funds.

Notes to Consolidated Financial Statements


4.   Loans

The following is a summary of loans outstanding (in thousands) at December 31, 2003 and 2002:

-------------------------------------------------------------------------------------------
                                                              December 31,
-------------------------------------------------------------------------------------------
                                                       2003                   2002
-------------------------------------------------------------------------------------------
Commercial:
     Term                                           $1,027,526              $  842,869
     Line of credit                                    959,158                 683,640
     Demand                                              1,077                     317
-------------------------------------------------------------------------------------------
                                                     1,987,761               1,526,826

Owner-occupied                                       1,619,079               1,345,306

Consumer:
     Mortgages (1-4 family residential)                918,686                 626,652
     Installment                                       138,437                 140,493
     Home equity                                     1,405,795               1,139,589
     Credit lines                                       60,579                  56,367
-------------------------------------------------------------------------------------------
                                                     2,523,497               1,963,101
Commercial real estate:
     Investor developer                              1,167,672                 885,276
     Construction                                      142,567                 102,080
-------------------------------------------------------------------------------------------
                                                     1,310,239                 987,356
-------------------------------------------------------------------------------------------
                                                    $7,440,576              $5,822,589
-------------------------------------------------------------------------------------------

Loans to executive officers and directors of the Company and its subsidiaries, and companies with which they are associated, are made in the ordinary course of business and on substantially the same terms as comparable unrelated transactions. The following table summarizes the Company's related party loans (in millions) at December 31, 2003 and 2002:

             -------------------------------------------------------------------
                                                          December 31,
             -------------------------------------------------------------------
                                                     2003               2002
             -------------------------------------------------------------------

             Executive officers                   $   1.4            $   0.2
             Bancorp directors                       22.6               22.1
             -------------------------------------------------------------------
                                                  $  24.0            $  22.3
             -------------------------------------------------------------------

In addition, the Company had loans to directors of its subsidiary banks totaling $121.7 million and $102.5 million at December 31, 2003 and 2002, respectively.

In addition to the services referenced in Note 7, the Company purchased goods and services, including legal services, from related parties. Such disbursements aggregated $1.2 million, $5.9 million, and $4.5 million, in 2003, 2002, and 2001, respectively. Management believes disbursements made to related parties were substantially equivalent to those that would have been paid to unaffiliated companies for similar goods and services.

Notes to Consolidated Financial Statements


5.   Allowance for Loan Losses

The following is an analysis of changes in the allowance for loan losses (in thousands) for 2003, 2002 and 2001:

----------------------------------------------------------------------------------------------------
                                                         2003             2002           2001
----------------------------------------------------------------------------------------------------
Balance, January 1                                     $ 90,733          $66,981         $48,680
Provision charged to operating expense                   31,850           33,150          26,384
Recoveries of loans previously charged off                1,264            1,330             974
Loan charge-offs                                        (11,790)         (10,728)         (9,057)
----------------------------------------------------------------------------------------------------
Balance, December 31                                   $112,057          $90,733         $66,981
----------------------------------------------------------------------------------------------------


6.   Non-Performing Loans and Other Real Estate

The total of non-performing loans (non-accrual and restructured loans) was $21.7 million and $14.2 million at December 31, 2003 and 2002, respectively. Non-performing loans of $0.9 million, $3.8 million and $0.9 million net of charge offs of $0, $0 and $17,000 were transferred to other real estate during 2003, 2002 and 2001, respectively. Other real estate ($1.8 million and $3.6 million at December 31, 2003 and 2002, respectively) is included in other assets.

At December 31, 2003 and 2002, the recorded investment in loans considered to be impaired under FASB Statement No. 114 "Accounting by Creditors for Impairment of a Loan" totaled $15.6 million and $9.0 million, respectively, all of which are included in non-performing loans. The reserve for loan losses related to impaired loans totaled approximately $3.5 million and $2.2 million at December 31, 2003 and 2002, respectively. As permitted, all homogenous smaller balance consumer and residential mortgage loans are excluded from individual review for impairment. The majority of impaired loans were measured using the fair market value of collateral. Impaired loans averaged approximately $12.3 million and $10.6 million during 2003 and 2002, respectively. Interest income of approximately $1.9 million, $1.4 million, and $2.1 million would have been recorded on non-performing loans (including impaired loans) in accordance with their original terms in 2003, 2002, and 2001, respectively. Actual interest income recorded on these loans amounted to $418,000, $275,000, and $237,000 during 2003, 2002, and 2001, respectively.


7.   Bank Premises, Equipment, and Leases

A summary of bank premises and equipment (in thousands) is as follows:

------------------------------------------------------------------------------------------
                                                                      December 31,
                                                         ---------------------------------
                                                               2003               2002
------------------------------------------------------------------------------------------
Land                                                         $180,324           $123,880
Buildings                                                     323,810            247,508
Leasehold improvements                                        128,261             43,130
Furniture, fixtures and equipment                             335,579            265,712
Leased property under capital leases                              124                124
------------------------------------------------------------------------------------------
                                                              968,098            680,354
Accumulated depreciation and amortization                    (243,809)          (181,165)
------------------------------------------------------------------------------------------
                                                              724,289            499,189
Premises and equipment in progress                             87,162             81,629
------------------------------------------------------------------------------------------
                                                             $811,451           $580,818
------------------------------------------------------------------------------------------

At December 31, 2003, the Company leased from various related parties under separate operating lease agreements the land on which it has constructed 19 offices. Rents paid under these agreements represent market rates, are supported by independent appraisals and approved by the independent members of the Board of Directors. The aggregate annual rental under these leases was approximately $1.9 million, $1.6 million, and $1.8 million in 2003, 2002, and 2001, respectively. These leases expire periodically beginning in 2005 but are renewable through 2040.

Total rent expense charged to operations under operating leases was approximately $33.7 million in 2003, $21.8 million in 2002, and $11.6 million in 2001. Total depreciation expense charged to operations was $69.7 million, $52.7 million and $41.2 million in 2003, 2002 and 2001, respectively.

Notes to Consolidated Financial Statements


The future minimum rental commitments, by year, under the non-cancelable leases, including escalation clauses, are as follows (in thousands) at December 31, 2003:

------------------------------------------------------------------------------
                                                                Operating
------------------------------------------------------------------------------
2004                                                            $ 28,987
2005                                                              29,058
2006                                                              29,113
2007                                                              28,249
2008                                                              28,783
Later years                                                      298,998
------------------------------------------------------------------------------
Net minimum lease payments                                      $443,188

The Company has obtained architectural design and facilities management services for over 25 years from a business owned by the spouse of the Chairman of the Board of the Company. The Company spent $6.4 million, $4.6 million, and $2.3 million in 2003, 2002, and 2001, respectively, for such services and related costs. Additionally, the business received additional revenues for project management of approximately $3.8 million, $3.5 million, and $1.9 million in 2003, 2002, and 2001, respectively, on furniture and facility purchases made directly by the Company. In 2003, the Board approved the transfer, without cost, into the Company of the project management services. The business will continue to provide architectural and design services to the Company. Management believes these disbursements were substantially equivalent to those that would have been paid to unaffiliated companies for similar services. The Board of Directors believes this arrangement has been an important factor in the success of the Commerce brand.


8.   Deposits

The aggregate amount of time certificates of deposits in denominations of $100,000 or more was $1.4 billion and $1.2 billion at December 31, 2003 and 2002, respectively.


9.   Other Borrowed Money

Other borrowed money consists primarily of securities sold under agreements to repurchase, dollar rolls, federal funds purchased, and lines of credit. The following table represents information for other borrowed money (in thousands) at December 31, 2003 and 2002:

----------------------------------------------------------------------------------------------------
                                                                    December 31,
                                               -----------------------------------------------------
                                                          2003                         2002
                                               -----------------------------------------------------
                                                               Average                   Average
                                                 Amount          Rate          Amount       Rate
----------------------------------------------------------------------------------------------------
Securities sold under
     agreements to repurchase                    $311,510       1.10%         $391,641       1.56%
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Average amount outstanding                       $423,538       0.77%         $118,734       1.55%
Maximum month-end balance                       1,114,482                      391,641
----------------------------------------------------------------------------------------------------

As of December 31, 2003, the Company had a line of credit of $820.7 million from the Federal Home Loan Bank of New York, a line of credit of $187.7 million from the Federal Home Loan Bank of Pittsburgh, and a $60.0 million line of credit from a group of other banks, all of which was available. In addition, CCMI had a line of credit of $50.0 million from another bank, all of which was available.


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

Notes to Consolidated Financial Statements


On March 11, 2002 the Company issued $200.0 million of 5.95% Convertible Trust Capital Securities through Commerce Capital Trust II, a newly formed Delaware business trust subsidiary of the Company. The Convertible Trust Capital Securities mature in 2032. Holders of the Convertible Trust Capital Securities may convert each security into 0.9478 shares of Company common stock, subject to adjustment, if (1) the closing sale price of Company common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of any calendar quarter beginning with the quarter ending June 30, 2002 is more than 110% of the Convertible Trust Capital Securities conversion price ($52.75 at December 31, 2003) then in effect on the last day of such calendar quarter, (2) the assigned credit rating by Moody's of the Convertible Trust Capital Securities is at or below Bal, (3) the Convertible Trust Capital Securities are called for redemption, or (4) specified corporate transactions have occurred. All $200.0 million of the Convertible Trust Capital Securities currently qualify as Tier 1 capital for regulatory capital purposes. The net proceeds of this offering were used for general corporate purposes, including the redemption of the Company's $57.5 million of 8.75% Trust Capital Securities on July 1, 2002 and the repayment of the Company's $23.0 million of 8 3/8% subordinated notes on May 20, 2002. As of December 31, 2003, the Convertible Trust Capital Securities were not convertible.


11.  Income Taxes

The provision for income taxes consists of the following (in thousands):

--------------------------------------------------------------------------------
                                             2003          2002        2001
--------------------------------------------------------------------------------
Current:
     Federal                                $77,437      $62,660       $52,085
     State                                    5,961        4,069           658
Deferred:
     Federal                                 15,417        6,359        (4,054)
--------------------------------------------------------------------------------
                                            $98,815      $73,088       $48,689
--------------------------------------------------------------------------------

The above provision includes income taxes related to securities gains of $1.3 million, $0 and $400,000 for 2003, 2002 and 2001, respectively.

The provision for income taxes differs from the expected statutory provision as follows:

---------------------------------------------------------------------------------------
                                                    2003          2002        2001
---------------------------------------------------------------------------------------
Expected provision at statutory rate:                35.0%        35.0%        35.0%
Difference resulting from:
     Tax-exempt interest on loans                    (1.5)        (1.7)        (2.0)
     Tax-exempt interest on securities               (1.7)        (1.8)        (1.8)
     State income taxes (net of federal benefit)      1.3          1.2          0.3
     Other                                            0.6          0.8          0.6
---------------------------------------------------------------------------------------
                                                     33.7%        33.5%        32.1%
---------------------------------------------------------------------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Notes to Consolidated Financial Statements


The significant components of the Company's deferred tax liabilities and assets as of December 31, 2003 and 2002 are as follows (in thousands):

-------------------------------------------------------------------------------------------------
                                                                       2003           2002
-------------------------------------------------------------------------------------------------
Deferred tax assets:
     Loan loss reserves                                              $38,623        $ 30,960
     Intangibles                                                       2,172           2,837
     Other reserves                                                    3,951           2,702
     Fair value adjustment, available for sale securities              2,206
     Other                                                                               274
-------------------------------------------------------------------------------------------------
Total deferred tax assets                                             46,952          36,773
-------------------------------------------------------------------------------------------------
Deferred tax liabilities:
     Depreciation                                                    (37,661)        (16,157)
     Fair value adjustment, available for sale securities                            (64,167)
     Other                                                            (4,760)         (2,875)
-------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                       (42,421)        (83,199)
-------------------------------------------------------------------------------------------------
Net deferred assets (liabilities)                                    $ 4,531        $(46,426)
-------------------------------------------------------------------------------------------------

No valuation allowance was recognized for the deferred tax assets at December 31, 2003 and 2002, respectively.


12.  Commitments, Letters of Credit and Guarantees

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit, which are not reflected in the accompanying consolidated financial statements. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies. Collateral is obtained based on management's credit assessment of the borrower. At December 31, 2003, the Company had outstanding standby letters of credit in the amount of $602.6 million.

In addition, the Company is committed as of December 31, 2003 to advance $417.9 million on construction loans, $818.9 million on home equity lines of credit and $1.7 billion on lines of credit. All other commitments total approximately $452.8 million. The Company anticipates no material losses as a result of these transactions.

The Company has commitments to fund LIHTC partnerships, private venture capital funds and SBICs that total approximately $21.3 million at December 31, 2003.

The fair value of the fees associated with standby letters of credit originated since January 1, 2003, which is the implementation date for the recognition provisions of FIN 45, have been deferred and recorded in "Other liabilities" on the consolidated balance sheet. These fees are immaterial to the Company's consolidated financial statements at December 31, 2003.


13.  Common Stock

At December 31, 2003, the Company's common stock had a par value of $1.00. The Company had 150,000,000 shares authorized as of this date.

During September 2003, the Company completed an offering of 5,000,000 shares of common stock for aggregate proceeds of approximately $209 million under its previously filed Form S-3 shelf registration. The proceeds from this offering will be used to support the Company's future growth.

On December 16, 2003, the Board of Directors declared a cash dividend of $0.19 for each share of common stock outstanding payable January 20, 2004 to shareholders of record on January 6, 2004.

Notes to Consolidated Financial Statements


14.  Earnings Per Share

The calculation of earnings per share follows (in thousands, except for per share amounts):

  -------------------------------------------------------------------------------------------------
                                                                   Year Ended December 31,
                                                          -----------------------------------------
                                                             2003           2002         2001
  -------------------------------------------------------------------------------------------------
  Basic:
  Net income applicable to common stock                     $194,287        $144,815     $103,022
  -------------------------------------------------------------------------------------------------
  Average common shares outstanding                           71,084          66,795       64,666
  -------------------------------------------------------------------------------------------------
  Net income per common share                                  $2.73           $2.16        $1.59
  -------------------------------------------------------------------------------------------------

  Diluted:
  Net income applicable to common stock
       on a diluted basis                                   $194,287        $144,815     $103,022
  -------------------------------------------------------------------------------------------------

  Average common shares outstanding                           71,084          66,795       64,666
  Additional shares considered in diluted
       computation assuming:
         Exercise of stock options                             3,378           4,108        3,436
  -------------------------------------------------------------------------------------------------

  Average common and common equivalent
       shares outstanding                                     74,462          70,903       68,102
  -------------------------------------------------------------------------------------------------

  Net income per common and common
       equivalent share                                        $2.61           $2.04        $1.51
  -------------------------------------------------------------------------------------------------


15.  Benefit Plans

Employee Stock Option Plan
The Company has the 1997 Employee Stock Option Plan (the Plan) for the officers and employees of the Company and its subsidiaries as well as a plan for its non-employee directors. The Plan authorizes the issuance of up to 17,234,000 shares of common stock (as adjusted for stock dividends) upon the exercise of options. As of December 31, 2003, options to purchase 14,403,096 shares of common stock have been issued under the Plan. The option price for options issued under the Plan must be at least equal to 100% of the fair market value of the Company's common stock as of the date the option is granted. All options granted after December 31, 2002 will vest evenly over four years from the date of grant. The options expire not later than 10 years from the date of grant. In addition, there are options outstanding from prior stock option plans of the Company, which were granted under similar terms. No additional options may be issued under these prior plans.

Information concerning option activity for the periods indicated is as follows:

  ---------------------------------------------------------------------------------------
                                             Shares Under           Weighted Average
                                                Option               Exercise Price
  ---------------------------------------------------------------------------------------
  Balance at January 1, 2001                    8,654,050                  15.86
  Options granted                               2,695,050                  30.68
  Options exercised                             1,092,393                  14.70
  Options canceled                                 74,017                  26.30
  Balance at December 31, 2001                 10,182,690                  19.83
  ---------------------------------------------------------------------------------------
  Options granted                               2,088,744                  40.40
  Options exercised                               974,145                  18.59
  Options canceled                                248,736                  29.69
  Balance at December 31, 2002                 11,048,553                  23.71
  ---------------------------------------------------------------------------------------
  Options granted                               2,674,960                  42.48
  Options exercised                             1,572,220                  15.30
  Options canceled                                193,691                  37.55
  Balance at December 31, 2003                 11,957,602                  28.76
  ---------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements


Information concerning options outstanding as of December 31, 2003 is as follows:

  --------------------------------------------------------------------------------------------------------
                                          Options Outstanding                    Options Exercisable
  --------------------------------------------------------------------------------------------------------
                                           Weighted-Average    Weighted-      Exercisable     Weighted
  Range of                       Number       Remaining         Average          as of        Average
  Exercise prices             Outstanding  Contractual Life  Exercise Price   12/31/2003   Exercise Price
  --------------------------------------------------------------------------------------------------------
  $4.95 to $10.00               1,138,968         2.3           $  8.11         1,138,968      $  8.11
  $10.01 to $20.00              2,355,361         5.2             18.01         2,346,624        18.02
  $20.01 to $35.00              3,950,328         6.1             26.51         3,455,798        25.96
  $35.00 to $49.37              4,512,945         8.7             41.56         1,431,455        40.30
  --------------------------------------------------------------------------------------------------------

Employee 401(k) Plan
The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan allows all eligible employees to defer a percentage of their income on a pretax basis through contributions to the plan. Under the provisions of the plan, the Company may match a percentage of the employees' contributions subject to a maximum limit. The charge to operations for Company matching contributions was $3.4 million, $2.8 million and $2.2 million for 2003, 2002 and 2001, respectively. As part of the 401(k) plan, the Company maintains an Employee Stock Ownership Plan (ESOP) component for all eligible employees. As of December 31, 2003, the ESOP held 1,533,000 shares of the Company's common stock, all of which were allocated to participant accounts. Employer contributions are determined at the discretion of the Board of Directors. No contribution expense was recorded in 2003 or 2002. The total expense associated with the ESOP for 2001 was $100,000.

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

Notes to Consolidated Financial Statements


The following table represents the carrying amounts and fair values of the Company's financial instruments at December 31, 2003 and 2002:

--------------------------------------------------------------------------------------------------------
                                                                   December 31,
                                           -------------------------------------------------------------
                                                        2003                           2002
--------------------------------------------------------------------------------------------------------
                                              Carrying          Fair         Carrying          Fair
                                               Amount          Value          Amount          Value
--------------------------------------------------------------------------------------------------------
Financial assets:
     Cash and cash equivalents              $   910,092     $   910,092      $  811,434     $  811,434
     Loans held for sale                         42,769          42,769          96,920         96,920
     Trading securities                         170,458         170,458         326,479        326,479
     Investment securities                   13,141,139      13,117,847       8,569,805      8,598,668
     Loans (net)                              7,328,519       7,454,910       5,731,856      5,768,650

Financial liabilities:
     Deposits                                20,701,400      20,724,863      14,548,841     14,576,800
     Other borrowed money                       311,510         311,510         391,641        391,641
     Long-term debt                             200,000         239,000         200,000        222,000
--------------------------------------------------------------------------------------------------------
Off-balance sheet instruments:
     Standby letters of credit              $     1,802     $     1,802                     $    3,685
     Commitments to extend credit                                 1,365                          1,324


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

Notes to Consolidated Financial Statements


17.  Quarterly Financial Data (unaudited)

The following represents summarized unaudited quarterly financial data of the Company which, in the opinion of management, reflects adjustments (comprising only normal recurring accruals) necessary for fair presentation (in thousands, except per share amounts):

 ---------------------------------------------------------------------------------------------------------
                                                              Three Months Ended
 ---------------------------------------------------------------------------------------------------------
                                        December 31     September 30        June 30         March 31
 ---------------------------------------------------------------------------------------------------------
 2003
 Interest income                          $256,125         $233,901         $218,744         $206,861
 Interest expense                           41,001           39,792           39,440           39,532
 Net interest income                       215,124          194,109          179,304          167,329
 Provision for loan losses                  10,800            7,250            6,900            6,900
 Provision for federal and state
    income taxes                            29,321           25,231           22,779           21,484
 Net income                                 56,606           49,474           45,317           42,890

 Net income per common share:
 Basic                                    $   0.75         $   0.70         $   0.65         $   0.63
 Diluted                                      0.71             0.67             0.63             0.60

 2002
 Interest income                          $202,024         $196,775         $188,368        $168,204
 Interest expense                           42,528           46,221           49,742           44,125
 Net interest income                       159,496          150,554          138,626          124,079
 Provision for loan losses                   8,000            8,000           10,250            6,900
 Provision for federal and state
    income taxes                            20,258           19,669           17,763           15,398
 Net income                                 40,574           37,689           34,802           31,750

 Net income per common share:
 Basic                                    $   0.60         $   0.56         $   0.52         $   0.48
 Diluted                                      0.57             0.53             0.49             0.45

Notes to Consolidated Financial Statements


18.   Condensed Financial Statements of the Parent Company and Other Matters

Balance Sheets

---------------------------------------------------------------------------------------------------
                                                                         December 31,
---------------------------------------------------------------------------------------------------
(dollars in thousands)                                            2003                2002
---------------------------------------------------------------------------------------------------
Assets
Cash                                                          $       2,667           $    3,034
Securities available for sale                                       101,589               24,059
Investment in subsidiaries                                        1,375,806            1,094,635
Other assets                                                          8,843                9,452
---------------------------------------------------------------------------------------------------
                                                                 $1,488,905           $1,131,180
---------------------------------------------------------------------------------------------------
Liabilities
Other liabilities                                              $     11,617           $   13,170
Long-term debt                                                      200,000              200,000
---------------------------------------------------------------------------------------------------
                                                                    211,617              213,170
---------------------------------------------------------------------------------------------------
Stockholders' equity
Common stock                                                         76,869               68,043
Capital in excess of par value                                      866,095              538,795
Retained earnings                                                   347,365              199,604
Accumulated other comprehensive (loss) income                        (3,702)             113,614
---------------------------------------------------------------------------------------------------
                                                                  1,286,627              920,056
Less treasury stock                                                   9,339                2,046
---------------------------------------------------------------------------------------------------
     Total stockholders' equity                                   1,277,288              918,010
---------------------------------------------------------------------------------------------------
                                                                 $1,488,905           $1,131,180
---------------------------------------------------------------------------------------------------


Statements of Income

--------------------------------------------------------------------------------------------------
                                                                   Year Ended December 31,
--------------------------------------------------------------------------------------------------
(dollars in thousands)                                        2003         2002          2001
--------------------------------------------------------------------------------------------------
Income:
     Dividends from subsidiaries                            $ 44,500      $  9,600     $ 22,400
     Interest income                                             476           552          454
     Other                                                     1,711         2,826        7,022
--------------------------------------------------------------------------------------------------
                                                              46,687        12,978       29,876
--------------------------------------------------------------------------------------------------
Expenses:
     Interest expense                                         12,448        15,554        7,258
     Operating expenses                                        3,877         4,460        3,214
--------------------------------------------------------------------------------------------------
                                                              16,325        20,014       10,472
Income (loss) before income taxes and equity
     in undistributed income of subsidiaries                  30,362        (7,036)      19,404
Income tax benefit                                             4,971         5,757        1,004
--------------------------------------------------------------------------------------------------
                                                              35,333        (1,279)      20,408
Equity in undistributed income of subsidiaries               158,954       146,094       82,614
--------------------------------------------------------------------------------------------------
Net income                                                  $194,287      $144,815     $103,022
--------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements


Statements of Cash Flows

------------------------------------------------------------------------------------------------------------
                                                                          Year Ended December 31,
------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                              2003           2002           2001
------------------------------------------------------------------------------------------------------------
Operating activities:
   Net income                                                     $ 194,287       $144,815       $103,022
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Undistributed income of subsidiaries                        (158,954)      (146,094)       (82,614)
       Gains on sales of securities available for sale                                                470
       Decrease increase in other assets                                609          2,082          4,484
       Increase (decrease) in other liabilities                       5,946        (11,509)        17,874
------------------------------------------------------------------------------------------------------------
         Net cash provided (used) by operating activities            41,888        (10,706)        43,236
Investing activities:
   Investments in subsidiaries                                     (239,500)      (145,520)       (62,667)
   Proceeds from sale of securities available for sale                               3,018          1,828
   Proceeds from the maturity of securities available for sale      144,314         95,972         66,422
   Purchase of securities available for sale                       (218,969)       (91,414)       (66,864)
   Other                                                                (15)            19            352
------------------------------------------------------------------------------------------------------------
         Net cash used by investing activities                     (314,170)      (137,925)       (60,929)
Financing activities:
   Proceeds from issuance of common stock
     under dividend reinvestment and other stock plans              116,908         66,809         53,005
   Cash dividends                                                   (46,525)       (39,911)       (35,400)
   Issuance of common stock                                         208,825
   Issuance of long-term debt                                                      206,186
   Redemption of long-term debt                                                    (82,000)
   Other                                                             (7,293)          (421)
------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                  271,915        150,663         17,605
(Decrease) increase in cash and cash equivalents                       (367)         2,032            (88)
Cash and cash equivalents at beginning of year                        3,034          1,002          1,090
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                          $   2,667       $  3,034       $  1,002
------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                     $  12,268       $ 13,551       $  7,089
     Income taxes                                                    56,357         56,586         48,616
------------------------------------------------------------------------------------------------------------

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

The approval of the Comptroller of the Currency is required for a national bank to pay dividends if the total of all dividends declared in any calendar year exceeds net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. New Jersey state banks are subject to similar dividend restrictions. Commerce NJ, Commerce PA, Commerce Shore, Commerce North and Commerce Delaware can declare dividends in 2004 without additional approval of approximately $138.1 million, $77.4 million, $43.9 million, $47.4 million and $1.7 million, respectively, plus an additional amount equal to each bank's net profit for 2004 up to the date of any such dividend declaration.

The Federal Reserve Act requires the extension of credit by any of the Company's banking subsidiaries to certain affiliates, including Commerce Bancorp, Inc. (parent), be secured by readily marketable securities, that extension of credit to any one affiliate be limited to 10% of the capital and capital in excess of par or stated value, as defined, and that extensions of credit to all such affiliates be limited to 20% of capital and capital in excess of par or stated value. At December 31, 2003 and 2002, the Company complied with these guidelines.

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

As of December 31, 2003 and 2002, the Company and each of its subsidiary banks were categorized as "well-capitalized" under the regulatory framework for prompt corrective action. As a result of the issuance of FIN 46, the Federal Reserve Board is evaluating whether deconsolidation of the trust will affect the qualification of the Convertible Trust Capital Securities as Tier 1 capital. If it is determined that the Convertible Trust Capital Securities no longer qualify as Tier 1 capital, the Company will remain "well capitalized". There are no conditions or events since December 31, 2003 that management believes have changed any subsidiary bank's capital category.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-based assets (as defined) and of Tier I capital to average assets (as defined), or leverage. Management believes, as of December 31, 2003, that the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

Notes to Consolidated Financial Statements


The following table presents the Company's and Commerce NJ's risk-based and leverage capital ratios at December 31, 2003 and 2002:

-----------------------------------------------------------------------------------------------------------
                                                                        Per Regulatory Guidelines
-----------------------------------------------------------------------------------------------------------
                                              Actual                  Minimum         "Well Capitalized"
-----------------------------------------------------------------------------------------------------------
                                      Amount        Ratio      Amount      Ratio      Amount       Ratio
-----------------------------------------------------------------------------------------------------------
December 31, 2003
Company
   Risk based capital ratios:
     Tier I                             $1,471,131    12.66%      $464,961  4.00%        $697,442    6.00%
     Total capital                       1,583,188    13.62        929,922  8.00        1,162,403   10.00
   Leverage ratio                        1,471,131     6.61        890,390  4.00        1,112,987    5.00

Commerce NJ
   Risk based capital ratios:
     Tier 1                               $769,945    10.81%      $284,796  4.00%        $427,194    6.00%
     Total capital                         845,009    11.87        569,592  8.00          711,991   10.00
   Leverage ratio                          769,945     6.03        510,853  4.00          638,566    5.00

December 31, 2002
Company
   Risk based capital ratios:
     Tier I                               $995,826    11.47%      $347,373  4.00%        $521,059    6.00%
     Total capital                       1,086,559    12.51        697,746  8.00          868,432   10.00
   Leverage ratio                          995,826     6.37        625,219  4.00          781,524    5.00

Commerce NJ
   Risk based capital ratios:
     Tier 1                               $526,612     9.77       $215,519  4.00%        $323,279    6.00%
     Total capital                         586,328    10.88        431,039  8.00          538,799   10.00
   Leverage ratio                          526,612     5.75        366,657  4.00          458,321    5.00


Notes to Consolidated Financial Statements


19.  Segment Reporting

The Company operates one reportable segment of business, Community Banks, which includes Commerce NJ, Commerce PA, Commerce Shore, Commerce North, and Commerce Delaware. Through its Community Banks, the Company provides a broad range of retail and commercial banking services, and corporate trust services. Parent/Other includes the holding company, Commerce Insurance (whose revenues of $66.5 million, $55.9 million and $49.8 million in 2003, 2002, and 2001, respectively, were reported in other operating income), and CCMI (whose noninterest revenues of $42.5 million, $35.1 million, and $22.8 million in 2003, 2002, and 2001, respectively, were reported in other operating income).

Selected segment information for each of the three years ended December 31 is as follows (in thousands):

 --------------------------------------------------------------------------------------------------------------------------------
                                        2003                                 2002                              2001
 --------------------------------------------------------------------------------------------------------------------------------
                        Community    Parent/                 Community   Parent/               Community   Parent/
                          Banks       Other       Total        Banks      Other     Total        Banks      Other      Total
 --------------------------------------------------------------------------------------------------------------------------------
 Net interest income     $761,530    $(5,664)   $755,866      $579,687   $(6,932)  $572,755    $ 402,040   $  (714)  $ 401,326
 Provision for loan
     losses                31,850          -      31,850        33,150         -     33,150       26,384                26,384
 --------------------------------------------------------------------------------------------------------------------------------
 Net interest income
     after provision      729,680     (5,664)    724,016       546,537    (6,932)   539,605      375,656      (714)    374,942
 Noninterest income       222,967    109,511     332,478       166,384    91,082    257,466      125,418    71,387     196,805
 Noninterest expense      676,265     87,127     763,392       500,522    78,646    579,168      358,870    61,166     420,036
 --------------------------------------------------------------------------------------------------------------------------------
 Income before
     income taxes         276,382     16,720     293,102       212,399     5,504    217,903      142,204     9,507     151,711
 Income tax expense        93,314      5,501      98,815        72,839       249     73,088       46,630     2,059      48,689
 --------------------------------------------------------------------------------------------------------------------------------
 Net income              $183,068    $11,219    $194,287      $139,560   $ 5,255   $144,815    $  95,574   $ 7,448   $ 103,022
 --------------------------------------------------------------------------------------------------------------------------------
 Average assets
     (in millions)       $ 17,754    $ 1,836    $ 19,590      $ 12,192   $ 1,560   $ 13,752    $   8,548   $   999   $   9,547
 --------------------------------------------------------------------------------------------------------------------------------


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


20.  Derivative Financial Instruments

As part of CCMI's broker-dealer activities, the Company maintains a trading securities portfolio for distribution to its customers in order to meet those customers' needs. In order to reduce the exposure to market risk relating to the inventory, the Company buys and sells a variety of derivative financial instruments including futures and option contracts. Market risk includes changes in interest rates or value fluctuations in the underlying financial instruments. The Company uses notional (contract) amounts to measure derivative activity. Notional amounts are not included on the balance sheet, as those amounts are not actually paid or received at settlement. The following table reflects the open commitments for futures and options and the associated unrealized gains (losses) for the years ended December 31, 2003 and 2002, respectively:

  ---------------------------------------------------------------------------------------------
                                             Notional                       Unrealized
                                              Amount                        Gain (Loss)
                                           Long (Short)                         Net
  ---------------------------------------------------------------------------------------------
                                            2003         2002           2003            2002
  Municipal bond futures              $        -     $ 36,500        $     -         $   278
  Treasury bond futures                   (3,000)     (60,000)           (68)         (2,537)
  Treasury bond put options               (5,000)      45,000              3             (23)
  Treasury bond call options             (97,500)    (105,000)           343          (1,342)
  ---------------------------------------------------------------------------------------------
  Total                               $ (105,500)    $(83,500)       $   278         $(3,624)
  ---------------------------------------------------------------------------------------------

The average notional amount for futures and options contracts for the years ended December 31, 2003 and 2002 was $240.9 million and $257.9 million, respectively. Realized and unrealized gains and losses related to derivative financial instruments are included in other operating income in the statement of income.

The following table discloses the notional amounts and related fair value of the Company's interest rate swap positions (dollars in thousands) at December 31, 2003 and 2002, respectively:

--------------------------------------------------------------------------------------------
                                              Notional                       Estimated
                                               Amount                        Fair Value
--------------------------------------------------------------------------------------------
                                         2003         2002           2003            2002
Interest Rate Swaps:
   Assets                              $155,635     $109,432       $9,488           $11,164
   Liabilities                         $155,635      109,432       (8,659)          (10,338)
--------------------------------------------------------------------------------------------
                                                                   $  828           $   826
--------------------------------------------------------------------------------------------

Commerce Bancorp, Inc. and Subsidiaries
Report of Independent Auditors

The Board of Directors and Stockholders
Commerce Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Commerce Bancorp, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Bancorp, Inc. and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.


                                             /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 16, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

     The Company, under supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

     The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter (the Company's fourth fiscal quarter in the case of an annual report) that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter covered by this report.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations to enhance, where necessary its procedures and controls.

                                    Part III

Item 10. Directors and Executive Officers of Registrant.

     The information called for by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2004 Annual Meeting of Shareholders, which will be filed with the SEC.

     The Company has adopted a Code of Ethics for Senior Financial Officers that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and any other person performing similar functions and a Code of Business Conduct and Ethics that applies to all of its directors and employees, including, without limitation, its principal executive officer, principal financial officer, principal accounting officer and all of its employees performing financial or accounting functions. The Company's Code of Ethics for Senior Financial Officers and Code of Business Conduct and Ethics are posted on its website, www.commerceonline.com. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of its Code of Ethics for Senior Financial Officers by posting such information on its website at the location specified above.

Item 11. Executive Compensation.

     The information called for by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2004 Annual Meeting of Shareholders, which will be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information called for by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2004 Annual Meeting of Shareholders, which will be filed with the SEC. The following table details information regarding the Company's existing equity compensation plans as of December 31, 2003:

                                                        (a)                      (b)                           (c)
                                                                                                   Number of securities remaining
                                              Number of securities to       Weighted-average       available for future issuance
                                              be issued upon exercise      exercise price of      under equity compensation plans
                                              of outstanding options,     outstanding options,    (excluding securities reflected
                                                warrants and rights       warrants and rights              in column (a))
                                              -------------------------------------------------------------------------------------
Equity compensation plans approved by                11,957,602                  $28.76                      2,831,904
security holders
                                              -------------------------------------------------------------------------------------
Equity compensation plans not approved by               N/A                       N/A                           N/A
security holders
                                              =====================================================================================
Total                                                11,957,602                  $28.76                      2,831,904
                                              =====================================================================================

Item 13. Certain Relationships and Related Transactions.

     The information called for by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2004 Annual Meeting of Shareholders, which will be filed with the SEC.

Item 14. Principal Accountant Fees and Services

     The information called for by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2004 Annual Meeting of Shareholders, which will be filed with the SEC.

                                     Part IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The following financial statements of Commerce Bancorp, Inc. and Subsidiaries are filed as part of this Form 10-K in Item 8:

        Consolidated Balance Sheets as of December 31, 2003 and 2002

        Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

        Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

        Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001

        Notes  to  Consolidated   Financial  Statements

        Report  of  Independent Auditors

(a)(2)  Schedules

        All schedules have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable.

(a)(3)  Exhibits

              Exhibit
               Number                   Description of Exhibit                                    Location
               ------                   ----------------------                                    --------
                3.1       Restated Certificate of Incorporation of the         Incorporated by reference from the Company's Annual
                          Company, as amended.                                 Report on Form 10-K for the fiscal year ended
                                                                               December 31, 2002.

                3.2       By-laws of the Company, as amended.                  Incorporated by reference from the Company's Annual
                                                                               Report on Form 10-K for the fiscal year ended
                                                                               December 31, 2002.

                4.1       Certificate of Trust of Commerce Capital Trust II,   Incorporated by reference from the Company's
                          a Delaware statutory trust, filed March 4, 2002.     Registration Statement of Form S-3
                                                                               (Registration No. 333-87512)

                4.2       Declaration of Trust of Commerce Capital Trust II,   Incorporated by reference from the Company's
                          dated as of March 4, 2002 among Commerce Bancorp,    Registration Statement of Form S-3
                          Inc., as Depositor, The Bank of New York, as         (Registration No. 333-87512)
                          Property Trustee, The Bank of New York (Delaware),
                          as Delaware Trustee and the Administrative
                          Trustees named therein.

                4.3       Amended and Restated Declaration of Trust of         Incorporated by reference from the Company's
                          Commerce Capital Trust II, dated as of March 11,     Registration Statement of Form S-3
                          2002, among Commerce Bancorp, Inc., as Sponsor,      (Registration No. 333-87512)
                          The Bank of New York, as Property Trustee, The
                          Bank of New York (Delaware), as Delaware Trustee,
                          the Administrative Trustees, and the holders from time
                          to time of unindividual beneficial interests in the
                          assets of the Trust, including form of 5.95%
                          Convertible Trust Preferred Security.





Exhibits (continued)

                4.4       Indenture, dated as of March 11, 2002, between       Incorporated by reference from the Company's
                          Commerce Bancorp, Inc. and The Bank of New York as   Registration Statement of Form S-3
                          Debenture Trustee, including form of 5.95% Junior    (Registration No. 333-87512)
                          Subordinated Convertible Debenture due March 11,
                          2032.

                4.5       Registration Rights Agreement, dated March 11,       Incorporated by reference from the Company's
                          2002, among Commerce Bancorp, Inc., and Commerce     Registration Statement of Form S-3
                          Capital Trust II, as issuers, and Merrill Lynch &    (Registration No. 333-87512)
                          Co., Merrill Lynch, Pierce, Fenner & Smith
                          Incorporated on behalf of itself and as
                          representative of the other initial purchasers.

                4.6       Guarantee Agreement, dated as of March 11, 2002,     Incorporated by reference from the Company's
                          between Commerce Bancorp, Inc. and The Bank of New   Registration Statement of Form S-3
                          York, as Guarantee Trustee.                          (Registration No. 333-87512)

                10.1      Ground lease, dated July 1, 1984, among Commerce     Incorporated by reference from the Company's
                          NJ and Group Four Equities, relating to the branch   Registration Statement on Form S-1, and
                          office in Gloucester Township, New Jersey.           Amendments Nos. 1 and 2 thereto (Registration
                                                                               No. 2-94189)

                10.2      Ground lease, dated April 15, 1986, between          Incorporated by reference from the Company's
                          Commerce NJ and Mount Holly Equities, relating to    Annual Report on Form 10-K for the fiscal
                          Commerce NJ's branch office in Mt. Holly, New        year ended December 31, 1987.
                          Jersey.

         *      10.3      The Company's 1984 Incentive Stock Option Plan.      Incorporated by reference from the Company's
                                                                               Registration Statement on Form S-1, and
                                                                               Amendments Nos. 1 and 2 thereto (Registration
                                                                               No. 2-94189)

        *       10.4      The Company's Employee Stock Ownership Plan.         Incorporated by reference from the Company's Annual
                                                                               Report on Form 10-K for the fiscal year ended
                                                                               December 31, 1989.

                10.5      Lease, dated March 29, 1985, between Commerce PA     Incorporated by reference from the Company's
                          and Devon Properties (Ltd.), and lease dated         Registration Statement on Form S-2
                          September 4, 1985, between Commerce PA and Devon     (Registration No. 33-12603)
                          Properties (Ltd.), relating to Commerce PA's
                          branch office in Devon, Pennsylvania.

                10.6      Assignment of Lease and Assumption Agreement         Incorporated by reference from the Company's Annual
                          dated November 30, 1987, between the Company         Report on Form 10-K for the fiscal year ended
                          and Commerce PA, relating to Commerce PA's           December 31, 1987.
                          branch office in Devon, Pennsylvania.

                10.7      Lease between the Company and Astoria Associates,    Incorporated by reference from the Company's
                          relating to the Company's and Commerce NJ's          Registration Statement on Form S-2
                          headquarters facilities.                             (Registration No. 33-12603)

                10.8      Ground lease, dated April 15, 1986, between          Incorporated by reference from the Company's
                          Commerce NJ and U.S. Equities, relating to one of    Annual Report on Form 10-K for the fiscal
                          Commerce NJ"  branch offices in Washington           year ended December 31, 1988.
                          Township, New Jersey.

                10.9      Ground lease, dated February 1, 1988, between        Incorporated by reference from the Company's
                          Commerce NJ and Diversified Properties of New        Annual Report on Form 10-K for the fiscal
                          Jersey, relating to one of Commerce NJ's branch      year ended December 31, 1988.
                          offices in Washington Township, New Jersey.




Exhibits (continued)

               10.10      Ground lease, dated February 15, 1998, between       Incorporated by reference from the Company's
                          Commerce NJ and Diversified Properties of New        Annual Report on Form 10-K for the fiscal
                          Jersey, relating to one of the Commerce NJ's         year ended December 31, 1988.
                          branch offices in Cherry Hill, New Jersey.

         *     10.11      The Company's 1989 Stock Option Plan for             Incorporated by reference from the Company's
                          Non-Employee Directors.                              Registration Statement on Form S-2 and
                                                                               Amendments Nos. 1 and 2 thereto (Registration
                                                                               No. 33-31042)

         *     10.12      A copy of employment contracts with Vernon W.        Incorporated by reference from the Company's
                          Hill, II, C. Edward Jordan, Jr., and Peter           Annual Report on Form 10-K for the fiscal
                          Musumeci, Jr., dated January 2, 1992.                year ended December 31, 1991.

         *     10.13      A copy of the Retirement Plan for Outside            Incorporated by reference from the Company's
                          Directors of Commerce Bancorp, Inc.                  Annual Report on Form 10-K for the fiscal
                                                                               year ended December 31, 1992.

         *     10.14      The Company's 1994 Employee Stock Option Plan.       Incorporated by reference from the Company's Annual
                                                                               Report on Form 10-K for the fiscal year ended
                                                                               December 31, 1994.

         *     10.15      The Company's 1997 Employee Stock Option Plan.       Incorporated by reference from the Company's
                                                                               Definitive Proxy Statement for its 1997
                                                                               Annual Meeting of Shareholders, Exhibit A
                                                                               thereto.

         *     10.16      A copy of employment contracts with Dennis M.        Incorporated by reference from the Company's
                          DiFlorio and Robert D. Falese dated January 1,       Annual Report on Form 10-K for the fiscal
                          1998.                                                year ended December 31, 1997.

               10.17      Ground lease, dated June 1, 1994, between Commerce   Incorporated by reference from the Company's
                          NJ and Absecon Associates, L.L.C., relating to       Annual Report on Form 10-K for the fiscal
                          Commerce NJ's branch office in Absecon, New Jersey.  year ended December 31, 1997.

               10.18      Ground lease, dated September 11, 1995, between      Incorporated by reference from the Company's
                          Commerce Shore and Whiting Equities, L.L.C.,         Annual Report on Form 10-K for the fiscal
                          relating to Commerce Shore's branch office in        year ended December 31, 1997.
                          Manchester Township, New Jersey.

               10.19      Ground lease, dated November 1, 1995, between        Incorporated by reference from the Company's
                          Commerce NJ and Evesboro Associates, L.L.C.,         Annual Report on Form 10-K for the fiscal
                          relating to Commerce NJ's branch office in Evesham   year ended December 31, 1997.
                          Township, New Jersey.

               10.20      Ground lease, dated October 1, 1996, between         Incorporated by reference from the Company's
                          Commerce NJ and Triad Equities, L.L.C., relating     Annual Report on Form 10-K for the fiscal
                          to one of Commerce NJ's branch offices in            year ended December 31, 1997.
                          Gloucester Township, New Jersey.

               10.21      Ground lease, dated October 11, 1996 and First       Incorporated by reference from the Company's Annual
                          Lease Amendment dated November 25, 1996 between      Report on Form 10-K for the fiscal year ended
                          Commerce PA and Plymouth Equities, L.L.C., relating  December 31, 1997.
                          to Commerce PA's branch office in Plymouth
                          Township, PA.

               10.22      Ground lease, dated January 16, 1998, between        Incorporated by reference from the Company's
                          Commerce NJ and Ewing Equities, L.L.C., relating     Annual Report on Form 10-K for the fiscal
                          to Commerce NJ's branch in Ewing, New Jersey.        year ended December 31, 1998.




Exhibits (continued)

         *     10.23      The Company's 1998 Stock Option Plan for             Incorporated by reference from the Company's
                          Non-Employee Directors.                              Definitive Proxy Statement for its 1998
                                                                               Annual Meeting of Shareholders, Exhibit A
                                                                               thereto.

               10.24      Ground lease, dated July 31, 1998, between Commerce  Incorporated by reference from the Company's Annual
                          NJ and English Creek Properties, L.L.C., relating    Report on Form 10-K for the fiscal year ended
                          to Commerce NJ's branch in Egg Harbor Township, New  December 31, 1998.
                          Jersey.

               10.25      Ground lease, dated November 30, 1998, between       Incorporated by reference from the Company's
                          Commerce Shore and Brick/Burnt Tavern Equities,      Annual Report on Form 10-K for the fiscal
                          L.L.C., relating to Commerce Shore's branch office   year ended December 31, 1999.
                          in Brick, New Jersey.

               10.26      Ground lease, dated November 30, 1998, between       Incorporated by reference from the Company's
                          Commerce Shore and Aberdeen Equities, L.L.C.,        Annual Report on Form 10-K for the fiscal
                          relating to Commerce Shore's branch office in        year ended December 31, 1999.
                          Aberdeen, New Jersey.

               10.27      Ground lease, dated November 30, 1998, between       Incorporated by reference from the Company's
                          Commerce NJ and Hamilton/Wash Properties, L.L.C.,    Annual Report on Form 10-K for the fiscal
                          relating to Commerce NJ's branch office in           year ended December 31, 1999.
                          Hamilton Township, New Jersey.

               10.28      Ground lease, dated April 2, 1999, between           Incorporated by reference from the Company's
                          Commerce PA and Abington Equities, L.L.C.,           Annual Report on Form 10-K for the fiscal
                          relating to Commerce PA's branch office in           year ended December 31, 1999.
                          Abington Township, Pennsylvania.

               10.29      Ground lease, dated October 1999, between Commerce   Incorporated by reference from the Company's
                          PA and Bensalem Equities, L.L.C., relating to        Annual Report on Form 10-K for the fiscal
                          Commerce PA's branch office in Bensalem,             year ended December 31, 2000.
                          Pennsylvania.

               10.30      Ground lease, dated June 9, 2000, between Commerce   Incorporated by reference from the Company's
                          NJ and Galloway Equities, L.L.C., relating to        Annual Report on Form 10-K for the fiscal
                          Commerce NJ's branch office in Galloway, New         year ended December 31, 2000.
                          Jersey.

               10.31      Ground lease, dated December 11, 2000, between       Incorporated by reference from the Company's
                          Commerce PA and Chadds Ford Equities, L.L.C.,        Annual Report on Form 10-K for the fiscal
                          relating to Commerce PA's branch office in Chadds    year ended December 31, 2001.
                          Ford, Pennsylvania.

               10.32      Ground lease, dated March 10, 2000, between          Incorporated by reference from the Company's
                          Commerce PA and Chalfont Equities, L.L.C.,           Annual Report on Form 10-K for the fiscal
                          relating to Commerce PA's branch office in New       year ended December 31, 2001.
                          Britain Township, Pennsylvania.

               10.33      Ground lease, dated January 4, 2001, between         Incorporated by reference from the Company's
                          Commerce PA and Warminster Equities, L.L.C.,         Annual Report on Form 10-K for the fiscal
                          relating to Commerce PA's branch office in           year ended December 31, 2001.
                          Warminster Township, Pennsylvania.

               10.34      Ground lease dated January 1, 2001, between          Incorporated by reference to the Company's
                          Commerce NJ and Willingboro Equities, L.L.C.,        Form 10-Q for the quarter ended March 31,
                          relating to Commerce NJ's branch office in           2003.
                          Willingboro, New Jersey.

               10.35      Ground lease dated November 27, 2001, between        Incorporated by reference to the Company's
                          Commerce PA and Warrington Equities, L.L.C.,         Form 10-Q for the quarter ended March 31,
                          relating to Commerce PA's branch office in           2003.
                          Warrington, Pennsylvania.


         *     10.36      The Company's Supplemental Executive Retirement
                          Plan.




Exhibits (continued)

                21.1      Subsidiaries of the Company.                         Incorporated by reference from PART 1, Item
                                                                               1. "BUSINESS" of this Report on Form 10-K.

                23.1      Consent of Ernst & Young LLP.

                31.1      Certification of the Company's Chief Executive
                          Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                31.2      Certification of the Company's Chief Financial Officer
                          pursuant  to  18  U.S.C.   Section  1350,  as  adopted
                          pursuant to Section 302 of the  Sarbanes-Oxley  Act of
                          2002.

                 32       Certification of the Company's Chief Executive
                          Officer and Chief Financial Officer pursuant to 18
                          U.S.C. Section 1350, as adopted pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002.


* Management contract or compensation plan or arrangement.

(b)  Reports on Form 8-K

     On October 15, 2003, we filed a Current Report on Form 8-K which included as exhibits a press release, issued by us on October 15, 2003, announcing our results for the third quarter of 2003 and certain supplemental information.

     On October 30, 2003, we filed a Current Report on Form 8-K in response to published articles concerning a possible investigation of the municipal underwriting business of Commerce Capital Markets, Inc., a subsidiary of Commerce Bancorp, Inc.

     On December 4, 2003, we filed a Current Report on Form 8-K, which included certain questions and answers regarding corporate information.

(c)(d) Exhibits and Financial Statement Schedules

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

                                           Commerce Bancorp, Inc.

                                           By       /s/ Vernon W. Hill, II
                                                --------------------------------
                                                      Vernon W. Hill, II
Date: March 12, 2004                                Chairman of the Board
                                                        and President

                                           By       /s/ Douglas J. Pauls
                                                --------------------------------
                                                      Douglas J. Pauls
                                                Senior Vice President and
                                                 Chief Financial Officer
                                                (Principal Financial and
                                                    Accounting Officer)

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

                  Signature                                        Title                                 Date
                  ---------                                        -----                                 ----

     /s/       Vernon W. Hill, II                  Chairman of the Board, President and Director   March 12, 2004
-----------------------------------------          (Principal Executive Officer)
               Vernon W. Hill, II

     /s/         Robert C. Beck                    Secretary and Director                          March 12, 2004
-----------------------------------------
                 Robert C. Beck

     /s/         Jack R Bershad                    Director                                        March 12, 2004
-----------------------------------------
                 Jack R Bershad

     /s/         Joseph Buckelew                   Director                                        March 12, 2004
-----------------------------------------
                 Joseph Buckelew

     /s/      Donald T. DiFrancesco                Director                                        March 12, 2004
-----------------------------------------
              Donald T. DiFrancesco

     /s/         Morton N. Kerr                    Director                                        March 12, 2004
-----------------------------------------
                 Morton N. Kerr

     /s/         Steven M. Lewis                   Director                                        March 12, 2004
-----------------------------------------
                 Steven M. Lewis

     /s/     George E. Norcross, III               Director                                        March 12, 2004
-----------------------------------------
             George E. Norcross, III

     /s/        Joseph J. Plumeri                  Director                                        March 12, 2004
-----------------------------------------
                Joseph J. Plumeri

     /s/        Daniel J. Ragone                   Director                                        March 12, 2004
-----------------------------------------
                Daniel J. Ragone

     /s/     William A. Schwartz Jr.               Director                                        March 12, 2004
-----------------------------------------
             William A. Schwartz Jr.

     /s/     Joseph T. Tarquini Jr.                Director                                        March 12, 2004
-----------------------------------------
             Joseph T. Tarquini Jr.

     /s/       Frank C. Videon Sr.                 Director                                        March 12, 2004
-----------------------------------------
               Frank C. Videon Sr.

57