Form 10-K/A
period 2003-12-31
COMMERCE BANCORP INC /NJ/
filed 2004-03-19
CIK 715096

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                   FORM 10-K/A
                                (Amendment No. 1)

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

================================================================================

EXPLANATORY NOTE
(Amounts in thousands)

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 11, 2004. This Amendment corrects typographical errors contained in the third chart on page 23 in Item 7, Management's Discussion and Analysis.

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


The MVE analyzes both sides of the balance sheet and, as indicated below, demonstrates the inherent value of the Company's core deposits in a rising rate environment. As rates rise, the value of the Company's core deposits increases which helps offset the decrease in value of the Company's fixed rate assets. The following table summarizes the market value of equity at December 31, 2003 (in millions, except for per share amounts):

------------------------------------------------------------
                            Market Value of
                                 Equity        Per Share
------------------------------------------------------------

   Plus 200 basis point          $4,531           $58.95

   Current Rate                  $4,656           $60.57

   Minus 100 basis point         $3,924           $51.05


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

                           ---------------------------

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(3)  Exhibits

              Exhibit
               Number                   Description of Exhibit
               ------                   ----------------------

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



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Commerce Bancorp, Inc.


                                           By       /s/ Douglas J. Pauls
Date: March 19, 2004                       --------------------------------
                                                      Douglas J. Pauls
                                                Senior Vice President and
                                                 Chief Financial Officer
                                                (Principal Financial and
                                                    Accounting Officer)