Form 10-K/A
period 2003-12-31
COMMERCE BANCORP INC /NJ/
filed 2004-04-29
CIK 715096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-K/A
                                (Amendment No. 2)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________.

                            Commission File #1-12609

                              COMMERCE BANCORP, INC
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


        Registrant's telephone number, including area code: 856-751-9000

     Securities registered pursuant to Section 12(b) of the Act:


      Common Stock                       New York Stock Exchange
     --------------            ------------------------------------------
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).Yes X No __.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,497,629,542.(1)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

       Common Stock $1.00 Par Value                          77,907,957
   ------------------------------------              -------------------------
          Title of Class                             No. of Shares Outstanding


                       DOCUMENTS INCORPORATED BY REFERENCE
     None.
                              - - - - - - - - - -

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Registrant's Common Stock outstanding reduced by the number of shares of Common Stock held by officers, directors and shareholders owning 10% or more of the Registrant's Common Stock, multiplied by $37.10, the last sale price for the Registrant's Common Stock on June 30, 2003, the last business day of the Registrant's most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the Registrant or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the recordkeeping purposes of the Securities and Exchange Commission.

                                EXPLANATORY NOTE

      This Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 15, 2004 (the "2003 10-K"), is being filed to provide the disclosure required by Items 10 through 14 of Form 10-K which the Registrant had incorporated into the 2003 10-K by reference to its Proxy Statement for the Registrant's 2004 Annual Meeting of Shareholders. Since the Registrant will not file its definitive Proxy Statement within 120 days after the end of the fiscal year covered by the 2003 10-K, the information required by Items 10 through 14 of Form 10-K is accordingly set forth below.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

         Directors of Commerce Bancorp, Inc. ("Bancorp" or the "Company") hold office for one year and until their respective successors have been duly elected and qualified. The following information regarding Bancorp's directors is based, in part, on information furnished by the directors.



                          Name                        Age         Positions with Bancorp and Subsidiaries
       ----------------------------------------      ----     -----------------------------------------------
       Vernon W. Hill, II......................       58      Chairman and President of Bancorp; Chairman and
                                                              President of Commerce NJ; Chairman of Commerce
                                                              PA, Commerce Shore, Commerce North and Commerce
                                                              Delaware
       Robert C. Beck..........................       68      Secretary and Director of Bancorp and Commerce
                                                              NJ
       Jack R Bershad..........................       73      Director of Bancorp and Commerce NJ
       Joseph E. Buckelew......................       75      Director of Bancorp, Commerce NJ and Commerce
                                                              Shore; President of Commerce Shore; Vice
                                                              Chairman of Commerce Insurance Services, Inc.
       Donald T. DiFrancesco...................       59      Director of Bancorp and Commerce NJ
       Morton N. Kerr..........................       73      Director of Bancorp and Commerce NJ
       Steven M. Lewis.........................       54      Director of Bancorp and Commerce NJ
       George E. Norcross, III.................       48      Director of Bancorp and Commerce NJ; Chairman
                                                              and Chief Executive Officer of Commerce
                                                              Insurance Services, Inc.
       Joseph J. Plumeri, II...................       60      Director of Bancorp and Commerce NJ
       Daniel J. Ragone........................       76      Director of Bancorp and Commerce NJ
       William A. Schwartz, Jr.................       63      Director of Bancorp and Commerce NJ
       Joseph T. Tarquini, Jr..................       68      Director of Bancorp and Commerce NJ
       Frank C. Videon ........................       81      Director of Bancorp and Commerce NJ

       ------------------------------------------------------------------------------------------------------


        Mr. Hill, a director of Commerce NJ since 1973 and Bancorp since 1982, has been Chairman and/or President of Commerce NJ since 1973 and Chairman and President of Bancorp since 1982. Mr. Hill has been Chairman of Commerce PA from June 1984 to June 1986 and from January 1987 to the present, Chairman of Commerce Shore since January 1989, Chairman of Commerce North since January 1997 and Chairman of Commerce Delaware since October 1999.

         Mr. Beck, a director of Commerce NJ since 1973 and Bancorp since 1982, has been Secretary of Commerce NJ since 1973 and Secretary of Bancorp since 1982. Mr. Beck has been of counsel to the law firm of Parker, McCay & Criscuolo, Marlton, New Jersey, since 2000. Mr. Beck was a member of the law firm of Parker, McCay & Criscuolo, Marlton, New Jersey from 1987 until 2000.

         Mr. Bershad, a director of Bancorp and Commerce NJ since 1987, is a retired partner of the law firm of Blank Rome LLP, Philadelphia, Pennsylvania and Cherry Hill, New Jersey, and was a partner in such firm from 1964 to 2002.

         Mr. Buckelew, a director of Bancorp since November 1996, Commerce Shore since 1993 and Commerce NJ since June 1997, has been Vice Chairman of Commerce Insurance Services, Inc. since November 2000 and President of Commerce Shore since 1998. Mr. Buckelew was Chairman of Commerce Insurance Services, Inc. from November 1996 through November 2000.

         Mr. DiFrancesco, a director of Bancorp and Commerce NJ since March 2002, was the Acting Governor of New Jersey from January 31, 2001 through January 8, 2002, served as the President of the New Jersey Senate from 1992 through January 31, 2001 and has been a partner in the law firm of DiFrancesco, Bateman, Coley, Yospin, Kunzman, Davis & Lehrer, P.C., Warren, New Jersey, from 1992 through January 31, 2001 and from January 8, 2002 to present.

         Mr. Kerr, a director of Commerce NJ since 1973 and Bancorp since 1982, has been Chairman of Markeim-Chalmers, Inc., Realtors, Cherry Hill, New Jersey, a real estate company, since 1965 and Markeim-Chalmers, Inc., Appraisal Firm, Cherry Hill, New Jersey, from 1965 through August 1, 2002 on which date Mr. Kerr resigned from the appraisal company and divested his interest in such company.

         Mr. Lewis, a director of Bancorp and Commerce NJ since 1988, has been President of U.S. Restaurants, Inc., Blue Bell, Pennsylvania, since 1985 and President of S. J. Dining, Inc., Blue Bell, Pennsylvania, since 1986. Mr. Lewis is also a director of Quality Dining Inc.

         Mr. Norcross, a director of Bancorp and Commerce NJ since March 2002, has been the Chairman and Chief Executive Officer of Commerce Insurance Services, Inc. since November 2000. Mr. Norcross was the President and Chief Executive Officer of Commerce Insurance Services, Inc. from November 1996 through November 2000.

         Mr. Plumeri, who was appointed by the board as a director in January 2004, has been Chairman and Chief Executive Officer of Willis Group Holdings Limited, New York, New York, an insurance broker and New York Stock Exchange ("NYSE") company, since October 2000. Mr. Plumeri served as Chairman and Chief Executive Officer of Citigroup Inc.'s Primerica Financial Services from 1995 to 1999.

         Mr. Ragone, a director of Commerce NJ since 1981 and Bancorp since 1982, was the former Chairman and/or President of Ragone, Raible, Lacatena & Beppel, C.P.A., Haddonfield, New Jersey, and its predecessor firms from 1960 to 1996.

         Mr. Schwartz, a director of Bancorp and Commerce NJ since June 1997, has been Chairman, President and Chief Executive Officer of U.S. Vision, Inc., Glendora, New Jersey, an optical retailer, or its predecessor firms, since 1967. Mr. Schwartz is also a director of Mothers Work, Inc.

         Mr. Tarquini, a director of Commerce NJ since 1973 and Bancorp since 1982, was the Chairman and/or President of The Tarquini Organization, A.I.A., Camden, New Jersey, from 1980 to 2000.

         Mr. Videon, a director of Bancorp and Commerce NJ since June 1997, was the owner of Frank C. Videon Funeral Home, Broomall, Pennsylvania, from 1982 to 2002. Mr. Videon currently serves as a consultant to the Frank C. Videon Funeral Home.

Audit Committee

         The board of directors of Bancorp has established an Audit Committee. Daniel J. Ragone, Chairman, Frank C. Videon, Sr. and Joseph T. Tarquini, Jr. are the current members of the Audit Committee. Each member of the Audit Committee is independent under applicable NYSE listing standards and Securities and Exchange Commission ("SEC") regulations. In addition, the board has determined that Daniel J. Ragone qualifies as an "audit committee financial expert" as defined by the SEC and, is independent within the meaning of applicable NYSE listing standards and SEC regulations.

Consideration of Director Candidates Recommended or Nominated by Shareholders

         The Nominating and Governance Committee of the board of directors of Bancorp will consider properly submitted shareholder recommendations for director candidates. According to Bancorp's Bylaws, nominations by shareholders for directors to be elected at a meeting of shareholders which have not previously been approved by the board of directors must be submitted to the Secretary of Bancorp, not later than (i) the latest date upon which shareholder proposals must be submitted to Bancorp for inclusion in Bancorp's proxy statement relating to such meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), or other applicable rules or regulations under the federal securities laws or, if no such rules apply, at least 90 days prior to the date one year from the date of the immediately preceding annual meeting of shareholders, and (ii) with respect to an election to be held at a special meeting of shareholders, 30 days prior to the printing of Bancorp's proxy materials with respect to such meeting or if no proxy materials are being distributed to shareholders, at least the close of business on the fifth day following the date on which notice of such meeting is first given to shareholders. Each nomination is required to set forth:

o the name and address of the shareholder making the nomination and the person or persons nominated;

o a representation that the shareholder is a holder of record of capital stock of Bancorp entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to vote for the person or persons nominated;

o a description of all arrangements and understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination was made by the shareholder;

o such other information regarding each nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the SEC had the nominee been nominated by the Nominating and Governance Committee; and

o the consent of each nominee to serve as a director of Bancorp if so elected.

Senior Officers

         The senior officers of Bancorp and its subsidiaries, as of April 23, 2004, are set forth below.


                                                                   Positions with Bancorp and/or its subsidiaries
                      Name                            Age                       Principal Occupation

--------------------------------------------         -----     ---------------------------------------------------
Vernon W. Hill, II..........................          58       Chairman and President of Bancorp since 1982;
                                                               Chairman and/or President of Commerce NJ since 1973;
                                                               Chairman of Commerce PA from June 1984 to June 1986
                                                               and from January 1987 to present; Chairman of
                                                               Commerce Shore since 1989, Commerce North since 1997,
                                                               and Commerce Delaware since 1999.
Peter M. Musumeci, Jr. .....................          53       Executive Vice President and Senior Credit Officer of
                                                               Bancorp and Commerce NJ since 1986; Treasurer and
                                                               Assistant Secretary of Bancorp since 1984; Director
                                                               of Commerce Shore since 1989.
Robert D. Falese, Jr........................          57       Executive Vice President and Senior Loan Officer of
                                                               Bancorp and Commerce NJ since 1992.
Dennis M. DiFlorio..........................          50       Executive Vice President of Bancorp and Commerce NJ
                                                               since January 1996; Director of Commerce North since
                                                               1997.
C. Edward Jordan, Jr........................          60       Executive Vice President of Bancorp and Commerce NJ
                                                               since 1982.
Douglas J. Pauls............................          45       Chief Financial Officer of Bancorp since March 2002;
                                                               Senior Vice President of Bancorp since January 1999.
                                                               Prior thereto Mr. Pauls was the Chief Accounting
                                                               Officer of Bancorp from October 1995 to March 2002.

-------------------------------------------------------------------------------------------------------------------



Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires Bancorp's directors and executive officers, and persons who own more than 10% of a registered class of Bancorp's equity securities, to file with the SEC reports about their beneficial ownership of Bancorp common stock and other equity securities of Bancorp. All such persons are required by SEC regulation to furnish Bancorp with copies of all Section 16(a) reports they file.

     Based solely on review of the copies of such reports furnished to Bancorp and written representations that no other reports were required during the fiscal year ended December 31, 2003, Bancorp believes all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were timely complied with, except that the following persons filed reports that were inadvertently late: (a) Daniel Ragone filed a Form 4 in connection with a disposition of common stock which was not timely;
(b) William Schwartz filed a Form 4 in connection with a purchase of common stock which was not timely; and (c) Edward Jordan, Douglas Pauls, David Wojcik and the individuals (other than Joseph J. Plumeri) listed on the Security Ownership of Management and Certain

Beneficial Owners table on pages 16 and 17 of this Amendment 2, each filed a Form 4 in connection with the grant of stock options which was not timely.

Code of Ethics

     Bancorp has adopted a Code of Ethics for Senior Financial Officers that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and any other person performing similar functions and a Code of Business Conduct and Ethics that applies to all of its directors and employees including, without limitation, its principal executive officer, principal financial officer, principal accounting officer and all of its employees performing financial or accounting functions. Bancorp's Code of Ethics for Senior Financial Officers and Code of Business Conduct and Ethics are posted on its website, www.yesbank.com. Bancorp intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of its Code of Ethics for Senior Financial Officers by posting such information on its website at the location specified above.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

     The following table is a summary of certain information concerning the compensation during the last three fiscal years awarded or paid to, or earned by, Bancorp's chief executive officer and each of Bancorp and/or its subsidiaries' other four most highly compensated executive officers during 2003.




                                                    Annual Compensation                        Long Term Compensation
                                   ---------------------------------------------------------  -----------------------------
                                                                                                Securities
                                                                              Other Annual      Underlying      All Other
                                                                              Compensation     Stock Option   Compensation
           Name/Title                Year         Salary          Bonus            (1)          Grants (2)         (3)
---------------------------------    ----         ----------     ----------       ----------    ------------   ------------
Vernon W. Hill, II...............    2003         $2,000,000     $1,000,000         $205,325         150,000        $16,734
Chairman and President               2002          1,500,000        750,000          154,339         150,000         16,249
of Bancorp and Commerce NJ;          2001          1,250,000        500,000          123,614         200,000         33,116
Chairman of Commerce PA,
Commerce Shore, Commerce North,
and Commerce Delaware


Peter M. Musumeci...............     2003          $ 450,000       $100,000                           40,000        $12,220
Executive Vice President and         2002            400,000        100,000                           40,000         11,206
Senior Credit Officer of Bancorp     2001            360,000        100,000                           50,000         22,167
and Commerce NJ; Treasurer and
Assistant Secretary of Bancorp


Robert D. Falese, Jr.............    2003          $ 650,000       $150,000                           75,000        $21,623
Executive Vice President and         2002            550,000        150,000                           75,000         21,527
Senior Loan Officer of Bancorp       2001            500,000        150,000                          100,000         17,901
and Commerce NJ


Dennis M. DiFlorio...............    2003          $ 650,000       $150,000                           75,000        $10,112
Executive Vice President of          2002            550,000        150,000                           75,000          9,843
Bancorp and Commerce NJ              2001            500,000        150,000                          100,000          8,174





George E. Norcross, III..........    2003          $ 850,000       $300,000         $ 89,592         100,000        $16,320
Chairman and Chief Executive         2002            750,000        300,000           76,127         100,000         14,130
Officer of Commerce Insurance        2001            600,000        200,000                          100,000          7,004
Services, Inc.


_____________________________________

(1) The total in this column reflects personal use of a company car (for 2003, Mr. Hill, $5,924; Mr. Norcross, $4,800; for 2002, Mr. Hill, $3,020; Mr.
     Norcross, $4,800; and for 2001, Mr. Hill, $4,518), expense allowances (for 2003, Mr. Hill, $195,837; Mr. Norcross, $82,470; for 2002, Mr. Hill,
     $147,917;  Mr.  Norcross,  $69,167;  and for 2001, Mr. Hill,  $117,086) and
     country club dues (for 2003, Mr. Hill, $3,564; Mr. Norcross, $2,322; for 2002, Mr. Hill, $3,402; Mr. Norcross, $2,160; and for 2001, Mr. Hill,
     $2,010). The value of such other annual compensation did not exceed the lesser of $50,000 or 10% of salary and bonus for any individual in any year except for Mr. Hill and Mr. Norcross in 2002 and 2003.

(2) The stock option grants reflected in this column have been adjusted for the 2 for 1 stock split declared on November 21, 2001. The original grant was adjusted based on the unexercised option shares outstanding on the date of the stock split.

(3) The totals in this column reflect (i) premiums on life insurance (for 2003, Mr. Hill, $3,494; Mr. Musumeci, $1,472; and Mr. Norcross, $10,030; for 2002, Mr. Hill, $3,096; Mr. Musumeci, $1,383; and Mr. Norcross, $9,130; and for 2001, Mr. Hill, $21,446; Mr. Musumeci, $12,540; and Mr. Norcross, $3,130); (ii) long-term disability policies (for 2003, Mr. Hill, $8,240; Mr. Musumeci, $6,330; Mr. Falese, $16,623; and Mr. DiFlorio $5,112; for 2002, Mr. Hill, $8,153; Mr. Musumeci, $6,208; Mr. Falese, $16,527; and Mr.
     DiFlorio, $4,843; and for 2001, Mr. Hill, $7,796; Mr. Musumeci, $5,800; Mr. Falese, $14,027; and Mr. DiFlorio, $4,300); (iii) contributions to Bancorp's ESOP (in 2001, $165 each for all five individuals); and (iv) contributions to Bancorp's 401(k) (for 2003, Mr. Hill, $5,000; Mr. Musumeci, $4,418; Mr. Falese, $5,000; Mr. DiFlorio, $5,000; and Mr. Norcross, $5,000; for 2002, Mr. Hill, $5,000; Mr. Musumeci, $3,615; Mr.
     Falese, $5,000; Mr. DiFlorio, $5,000; and Mr. Norcross, $5,000; and for 2001, Mr. Hill, $3,709; Mr. Musumeci, $3,662; Mr. Falese, $3,709; Mr.
     DiFlorio, $3,709; and Mr. Norcross, $3,709).

Employment Agreements

         Mr. Hill's employment agreement provides that he will be employed by Bancorp and Commerce NJ as Chairman of the Board, President and Chief Executive Officer for a term of five years effective January 1, 1992, provided that on each January 1 thereafter Mr. Hill's employment agreement shall be automatically renewed and extended for a new five year term unless either Bancorp or Mr. Hill gives the other at least 90 days prior written notice of their desire to terminate Mr. Hill's employment agreement, in which event the term will have four years remaining.

         Under the terms of Mr. Hill's employment agreement, Mr. Hill's "base salary" shall not be less than $2,000,000. Mr. Hill's employment agreement provides that Mr. Hill will participate in any benefit or compensation programs in effect which are generally made available from time to time to executive officers of Bancorp and provides for all other fringe benefits as in effect from time to time which are generally available to Bancorp's salaried officers including, without limitation, medical and hospitalization coverage, life insurance coverage and disability coverage.

         Mr. Hill's employment agreement requires Bancorp to compensate Mr. Hill for the balance of the term of his employment agreement at a rate equal to seventy percent of his annual base salary if he becomes permanently disabled (as defined in Mr. Hill's employment agreement) during the term and to pay Mr. Hill's designated beneficiary a lump sum death benefit if he dies during the term in an amount equal to three times his average annual base salary in effect during the 24 months immediately preceding his death.

         Mr. Hill's employment agreement allows Mr. Hill to terminate his employment with Bancorp upon a change in control of Bancorp (as defined in Mr. Hill's employment agreement) and if within three years of such change in control, without Mr. Hill's consent, among other things, the nature and scope of his authority with Bancorp or a surviving or acquiring person are materially reduced to a level below that which he enjoyed on January 1, 1992. If Mr. Hill terminates his employment because of a change in control, he will be entitled to a lump sum severance payment equal to four times his average annual base salary in effect during the 24 month period immediately preceding such termination (provided that such payment does not constitute a "parachute payment" under Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), and in the event such payment would constitute a "parachute payment," such lump sum severance payment shall be reduced so as to not constitute a "parachute payment"), and the continuation of certain benefits including medical, hospitalization and life insurance. Mr. Hill's employment agreement contains a non-competition covenant for Mr. Hill should his employment with Bancorp be terminated under certain circumstances.

         The employment agreements for Messrs. Musumeci, Falese, DiFlorio and Norcross are substantially similar to that of Mr. Hill's except that: Mr. Musumeci will serve as Executive Vice President and Senior Credit Officer of Bancorp and Commerce NJ, Mr. Falese will serve as Executive Vice President and Senior Loan Officer of Bancorp and Commerce NJ, Mr. DiFlorio will serve as Executive Vice President of Bancorp and Commerce NJ, and Mr. Norcross will serve as Chief Executive Officer of Commerce Insurance Services, Inc. The term of each employment agreement is three years and the lump sum death benefit is in each case equal to two times the respective average annual base salary in effect during the 24 month period preceding death. Mr. Musumeci's "base salary" under his employment agreement is $450,000, Mr. Falese's "base salary" under his employment agreement is $650,000, Mr. DiFlorio's "base salary" under his employment agreement is $650,000, Mr. Norcross' "base salary" under his employment agreement is $850,000.

Employee Stock Option Plans

         Effective May 1994, Bancorp adopted the Commerce Bancorp, Inc. 1994 Employee Stock Option Plan (the "1994 Plan") which provided for the purchase of a total of not more than 3,348,579 shares of Bancorp common stock (as adjusted for all stock splits and stock dividends through April 23, 2004) by officers and key employees of Bancorp or its subsidiary corporations. Pursuant to the 1994 Plan, stock options may be granted which qualify under the Code as incentive stock options as well as stock options that do not qualify as incentive stock options. No further options may be granted under the 1994 Plan. As of April 23, 2004, options to purchase 972,655 shares of Bancorp common stock (as adjusted for all stock splits and stock dividends through April 23, 2004) were outstanding under the 1994 Plan.

         Effective May 1997 (and as amended in 2000), Bancorp adopted the Commerce Bancorp, Inc. 1997 Employee Stock Option Plan (the "1997 Plan") which provides for the purchase of a total of not more than 17,234,000 shares of Bancorp common stock (as adjusted for all stock splits and stock dividends through April 23, 2004) by officers and key employees of Bancorp or its subsidiary corporations. Pursuant to the 1997 Plan, stock options may be granted which qualify under the Code as incentive stock options as well as stock options that do not qualify as incentive stock options. All officers and key employees of Bancorp or any current or future subsidiary corporation are eligible to receive options under the 1997 Plan. As of April 23, 2004, options to purchase 17,051,706 shares of Bancorp common stock (as adjusted for all stock splits and stock dividends through April 23, 2004) had been granted under the 1997 Plan and 183,450 shares of Bancorp common stock (as adjusted for all stock splits and stock dividends through April 23, 2004) were available for issuance under the 1997 Plan.

         The 1994 Plan and 1997 Plan are collectively referred to as the "Employee Plans."

         The purpose of the Employee Plans is to provide additional incentive to employees of Bancorp and its subsidiary corporations by encouraging them to invest in Bancorp's common stock and thereby acquire a proprietary interest in Bancorp and an increased personal interest in Bancorp's continued success and progress.

         The Employee Plans are administered by the Compensation Committee which is appointed by the board of directors and consists only of directors who are not eligible to receive options under the Employee Plans. The Compensation Committee determines in concert with senior management, among other things, which officers and key employees receive an option or options under the Employee Plans, the type of option (incentive stock options or non-qualified stock options, or both) to be granted, the number of shares subject to each option, the rate of option exercisability, and, subject to certain other provisions to be discussed below, the option price and duration of the option. Under the 1997 Plan, no individual may be granted a number of options that is more than 50% of the total number of shares of Bancorp common stock authorized for issuance under the 1997 Plan. In addition, incentive stock options first exercisable by an employee in any one year under the 1997 Plan (and all other Employee Plans of Bancorp) may not exceed $100,000 in value (determined at the time of grant). The Compensation Committee may, in its discretion, modify or amend any of the option terms herein described, provided that if an incentive stock option is granted, the option as modified or amended continues to be an incentive stock option.

         In the event of any change in the capitalization of Bancorp, such as by stock dividend, stock split or what the board of directors deems in its sole discretion to be similar circumstances, the aggregate number and kind of shares which may be issued under the Employee Plans will be appropriately adjusted in a manner determined in the sole discretion of the board of directors. Reacquired shares of Bancorp's common stock, as well as unissued shares, may be used for the purpose of the 1997 Plan. The option price for options issued under the 1997 Plan must be at least equal to 100% of the fair market value of the Bancorp common stock as of the date the option is granted.

         Options granted prior to January 1, 2003 pursuant to the Employee Plans are not exercisable until one year after the date of grant and then are exercisable pursuant to a schedule based on years of service or option holding period. Options granted after January 1, 2003 pursuant to the Employee Plans are not exercisable until one year after the date of grant and then are exercisable ratably over four years. Under the Employee Plans, in the event of a "change in control" of Bancorp, as defined in the Employee Plans, each optionee may exercise the total number of shares then subject to the option. The Compensation Committee has the authority to provide for a different rate of option exercisability for any optionee.

         Options granted under the 1994 Plan are not transferable other than by will or by the laws of descent and distribution. Except as otherwise authorized by the Compensation Committee with respect to non-qualified stock options only, options granted pursuant to the 1997 Plan are not transferable, except by will or the laws of descent and distribution in the event of death.

         Under the 1994 Plan and 1997 Plan, unless terminated earlier by the option's terms, both incentive stock options and non-qualified stock options expire ten years after the date they are granted. Options terminate three months after the date on which employment is terminated (whether such termination be voluntary or involuntary), other than by reason of death or disability. The option terminates one year from the date of termination due to death or disability (but not later than the scheduled termination date). During an optionee's lifetime, the option is exercisable only by the optionee including, for this purpose, the optionee's legal guardian or custodian in the event of disability, except that under the 1997 Plan, if specifically permitted by the Compensation Committee or the board of directors, non-qualified stock options are transferable.

         During 2003, Bancorp granted stock options to purchase an aggregate of 2,547,210 shares of Bancorp common stock (as adjusted for all stock splits and stock dividends through April 23, 2004) at an average exercise price of $42.51 per share (as adjusted for all stock splits and stock dividends through April 23, 2004) under the 1997 Plan. During 2003, a total of 1,530,804 options were exercised under the Employee Plans.

Stock Option Tables

         The following table sets forth certain information regarding options granted during 2003 to each of the executive officers named in the Summary Compensation Table.



                                           Individual Option Grants in Fiscal 2003                    Grant Date Value
                                ------------------------------------------------------------     --------------------------
                                   Number of      % of Total
                                  Securities       Options                                       Black-Scholes
                                  Underlying      Granted to                                      Grant Date
                                    Options      Employees in    Exercise                           Present     Black-Scholes
            Name                    Granted      Fiscal Year       Price     Expiration Date       Value(1)      Value(1)
-----------------------------     ----------    --------------  ----------  -----------------      ------------ ------------
Vernon W. Hill, II..........         150,000       5.9%           $ 42.80   February 18, 2013       $1,786,500       $11.91
Peter M. Musumeci, Jr.......          40,000       1.6%             42.80   February 18, 2013          476,400        11.91
Robert D. Falese, Jr........          75,000       2.9%             42.80   February 18, 2013          893,250        11.91
Dennis M. DiFlorio..........          75,000       2.9%             42.80   February 18, 2013          893,250        11.91
George E. Norcross, III.....         100,000       3.9%             42.80   February 18, 2013        1,191,000        11.91



----------------------------

(1) In accordance with SEC rules, the Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table. Bancorp's use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about future movement of the stock price. The assumptions used in the model were expected volatility of .304, risk-free rate of return of 3.00%, dividend yield of 1.50%, and weighted average expected life of 5.22 years. The real value of the options in this table depends upon the actual performance of Bancorp's common stock during the applicable period.

         The following table sets forth certain information regarding individual exercises of stock options during 2003 by each of the executive officers named in the Summary Compensation Table.



                  AGGREGATED STOCK OPTION EXERCISES IN 2003 AND
                          YEAR-END STOCK OPTION VALUES

                                Shares                      Number of Securities Underlying     Value of Unexercised In-the-
                              Acquired on       Value        Unexercised Stock Options at      Money Stock Options at Year-End
           Name                Exercise       Realized             Year-End 2003(1)                        2003(2)
----------------------------  -----------     --------      -------------------------------    ---------------------------------
                                                               Exercisable      Unexercisable     Exercisable      Unexercisable
                                                               -----------      -------------    ------------      -------------
Vernon W. Hill, II                 175,862     $8,160,220       1,883,092            112,500     $62,179,885         $1,111,500
Peter M. Musumeci, Jr.              51,672      1,901,530         196,594             30,000       4,818,113            296,400
Robert D. Falese, Jr.              222,182      5,721,984         298,816             56,250       6,844,285            555,750
Dennis M. DiFlorio                  82,000      2,698,005         580,806             56,250      18,078,307            555,750
George E. Norcross, III                274          4,850         541,534             75,000      14,321,994            741,000
----------------------------



(1) Includes stock options held as of December 31, 2003 and which were exercisable on or within 60 days of December 31, 2003.

(2) Represents the difference between $52.68, the closing price of Bancorp common stock on December 31, 2003, as reported on the NYSE, and the exercise price of in-the-money options, multiplied by the number of exercisable or unexercisable options held, as applicable.

Employee Stock Ownership Plan

         Effective January 1, 2002, the Commerce Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") was merged into the Commerce Bancorp, Inc. 401(k) Retirement Plan ("401(k) Plan").

         As of December 31, 2003, the ESOP Trust held of record 1,533,000 shares of Bancorp common stock (as adjusted for all stock splits and stock dividends through April 23, 2004). In connection with the merger, shares of Bancorp common stock were allocated to each of the individual participant accounts in the 401(k) Plan.

         For the Plan Year ended December 31, 2003, Bancorp made no contribution to the ESOP.

Supplemental Executive Retirement Plan

         Effective January 1, 2004, Bancorp established a Supplemental Executive Retirement Plan ("SERP") for certain designated executives in order to provide supplemental retirement income. The 2004 SERP replaces the Supplemental Executive Retirement Plan previously approved by the board of directors effective January 1, 1992. The SERP is a defined contribution plan, and contributions will be made at Bancorp's discretion. For the year ended December 31, 2003, Bancorp made no contributions to the SERP. The SERP is unfunded, is not a "qualified plan" under the Code and benefits are paid directly by Bancorp. Messrs. Hill, Musumeci, Falese, DiFlorio and Norcross have been designated to participate in the SERP.

Director Compensation

         Directors of Bancorp and Commerce NJ were paid an annual fee of $25,000 plus $1,000 for each meeting of the board of directors and committee meeting attended in 2003 and will be paid an annual fee of $30,000 and a meeting fee of $1,000 for each meeting of the board of directors and committee meeting attended in 2004. When meetings of the board of directors of Bancorp and Commerce NJ occur on the same day, only one fee is paid. In addition, in 2003, the Chairman of the Audit Committee and the Chairman of the Nominating and Governance Committee each received an additional annual fee of $25,000 and will receive an additional annual fee of $30,000 in 2004, and, in 2003, the Chairman of the Compensation Committee received an additional annual fee of $12,500 and will receive an additional annual fee of $15,000 in 2004. Directors of Commerce PA, Commerce Shore, Commerce North and Commerce Delaware were paid a fee of $500 for each meeting of the board of directors and committee meeting attended in 2003 and will be paid the same meeting fee for each meeting of the board of directors and committee meeting attended in 2004. No fees are paid to directors who are also officers of Bancorp or its subsidiaries. Each director of Bancorp is provided with $100,000 of permanent life insurance.

         A retirement plan for Bancorp's directors who are not officers or employees of Bancorp on the date their service as a Bancorp director ends ("outside director"), provides that outside directors with five or more years of service as a Bancorp director are entitled to receive annually, for ten years or the number of years served as a director, whichever is less, commencing upon such director's attainment of age 65 and retirement from the Bancorp board or upon such director's disability, payments equal to the highest

1099 Compensation (as such term is defined in the plan) in effect at any time during the five year period immediately preceding such director's retirement or, if earlier, death or disability. This plan further provides that, in the event a director dies before receiving all benefits to which he or she is entitled, such director's surviving spouse is entitled to receive all benefits not received by the deceased director commencing upon such director's death. Upon a change in control of Bancorp, the plan provides that each director then sitting on the Bancorp board, notwithstanding the length of time served as a director, becomes entitled to receive annually, for ten years, or twice the number of years served as a director, whichever is less, payments equal to the higher of the director's 1099 Compensation at the time of the director's termination of board service and the highest 1099 Compensation in effect at any time during the five year period immediately preceding the change in control commencing on the latest to occur of the termination of the director's board service, attainment of age 65 or any date designated by the director at any time and from time to time. The definition of "change in control" for purposes of this plan parallels the definition of that term contained in the Employment Agreements. See "EXECUTIVE COMPENSATION-Employment Agreements." This plan became effective January 1, 1993, as amended.

1989 and 1998 Stock Option Plans For Non-Employee Directors

         Effective April 24, 1989 (and as amended in 1994), Bancorp adopted the 1989 Stock Option Plan for Non-Employee Directors (the "1989 Plan") which provides for the purchase of a total of not more than 641,379 shares of Bancorp common stock (as adjusted for all stock splits and dividends through April 23, 2004) by members of the boards of directors of Bancorp and its subsidiary corporations. Options granted pursuant to the 1989 Plan may be exercised beginning on the earlier to occur of (i) one year after the date of their grant or (ii) a "change in control" of Bancorp, as such term is defined in the 1989 Plan. No further options may be granted under the 1989 Plan. As of April 23, 2004, options to purchase 62,102 shares of Bancorp common stock (as adjusted for all stock splits and stock dividends through April 23, 2004) were outstanding under the 1989 Plan.

         Effective June 29, 1998 (and as amended in 2003), Bancorp adopted the 1998 Stock Option Plan for Non-Employee Directors (the "1998 Plan") which provides for the purchase of a total of not more than 1,602,500 shares of Bancorp common stock (as adjusted for all stock splits and dividends through April 23, 2004) by members of the boards of directors of Bancorp or its subsidiary corporations and other persons who are not employees of Bancorp or its subsidiary corporations. Options may be granted under the 1998 Plan through June 29, 2008. Under the 1998 Plan, members of the boards of directors of Bancorp or its current and future subsidiary corporations (i.e., any corporation in which Bancorp owns, directly or indirectly, fifty percent or more of the outstanding voting power of all classes of stock of such corporation at the time of election or reelection of such director) who are not also employees of Bancorp or its subsidiary corporations and other persons who are not employees of Bancorp or its subsidiary corporations are entitled to receive options to purchase Bancorp common stock. Options granted prior to January 1, 2003 pursuant to the 1998 Plan may be exercised in whole, or from time to time in part, beginning on the earlier to occur of (i) one year after the date of their grant or (ii) a "change in control" of Bancorp, as such term is defined in the 1998 Plan. Options granted after January 1, 2003 pursuant to the 1998 Plan may be exercised in whole, or from time to time in part, beginning on the earlier to occur of (i) one year after the date of their grant and then are exercisable ratably over four years or (ii) a "change in control" of Bancorp. As of April 23, 2004, options to purchase 1,239,124 shares of Bancorp common stock (as adjusted for all stock splits and stock dividends through April 23, 2004) had been granted under the 1998 Plan and 363,376 shares of Bancorp common stock (as adjusted for all stock splits and stock dividends through April 23, 2004) were available for issuance under the 1998 Plan.

         Both the 1989 Plan and 1998 Plan are administered by the board of directors of Bancorp, including non-employee directors. Options granted under the 1989 Plan and/or 1998 Plan are not "incentive stock options" as defined in
Section 422 of the Code. Option prices are intended to equal 100% of the fair market value ofBancorp's common stock on the date of option grant. The board of directors of Bancorp, in their sole discretion, may grant options under the 1998 Plan to non-employee directors or to other persons who are not employees of Bancorp or its subsidiaries and determine the number of shares subject to each option, the rate of option exercisability, and subject to certain limitations, the option price and the duration of the options. Unless terminated earlier by the option's terms, options granted under the 1989 Plan and/or 1998 Plan expire ten years after the date they are granted. For the year ended December 31, 2003, options to purchase the following shares of Bancorp common stock were granted to the following Bancorp directors under the 1998 Plan: Messrs. Beck, 5,000; Bershad, 5,000; DiFrancesco, 5,000; Kerr, 5,000; Lewis, 5,000; Ragone, 5,000;
Schwartz, 5,000; Tarquini, 5,000; and Videon, 5,000. Such options were not exercisable in 2003.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee members are Morton N. Kerr, Daniel J. Ragone and Jack R Bershad. No person who served as a member of the Compensation Committee during 2003 was a current or former officer or employee of Bancorp or, except as disclosed below, engaged in certain transactions with Bancorp required to be disclosed by regulations of the SEC. Additionally, there were no compensation committee "interlocks" during 2003, which generally means that no executive officer of Bancorp served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Compensation Committee of Bancorp.

Report of the Compensation Committee

         The Compensation Committee of the board of directors of Bancorp is composed of independent non-employee directors. Bancorp's compensation package for its executive officers consists of base salary, annual performance bonus, annual stock option grants and various broad based employee benefits. Management recommendations of base salary levels, annual performance bonuses and stock option grants are reviewed by the Compensation Committee and submitted to the full board of directors for approval.

         The objective of Bancorp's executive compensation is to enhance Bancorp's long-term profitability by providing compensation that will attract and retain superior talent, reward performance and align the interests of the executive officers with the long term interests of the shareholders of Bancorp.

         Bancorp has employment agreements with Messrs. Hill, Musumeci, Falese, DiFlorio and Norcross which were effective January 1, 1992 for Messrs. Hill, and Musumeci, January 1, 1998 for Messrs. Falese and DiFlorio, and October 1, 1996 for Mr. Norcross. See "EXECUTIVE COMPENSATION - Employment Agreements."

         Base salary levels for Bancorp's executive officers are competitively set relative to companies in peer businesses. In reviewing base salaries, the Compensation Committee also takes into account individual experience and performance.

         Bancorp's annual performance bonuses are intended to provide a direct cash incentive to executive officers and other key employees to maximize Bancorp's profitability. Financial performance is compared against budgets as well as peer businesses.

         Stock options are intended to encourage officers and other key employees to remain employed by Bancorp by providing them with a long term interest in Bancorp's overall performance as reflected by the performance of Bancorp's common stock. In granting stock options, the Compensation Committee takes into account prior stock option grants and considers the executive's level of compensation and past contributions to Bancorp.

         Vernon W. Hill, II was Bancorp's Chairman and President (chief executive officer) for 2003. Mr. Hill's base salary is set competitively relative to other chief executive officers in financial service companies in Bancorp's market area. In determining Mr. Hill's base salary as well as annual performance bonus, the Compensation Committee reviewed independent compensation data and Bancorp's performance as compared against budgets and peer businesses. As with Bancorp's other executive officers, Mr. Hill's total compensation involves certain subjective judgments and is not based solely upon any specific objective criteria or weighting.

                             COMPENSATION COMMITTEE


                            Morton N. Kerr, Chairman
                                Daniel J. Ragone
                                 Jack R Bershad

Financial Performance

         The graph below shows a comparison of the cumulative return experienced by Bancorp's shareholders over the years 1998 through 2003, the S&P Mid 400 Fin Index and the S&P 500 Index assuming an investment of $100 in each at December 31, 1998 and the reinvestment of dividends.

                                [OBJECT OMITTED]

         The beginning and end data points used for the performance graph are listed below.



                                               S&P Mid
                                                 400
                                                 Fin
          December 31,             CBH          Index        S&P 500
          ------------           ------        -------       -------
             1998                 100.0         100.0         100.0
             1999                  82.5          87.6         121.0
             2000                 149.6         106.5         110.0
             2001                 174.9         107.3          97.0
             2002                 194.6          99.7          75.5
             2003                 241.0         134.0          97.2


         Previously, Bancorp used the S&P Mid-Cap Bank Index for comparison purposes. However, the S&P Mid-Cap Bank Index is no longer available. As a result, Bancorp replaced the S&P Mid-Cap Bank Index with the S&P Mid 400 Fin Index.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth, as of April 23, 2004, the beneficial ownership of Bancorp's common stock by (i) each person who is known by Bancorp to be the beneficial owner of more than 5% of Bancorp's common stock, (ii) each director of Bancorp, (iii) each of the executive officers of Bancorp named in the Summary Compensation Table and (iv) all the directors and executive officers of Bancorp as a group. Unless otherwise specified, all persons listed below have sole voting and investment power with respect to their shares. The address of Mr. Hill is c/o Commerce Bancorp, Inc., Commerce Atrium, 1701 Route 70 East, Cherry Hill, New Jersey 08034.



                                                               Number of Shares       Percent of Class
               Name of Beneficial Owner or Identity of         Beneficially           Beneficially
                                Group                          Owned(1)(2)            Owned(1)(2)
               ---------------------------------------         ----------------       -----------------
                    Robert C. Beck                              387,762(3)              *
                    Jack R Bershad                              136,869 (4)             *
                    Joseph E. Buckelew                          648,372 (5)             *
                    Donald T. DiFrancesco                       10,082 (6)              *
                    Vernon W. Hill, II                          3,575,971 (7)           4.48%
                    Morton N. Kerr                              8,231 (8)               *
                    Steven M. Lewis                             520,672  (9)            *
                    George E. Norcross, III                     1,058,129 (10)          1.35%
                    Joseph J. Plumeri, II                       1,000                   *
                    Daniel J. Ragone                            197,409  (11)           *
                    William A. Schwartz, Jr.                    92,445 (12)             *
                    Joseph T. Tarquini, Jr.                     552,400  (13)           *







                                                               Number of Shares       Percent of Class
               Name of Beneficial Owner or Identity of         Beneficially           Beneficially
                                Group                          Owned(1)(2)            Owned(1)(2)
               ---------------------------------------         ----------------       -----------------

                    Frank C. Videon, Sr.                        203,081 (14)            *
                    Dennis M. DiFlorio                          813,293 (15)            1.04%
                    Robert D. Falese, Jr.                       249,626 (16)            *
                    Peter M. Musumeci, Jr.                      436,260 (17)            *
                    All Directors and Executive Officers of   9,400,428 (18)           11.41%
                    Bancorp as a Group (19 Persons)

                    Putnam, LLC                               5,921,332 (19)            7.60%
                    One Post Office Square
                    Boston, MA 02109

                    Gilder, Gangon, Howe & Co. LLC            9,046,104 (20)           11.61%
                    1775 Broadway, 26th Floor
                    NY, NY 10019

-----------------------------

* less than 1%



(1) The securities "beneficially owned" are determined in accordance with the definitions of "beneficial ownership" as set forth in the regulations of the Securities and Exchange Commission ("SEC") and, accordingly, may include securities owned by or for, among others, the wife and/or minor children of the individual and any other relative who has the same residence as such individual as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after April 23, 2004. Shares subject to outstanding stock options which an individual has the right to acquire within 60 days after April 23, 2004 are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such individual or any group including such individual only. Beneficial ownership may be disclaimed as to certain of the securities.

(2) The figures in these columns reflect the shares of Bancorp common stock issuable upon the conversion of the 5.95% Convertible Trust Capital Securities (the "trust capital securities") issued by Commerce Capital Trust II on March 11, 2002. Messrs. Bershad, Buckelew, DiFlorio, Hill, Ragone and Videon beneficially own 3,000, 10,000, 2,000, 8,000, 2,000 and 8,000 trust capital securities, respectively, and the directors and executive officers of Bancorp, as a group (19 persons), beneficially own 35,000 trust capital securities. Each trust capital security is convertible, at the option of the holder thereof, into shares of Bancorp common stock at an initial conversion ratio of 0.9478 shares of Bancorp common stock for each trust capital security, subject to adjustment under certain circumstances. As of April 23, 2004, the trust capital securities are convertible at the election of the holder.

(3) Includes 1,108 shares of Bancorp common stock held by Mr. Beck's wife and 93,376 shares of Bancorp common stock issuable upon the exercise of stock options granted under Bancorp's 1989 and 1998 Stock Option Plans for Non-Employee Directors.

(4) Includes 31,745 shares of Bancorp common stock held by Mr. Bershad's wife and 62,112 shares of Bancorp common stock issuable upon the exercise of stock options granted under Bancorp's 1989 and

1998 Stock Option Plans for Non-Employee Directors and 2,843 shares issuable upon the conversion of the trust capital securities.

(5) Includes 158,488 shares of Bancorp common stock held by Mr. Buckelew's wife, 4,778 shares of Bancorp common stock held by Buckelew & Lane Investments, 3,327 shares of Bancorp common stock allocated to Mr. Buckelew's account under Bancorp's 401(k) Plan, 162,500 shares of Bancorp common stock issuable upon the exercise of stock options granted under Bancorp's Employee Plans, as defined on page 10 and 9,478 shares issuable upon the conversion of the trust capital securities. Mr. Buckelew is a partner of Buckelew & Lane Investments.

(6) Includes 1,826 shares of Bancorp common stock held jointly with Mr. DiFrancesco's wife, 731 shares of Bancorp common stock held by Mr. DiFrancesco's wife and 6,250 shares of Bancorp common stock issuable upon the exercise of stock options granted under Bancorp's 1998 Stock Option Plan for Non-Employee Directors.

(7) Includes 103,680 shares of Bancorp common stock held by Site Development Inc., 43,936 shares of Bancorp common stock held by Mr. Hill's wife, 145,542 shares of Bancorp common stock held by S. J. Dining, Inc., 148,666 shares of Bancorp common stock held by U.S. Restaurants, Inc., 145,018 shares of Bancorp common stock held by J.V. Properties, 35,748 shares of Bancorp common stock held by InterArch, Inc., 154,904 shares held by InterArch, Inc. Profit Sharing Plan, 122,786 shares of Bancorp common stock held by the Hill Family Trust, 139,798 shares held by the Hill Family Foundation, 4,473 shares of Bancorp common stock held by Galloway National Golf Club and 37,146 shares of Bancorp common stock allocated to Mr. Hill's account under Bancorp's 401(k) Plan. Mr. Hill is the Chairman of the Board of Site Development, Inc., a shareholder of S. J. Dining, Inc., a shareholder of U.S. Restaurants, Inc., a partner in J.V. Properties, a co-trustee and beneficiary of the Hill Family Trust, a trustee of the Hill Family Foundation, and a principal equity holder of Galloway National Golf Club. InterArch, Inc., is a company owned by Mr. Hill's wife and Mrs. Hill is a trustee of InterArch, Inc. Profit Sharing Plan. This amount also includes 1,883,092 shares of Bancorp common stock issuable upon the exercise of stock options granted to Mr. Hill under Bancorp's Employee Plans and 7,582 shares issuable upon conversion of the trust capital securities.

(8) Includes 8,131 shares of Bancorp common stock. held by the Markeim-Chalmers, Inc. Pension Plan. Mr. Kerr is a trustee of the Markeim-Chalmers, Inc. Pension Plan.

(9) Includes 18,432 shares of Bancorp common stock held jointly with Mr. Lewis' wife, 145,542 shares of Bancorp common stock held by S. J. Dining, Inc., 148,666 shares of Bancorp common stock held by U.S. Restaurants, Inc. and 64,076 shares of Bancorp common stock issuable upon the exercise of stock options granted to Mr. Lewis under Bancorp's 1989 and 1998 Stock Option Plans for Non-Employee Directors. Mr. Lewis is President of S. J. Dining, Inc. and President of U.S. Restaurants, Inc. This amount also includes 14,796 shares of Bancorp common stock held in trust for Mr. Lewis' minor children.

(10) Includes 338,348 shares of Bancorp common stock held jointly with Mr. Norcross' wife, 1,271 shares of Bancorp common stock held by Mr. Norcross' wife, 709 shares of Bancorp common stock held as custodian for Mr. Norcross' minor children, 159,905 shares of Bancorp common stock held under a grantor trust for Mr. Norcross' minor children, 3,386 shares of Bancorp common stock allocated to Mr. Norcross' account under Bancorp's 401(k) Plan and 541,534 shares of Bancorp common stock issuable upon the exercise of stock options granted to Mr. Norcross under Bancorp's Employee Plans.

(11) Includes 50,222 shares of Bancorp common stock held by Mr. Ragone's wife, 17,025 shares of Bancorp common stock held jointly with Mr. Ragone's wife and 65,402 shares of Bancorp common stock issuable upon the exercise of stock options granted to Mr. Ragone under Bancorp's 1989 and 1998 Stock Option Plans for Non-Employee Directors and 1,896 shares issuable upon conversion of the trust capital securities.

(12) Includes 6,724 shares of Bancorp common stock held by Mr. Schwartz's wife, 36,398 shares of Bancorp common stock held jointly with Mr. Schwartz's wife and 46,882 shares of Bancorp common stock issuable upon the exercise of stock options granted to Mr. Schwartz under Bancorp's 1989 and 1998 Stock Option Plans for Non-Employee Directors.

(13) Includes 454,328 shares of Bancorp common stock held by JCT Associates, L.P., 4,696 shares of Bancorp common stock held by The Tarquini Foundation and 93,376 shares of Bancorp common stock issuable upon the exercise of stock options granted to Mr. Tarquini under Bancorp's 1989 and 1998 Stock Option Plans for Non-Employee Directors. Mr. Tarquini is the General Partner of JCT Associates, L.P., and a trustee of The Tarquini Foundation.

(14) Includes 49,545 shares of Bancorp common stock held jointly with Mr. Videon's wife, 18,489 shares of Bancorp common stock held by Mr. Videon's wife, 16,066 shares held by the Frank C. Videon, Inc., Profit Sharing Trust, 9,287 shares of Bancorp common stock held by the Videon Chevrolet Profit Sharing Plan, 31,516 shares of Bancorp common stock held by the Videon Dodge, Inc. Employee Profit Sharing Trust, 4,327 shares of Bancorp common stock held by the Frank C. Videon Funeral Home Profit Sharing Plan, 29,035 shares of Bancorp common stock held in Trust for Mr. Videon's grandchildren, 37,234 shares of Bancorp common stock issuable upon the exercise of stock options granted to Mr. Videon under Bancorp's 1989 and 1998 Stock Option Plans for Non-Employee Directors and 7,582 shares issuable upon conversion of the trust capital securities. Mr. Videon is a trustee for each of the above-referenced Plans and/or Trusts.

(15) Includes 25,638 shares held by Mr. DiFlorio's wife, 580,806 shares of Bancorp common stock issuable upon the exercise of stock options granted to Mr. DiFlorio under Bancorp's Employee Plans, 17,473 shares of Bancorp common stock allocated to Mr. DiFlorio's account under Bancorp's 401(k) Plan and 1,896 shares issuable upon conversion of the trust capital securities.

(16) Includes 97,120 shares of Bancorp common stock issuable upon the exercise of stock options granted to Mr. Falese under Bancorp's Employee Plans, 10,146 shares of Bancorp common stock allocated to Mr. Falese's account under Bancorp's 401(k) Plan, 1,956 shares of Bancorp common stock held by Mr. Falese's wife and 903 shares of Bancorp common stock held jointly with Mr. Falese's wife.

(17) Includes 203,380 shares of Bancorp common stock held jointly with Mr. Musumeci's wife, 5,450 shares held by the Peter/Linda Musumeci Foundation, 196,594 shares of Bancorp common stock issuable upon the exercise of stock options granted to Mr. Musumeci under Bancorp's Employee Plans and 30,182 shares of Bancorp common stock allocated to Mr. Musumeci's account under Bancorp's 401(k) Plan. Mr. Musumeci is a trustee of the Peter/Linda Musumeci Foundation.

(18) Includes an aggregate of 4,450,856 shares of Bancorp common stock issuable upon the exercise of stock options granted to directors and executive officers of Bancorp under Bancorp's 1989 and 1998 Stock Option Plans for Non-Employee Directors and Bancorp's Employee Plans and 33,173 shares issuable upon conversion of the trust capital securities.

(19) Based upon a Schedule 13G filed with the SEC on February 13, 2004, the shares of Bancorp common stock shown in the table as beneficially owned by Putnam, LLC are beneficially owned as follows: Putnam Investment Management, LLC, 3,400,681 shares; The Putnam Advisory Company, LLC, 2,520,651 shares. According to the Schedule 13G, Putnam, LLC and related entities have shared voting power over 1,647,784 shares and shared dispositive power over 5,921,332 shares of the shares reported as beneficially owned.

(20) Based upon a Schedule 13G filed with the SEC on February 10, 2004, the shares of Bancorp common stock shown in the table as beneficially owned by Gilder, Gagnon, Howe & Co. LLC are beneficially owned as follows: shares held in customer accounts, 6,284,404; shares held in accounts owned by the partners and their families, 2,666,749, and shares held in the profit-sharing plan, 94,951. According to the Schedule 13G, Gilder, Gagnon, Howe & Co. has the sole voting power over 94,951 shares and shared dispositive power over 9,046,104 shares of the shares reported as beneficially owned.

EQUITY COMPENSATION PLAN INFORMATION

     The following table details information regarding Bancorp's existing equity compensation plans as of December 31, 2003:



                                                     (a)                        (b)                               (c)
                                                                                                   Number of securities remaining
                                           Number of securities to be       Weighted-average       available for future issuance
                                             issued upon exercise of       exercise price of      under equity compensation plans
              Plan Category                   outstanding options,        outstanding options,    (excluding securities reflected
                                               warrants and rights        warrants and rights            in column (a))(1)
                                           ---------------------------- ------------------------- ---------------------------------
Equity compensation plans approved by              11,957,602                    $28.76                      3,318,280
security holders
                                           ---------------------------- ------------------------- ---------------------------------
Equity compensation plans not approved
by security holders                                    N/A                        N/A                           N/A
                                           ---------------------------- ------------------------- ---------------------------------
Total                                              11,957,602                    $28.76                      3,318,280
                                           ============================ ========================= =================================




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

         Currently, the board of directors of Bancorp approves all related party transactions in which an officer or director of Bancorp or any of its subsidiaries has an interest. In the case of a transaction involving a director of Bancorp, such director does not vote on the transaction. Bancorp complies with any and all approval requirements of the NYSE related to transactions between Bancorp and its officers, directors and other affiliates.

         Mr. DiFrancesco is a member of and Mr. Beck is of counsel to law firms which Bancorp and its subsidiaries have retained during Bancorp's last fiscal year and which Bancorp and its subsidiaries intend to retain during its current fiscal year.

         Management believes that the legal fees paid for the foregoing services are comparable to those which they would have paid to non-affiliated parties for similar services.

         Bancorp leases the land on which it has constructed seventeen branch offices from limited partnerships in which Mr. Hill is a partner or in which a corporation owned by Mr. Hill is a partner, or from the Hill Family Trust under separate operating lease agreements (with purchase options). The aggregate annual rental under these leases for 2003 was approximately $1.1 million. These leases expire periodically beginning 2004 but are renewable through 2040. In August 2002, Mr. Hill agreed not to participate in any future real estate leasing transactions involving Bancorp and its subsidiaries.

         Management believes that the rental paid or received for each of the foregoing leases is and was comparable to the rental which they would have to pay to or would have received from, as the case may be, non-affiliated parties in similar commercial transactions for similar locations, assuming that such locations were available.

         Bancorp has obtained architectural design and facilities management services for over twenty-five years from a business owned by the spouse of Mr. Hill. Bancorp spent $6.4 million in 2003 for such services and related costs. Additionally, the business received additional revenues for project management of approximately $3.8 million in 2003 on furniture and facility purchases made directly by Bancorp. In 2003, the board approved the transfer, without cost, into Bancorp of the project management services. The business will continue to provide architectural and design services to Bancorp. Management believes these disbursements were substantially equivalent to those that would have been paid to unaffiliated companies for similar services. The board of directors believes this arrangement has been an important factor in the success of the Commerce brand.

         During 2003, Bancorp and its subsidiaries utilized the facilities of Galloway National Golf Club in the amount of approximately $448,000. Mr. Hill is a principal equity holder of Galloway National Golf Club. Management believes such expenses were substantially equivalent to those that would have been paid to unaffiliated companies for utilization of their facilities.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees (1) for professional services rendered for Bancorp by Ernst & Young LLP as of or for the years ended December 31, 2003 and 2002 were:

                                                      2003          2002
                                                  ----------     ---------
Audit Fees................................        $1,210,500     $ 817,000
Audit Related fees........................            38,000        17,500
Tax Fees..................................            39,386        61,500
All Other Fees............................            30,248        45,000
                                                  ----------     ---------
Total.....................................        $1,318,134      $941,000
                                                  ==========     =========


The Audit fees for the years ended December 31, 2003 and 2002, respectively, were for professional services rendered for the audits of the consolidated financial statements of Bancorp, quarterly reviews, issuance of consents, review of registration statements filed with the SEC, and required regulatory reporting under FDICIA.

Audit Related fees for the years ended December 31, 2003 and 2002, were for employee benefit plan audits and other attest services not required by statute or regulation.

Tax fees for the years ended December 31, 2003 and 2002, were for services performed in connection with tax compliance, tax advice and tax planning and other corporate tax services other than those directly related to the audit of the income tax accrual.

All other fees for the year ended December 31, 2003 and 2002 were for licensing fees associated with cash management services and for an asset/liability review project.

The Audit Committee has considered and determined that the services provided by Ernst & Young LLP are compatible with maintaining Ernst & Young LLP's independence.

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent auditor. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it. The Audit Committee pre-approved all of the audit and non-audit services provided to Bancorp by Ernst & Young LLP in fiscal year 2003.

----------------------------

(1) The aggregate fees included in Audit are fees billed for the fiscal years for the audit of the registrant's annual financial statements and reviews of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(3) Exhibits

         Exhibit
          Number                  Description of Exhibit
        ---------                 ----------------------
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

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this Amendment No. 2 to its Annual Report of Form 10-K for the year ended December 31, 2003 to be signed on its behalf by the undersigned thereunto duly authorized.


                                     COMMERCE BANCORP, INC.



Date:    April 29, 2004              By:      /s/ Douglas J. Pauls
                                              ---------------------------------
                                              Douglas J. Pauls
                                              Senior Vice President and Chief
                                              Financial Officer