Form 10-Q
period 2004-03-31
COMMERCE BANCORP INC /NJ/
filed 2004-05-10
CIK 715096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to ______________

                            Commission File #0-12069


                                COMMERCE BANCORP
                                [GRAPHIC OMITTED]

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

                       Yes  X                          No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes X                          No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock                                   77,915,974
--------------------------------------------------------------------------------
    (Title of Class)                          (No. of Shares Outstanding
                                                  as of May 3, 2004)

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                       Page
PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements

              Consolidated Balance Sheets (unaudited)
              March 31, 2004 and December 31, 2003.......................................................1

              Consolidated Statements of Income (unaudited)
              Three months ended March 31, 2004 and
              March 31, 2003.............................................................................2

              Consolidated Statements of Cash Flows (unaudited)
              Three months ended March 31, 2004 and
              March 31, 2003.............................................................................3

              Consolidated Statement of Changes in Stockholders' Equity (unaudited)
              Three months ended March 31, 2004..........................................................4

              Notes to Consolidated Financial Statements (unaudited).....................................5

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation.........................................................9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk................................20

Item 4.       Controls and Procedures...................................................................20

PART II.      OTHER INFORMATION

Item 2.       Purchases of Certain Equity Securities by the Issuer and Others...........................21

Item 6.       Exhibits and Reports on Form 8-K..........................................................21



                                      COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                    (unaudited)

                  ------------------------------------------------------------------------------------------------
                                                                                   March 31,       December 31,
                                                                                 ---------------------------------
                  (dollars in thousands)                                             2004              2003
                  ------------------------------------------------------------------------------------------------
Assets            Cash and due from banks                                           $  971,897     $    910,092
                  Federal funds sold                                                    56,000
                                                                                 --------------   --------------
                       Cash and cash equivalents                                     1,027,897          910,092
                  Loans held for sale                                                   34,934           42,769
                  Trading securities                                                   234,359          170,458
                  Securities available for sale                                     11,972,943       10,650,655
                  Securities held to maturity                                        2,871,593        2,490,484
                      (market value 03/04-$2,884,803; 12/03-$2,467,192)
                  Loans                                                              7,788,139        7,440,576
                       Less allowance for loan losses                                  117,329          112,057
                                                                                 --------------   --------------
                                                                                     7,670,810        7,328,519
                  Bank premises and equipment, net                                     856,634          811,451
                  Other assets                                                         286,081          307,752
                                                                                 --------------   --------------
                                                                                  $ 24,955,251     $ 22,712,180
                                                                                 ==============   ==============

Liabilities       Deposits:
                       Demand:
                         Noninterest-bearing                                       $ 5,092,813     $  4,574,714
                         Interest-bearing                                            9,313,838        8,574,297
                       Savings                                                       4,995,245        4,222,282
                       Time                                                          3,480,782        3,330,107
                                                                                 --------------   --------------
                           Total deposits                                           22,882,678       20,701,400
                  Other borrowed money                                                 137,978          311,510
                  Other liabilities                                                    282,039          221,982
                  Long-term debt                                                       200,000          200,000
                                                                                 --------------   --------------
                                                                                    23,502,695       21,434,892

Stockholders'     Common stock, 78,120,321shares
Equity                 issued (76,869,415 shares in 2003)                               78,120           76,869
                  Capital in excess of par value                                       912,905          866,095
                  Retained earnings                                                    394,794          347,365
                  Accumulated other comprehensive income (loss)                         78,076           (3,702)
                                                                                 --------------   --------------
                                                                                     1,463,895        1,286,627

                  Less treasury stock, at cost, 397,859 shares
                        issued (363,076 shares in 2003)                                 11,339            9,339
                                                                                 --------------   --------------
                           Total stockholders' equity                                1,452,556        1,277,288
                                                                                 --------------   --------------

                                                                                  $ 24,955,251     $ 22,712,180
                                                                                 ==============   ==============




                             See accompanying notes.

                                      COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (unaudited)

                  -----------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                -------------------------------
                  (dollars in thousands, except per share amounts)                  2004             2003
                  -----------------------------------------------------------------------------------------------
Interest          Interest and fees on loans                                        $ 108,213         $ 93,121
income            Interest on investments                                             163,499          113,661
                  Other interest                                                          340               79
                                                                                --------------   --------------
                           Total interest income                                      272,052          206,861
                                                                                --------------   --------------

Interest          Interest on deposits:
expense                Demand                                                          15,943           12,397
                       Savings                                                          7,786            6,355
                       Time                                                            14,643           16,846
                                                                                --------------   --------------
                           Total interest on deposits                                  38,372           35,598
                  Interest on other borrowed money                                        448              914
                  Interest on long-term debt                                            3,020            3,020
                                                                                --------------   --------------
                           Total interest expense                                      41,840           39,532
                                                                                --------------   --------------

                  Net interest income                                                 230,212          167,329
                  Provision for loan losses                                             9,500            6,900
                                                                                --------------   --------------
                  Net interest income after provision for loan losses                 220,712          160,429

Noninterest       Deposit charges and service fees                                     45,481           34,842
income            Other operating income                                               40,327           41,360
                  Net investment securities gains (losses)                                424            (136)
                                                                                --------------   --------------
                           Total noninterest income                                    86,232           76,066
                                                                                --------------   --------------

Noninterest       Salaries and benefits                                                97,340           82,082
expense           Occupancy                                                            28,110           20,488
                  Furniture and equipment                                              24,179           21,226
                  Office                                                               10,920            9,186
                  Marketing                                                             8,696            5,276
                  Other                                                                43,005           33,863
                                                                                --------------   --------------
                           Total noninterest expenses                                 212,250          172,121
                                                                                --------------   --------------

                  Income before income taxes                                           94,694           64,374
                  Provision for federal and state income taxes                         32,719           21,484
                                                                                --------------   --------------
                  Net income                                                          $61,975         $ 42,890
                                                                                ==============   ==============

                  Net income per common and common equivalent share:
                       Basic                                                          $  0.80         $   0.63
                       Diluted                                                        $  0.75         $   0.60
                  Average common and common equivalent shares outstanding:
                       Basic                                                           77,164           68,318
                       Diluted                                                         85,532           71,785
                  Cash dividends, common stock                                        $  0.19         $   0.17



                             See accompanying notes.

                                        COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (unaudited)

                  ----------------------------------------------------------------------------------------------------
                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                       -------------------------------
                  (dollars in thousands)                                                       2004             2003
                  ----------------------------------------------------------------------------------------------------
Operating         Net income                                                               $  61,975       $   42,890
activities        Adjustments to reconcile net income to net cash
                     provided by operating activities:
                       Provision for loan losses                                               9,500            6,900
                       Provision for depreciation, amortization and accretion                 27,294           27,459
                         (Gain) loss on sales of securities available for sale                  (424)             136
                       Proceeds from sales of loans held for sale                            146,528          421,783
                       Originations of loans held for sale                                  (152,154)        (380,093)
                       Net (increase) decrease in trading securities                         (63,901)         120,848
                       Increase in other assets, net                                         (25,765)         (31,746)
                       Increase (decrease) in other liabilities                               62,857          (42,450)
                  ----------------------------------------------------------------------------------------------------
                             Net cash provided by operating activities                        65,910          165,727

Investing         Proceeds from the sales of securities available for sale                 1,561,581          752,240
activities        Proceeds from the maturity of securities available for sale                758,400        1,087,641
                  Proceeds from the maturity of securities held to maturity                  167,248          135,436
                  Purchase of securities available for sale                               (3,519,396)      (2,929,021)
                  Purchase of securities held to maturity                                   (548,888)        (299,839)
                  Net increase in loans                                                     (383,423)        (222,739)
                  Proceeds from sales of loans                                                45,093           48,999
                  Capital expenditures                                                       (65,181)         (70,165)
                  ----------------------------------------------------------------------------------------------------
                             Net cash used by investing activities                        (1,984,566)      (1,497,448)

Financing         Net increase in demand and savings deposits                              2,030,603        1,315,649
activities        Net increase in time deposits                                              150,675          367,411
                  Net decrease in other borrowed money                                      (173,532)        (282,019)
                  Dividends paid                                                            (14,547)          (11,213)
                  Proceeds from issuance of common stock under
                     dividend reinvestment and other stock plans                              45,261           25,588
                  Other                                                                       (1,999)          (1,308)
                  ----------------------------------------------------------------------------------------------------
                             Net cash provided by financing activities                     2,036,461        1,414,108

                  Increase in cash and cash equivalents                                      117,805           82,387
                  Cash and cash equivalents at beginning of year                             910,092          811,434
                  ----------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of period                             $ 1,027,897       $  893,821
                  ====================================================================================================


                  Supplemental  disclosures of cash flow information:  Cash paid during the period for:
                       Interest                                                            $  40,935       $   39,586
                       Income taxes                                                            5,402
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


                                               COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                             (unaudited)

Three months ended March 31, 2004
(in thousands)
---------------------------------------------------------------------------------------------------------------------------------
                                                                  Capital in                          Accumulated
                                                                  Excess of                              Other
                                                        Common      Par or      Retained   Treasury  Comprehensive
                                                         Stock   Stated Value   Earnings     Stock       Income         Total
---------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2003                           $76,869     $866,095    $347,365   $ (9,339)      $ (3,702)  $1,277,288
Net income                                                                        61,975                                 61,975
   Other comprehensive income, net of tax
     Unrealized gain on securities (pre-tax $96,281)                                                        60,467       60,467
     Reclassification adjustment (pre-tax $32,786)                                                          21,311       21,311
                                                                                                                    -------------
   Other comprehensive income                                                                                            81,778
Total comprehensive income                                                                                              143,753
Cash dividends paid                                                              (14,547)                               (14,547)
Shares issued under dividend reinvestment
   and compensation and benefit plans (1,251 shares)      1,251       44,010                                             45,261
Other                                                                  2,800           1     (2,000)                        801
---------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2004                              $78,120     $912,905    $394,794   $(11,339)       $78,076   $1,452,556
=================================================================================================================================


                                                       See accompanying notes.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A.   Consolidated Financial Statements

The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements were compiled in accordance with the accounting policies set forth in note 1 (Significant Accounting Policies) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature.

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 2003. The results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The consolidated financial statements include the accounts of Commerce Bancorp, Inc. and its consolidated subsidiaries. All material intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with 2004 presentation.

B.   Long Term Debt

On April 1, 2004, the Company's $200.0 million of 5.95% Convertible Trust Capital Securities, recorded on the consolidated balance sheet as long term debt, became convertible at the option of the holder. The holders of the Convertible Trust Capital Securities may convert each security into 0.9478 shares of Company common stock. The Company has calculated the effect of these securities on diluted net income per share by using the if-converted method. Under the if-converted method, the related interest charges on the Convertible Trust Capital Securities, adjusted for income taxes, have been added back to the numerator and the common shares to be issued upon conversion have been added to the denominator.

The Convertible Trust Capital Securities were issued on March 11, 2002 through Commerce Capital Trust II, a Delaware business trust. The Convertible Trust Capital Securities mature in 2032. The net proceeds of this offering were used for general corporate purposes, including the redemption of the Company's $57.5 million of 8.75% Trust Capital Securities on July 1, 2002 and the repayment of the Company's $23.0 million of 8 3/8% subordinated notes on May 20, 2002.

C.   Bank Premises and Equipment

In accordance with accounting principles generally accepted in the United States, when capitalizing costs for branch construction, the Company includes the costs of purchasing the land, developing the site, constructing the building (or leasehold improvements if the property is leased), and furniture, fixtures and equipment necessary to equip the branch. All other pre-opening and post-opening costs related to branches are expensed as incurred. As of March 31, 2004 and December 31, 2003, Bank premises and equipment in progress was $96.9 million and $87.2 million, respectively.

D.   Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments.
Management does not anticipate any material losses as a result of these transactions.

E.   Comprehensive Income

Total comprehensive income, which for the Company included net income and changes in unrealized gains and losses on the Company's available for sale securities, amounted to $143.8 million and $22.5 million, respectively, for the three months ended March 31, 2004 and 2003.

F.   New Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). In December 2003, the FASB deferred the implementation date of FIN 46 to periods ending after March 15, 2004 for all variable interest entities with the exception of special-purpose entities, which were subject to adoption in periods ending after December 15, 2003. This interpretation provides guidance on how to identify a variable interest entity
(VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. The adoption of FIN 46 did not have a material impact on the Company's financial condition or operating results.

The Company makes investments directly in low-income housing tax credit (LIHTC) operating partnerships, private venture capital funds and Small Business Investment Companies (SBIC). The Company has determined these entities do not meet the consolidation criteria of FIN 46. At March 31, 2004, the Company's investment in these entities totaled $38.8 million.

G.   Stock-Based Compensation

The Company follows APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations to account for its stock-based compensation plans. If the Company had accounted for stock options under the fair value provisions of FAS 123, "Accounting for Stock-Based Compensation", net income and net income per share would have been as follows (in thousands, except per share amounts):

  ------------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                  March 31,
  ------------------------------------------------------------------------------------
                                                          2004                2003
  ------------------------------------------------------------------------------------
  Reported net income                                    $61,975             $42,890
  Less:  Stock option compensation expense
     determined under fair value method, net of tax       (3,420)             (2,380)
                                                         -------             -------
  Pro forma net income, basic                            $58,555             $40,510
  Add:  Interest expense on Convertible Trust
     Capital Securities, net of tax                        1,963
                                                         -------
  Pro forma net income, diluted                          $60,518             $40,510

  Reported net income per share:
     Basic                                               $  0.80             $  0.63
     Diluted                                                0.75                0.60

  Pro forma net income per share:
     Basic                                               $  0.76             $  0.59
     Diluted                                                0.71                0.57
  ------------------------------------------------------------------------------------


The fair value of options granted in 2004 and 2003 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3.09% to 3.00%, dividend yields of 1.33% to 1.50%, volatility factors of the expected market price of the Company's common stock of .255 to .304 and weighted average expected lives of the options of 5.27 and 5.22 years.

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

H.   Segment Information

The Company operates one reportable segment of business, Community Banks, which includes all of the Company's banking subsidiaries. Through its Community Banks, the Company provides a broad range of retail and commercial banking services, and corporate trust services. Parent/Other includes the holding company, Commerce Insurance Services, Inc. and Commerce Capital Markets, Inc.

Selected segment information is as follows (in thousands):

-------------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                       Three Months Ended
                                                   March 31, 2004                           March 31, 2003
                                        Community      Parent/                   Community      Parent/
                                          Banks         Other        Total         Banks         Other        Total
-------------------------------------------------------------------------------------------------------------------------
Net interest income                   $     231,836 $     (1,624)$   230,212   $     168,229 $       (900)$   167,329
Provision for loan losses                     9,500            -       9,500           6,900            -       6,900
                                      -----------------------------------------------------------------------------------
Net interest income after provision         222,336       (1,624)    220,712         161,329         (900)    160,429
Noninterest income                           58,133       28,099      86,232          49,995       26,071      76,066
Noninterest expense                         189,353       22,897     212,250         149,450       22,671     172,121
                                      -----------------------------------------------------------------------------------
Income before income taxes                   91,116        3,578      94,694          61,874        2,500      64,374
Income tax expense                           31,207        1,512      32,719          20,975          509      21,484
                                      -----------------------------------------------------------------------------------
Net income                            $      59,909 $      2,066 $    61,975   $      40,899 $      1,991 $    42,890
                                      ===================================================================================

Average assets (in millions)          $      21,416 $      2,076 $    23,492   $      14,993 $      1,839 $    16,832
                                      ===================================================================================

I.   Net income Per Share

The calculation of net income per share follows (in thousands, except for per share amounts):

                                                                           Three Months Ended
                                                                               March 31,
                                                                -----------------------------------------
                                                                      2004                   2003
                                                                ------------------    -------------------
Basic:
Net income available to common shareholders - basic                     $61,975               $42,890
                                                                ==================    ===================

Average common shares outstanding                                        77,164                68,318
                                                                ==================    ===================

Net income per common share - basic                                     $  0.80               $  0.63
                                                                ==================    ===================

Diluted:
Net income                                                              $61,975               $42,890
Add interest expense on Convertible Trust Capital Securities,
   net of tax                                                             1,963
                                                                ------------------    -------------------
Net income available to common shareholders - diluted                   $63,938               $42,890
                                                                ==================    ===================

Average common shares outstanding                                        77,164                68,318
Additional shares considered in diluted computation assuming:
   Exercise of stock options                                              4,577                 3,467
   Conversion of Convertible Trust Capital Securities                     3,791
                                                                ------------------    -------------------

Average common shares outstanding - diluted                              85,532                71,785
                                                                ==================    ===================

Net income per common share - diluted                                   $  0.75               $  0.60
                                                                ==================    ===================

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operation
         --------------------

Executive Summary
-----------------

During the first quarter of 2004, the Company experienced strong deposit growth and positive operating leverage as year over year revenue growth of 30% exceeded non-interest expense growth of 23%. Total assets grew to $25.0 billion, an increase of 40% over March 31, 2003, while total deposits grew 41%. Net income increased 44% to $62.0 million and diluted net income per share increased 25% to $.75 during the first quarter of 2004 as compared to the first quarter of 2003. The net income per share calculation for the first quarter of 2004 includes 5.0 million shares issued in connection with the Company's September 2003 secondary offering and an additional 3.8 million shares assuming the conversion of the Company's Convertible Trust Capital Securities, neither of which were included in the calculation for the first quarter of 2003.

The Company has identified two critical accounting policies: the policies related to the allowance for loan losses and capitalization of branch costs. The foregoing critical accounting policies are more fully described in the Company's annual report on Form 10-K for the year ended December 31, 2003. During the current quarter, there were no material changes to the estimates or methods by which estimates are derived with regard to the critical accounting policies.

Capital Resources
-----------------

At March 31, 2004, stockholders' equity totaled $1.5 billion or 5.82% of total assets, compared to $1.3 billion or 5.62% of total assets at December 31, 2003.

The Company and its subsidiaries are subject to risk-based capital standards issued by bank regulatory authorities. Under these standards, Tier 1 capital includes stockholders' equity, as adjusted for certain items. The Company makes two significant adjustments in calculating regulatory capital. The first adjustment is to exclude from capital the unrealized appreciation or depreciation in its available for sale securities portfolio. The second adjustment is to add to capital the Convertible Trust Capital Securities. Total capital is comprised of all the components of Tier 1 capital plus the allowance for loan losses.

The table below presents the Commerce Bancorp and Commerce N.A.'s risk-based and leverage ratios at March 31, 2004 and 2003:

                                                                             Per Regulatory Guidelines
                                                                 ---------------------------------------------------
                                               Actual                    Minimum              "Well Capitalized"
                                         Amount      Ratio         Amount      Ratio          Amount      Ratio
--------------------------------------------------------------------------------------------------------------------
March 31, 2004:
---------------
Commerce Bancorp
     Risk based capital ratios:
       Tier 1                           $1,564,769       12.70%     $493,027        4.00%      $739,540        6.00%
       Total capital                     1,682,098       13.65       986,053        8.00      1,232,567       10.00
     Leverage ratio                      1,564,769        6.68       937,630        4.00      1,172,037        5.00
Commerce N.A.
     Risk based capital ratios:
       Tier 1                             $808,896       10.73%     $301,573        4.00%      $452,360        6.00%
       Total capital                       887,959       11.78       603,146        8.00        753,933       10.00
     Leverage ratio                        808,896        6.03       536,607        4.00        670,759        5.00


                                                                             Per Regulatory Guidelines
                                                                 ---------------------------------------------------
                                         Actual                          Minimum              "Well Capitalized"
                                         Amount      Ratio         Amount      Ratio          Amount      Ratio
--------------------------------------------------------------------------------------------------------------------
March 31, 2003:
---------------
Commerce Bancorp
     Risk based capital ratios:
       Tier 1                           $1,050,051       11.25%     $373,411        4.00%      $560,117        6.00%
       Total capital                     1,144,782       12.26       746,823        8.00        933,529       10.00
     Leverage ratio                      1,050,051        6.28       668,655        4.00        835,819        5.00
Commerce N.A.
     Risk based capital ratios:
       Tier 1                             $567,037        9.83%     $230,644        4.00%      $345,966        6.00%
       Total capital                       630,037       10.93       461,288        8.00        576,610       10.00
     Leverage ratio                        567,037        5.53       410,116        4.00        512,645        5.00


At March 31, 2004, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes that as of March 31, 2004, the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. As a result of the issuance of FIN 46, the Federal Reserve Board is evaluating whether deconsolidation of Commerce Capital Trust II will affect the qualification of the Convertible Trust Capital Securities as Tier 1 capital. On May 6, 2004 the Federal Reserve Board issued a proposed ruling that would retain trust preferred securities in the Tier 1 capital of bank holding companies, subject to certain limitations. Based on the proposed ruling, the Convertible Trust Capital Securities will retain the qualification as Tier 1 capital. If it is determined that the Convertible Trust Capital Securities no longer qualify as Tier 1 capital, the Company will remain "well capitalized."

Deposits
--------

Total deposits at March 31, 2004 were $22.9 billion, up $6.7 billion, or 41.4% over total deposits of $16.2 billion at March 31, 2003, and up by $2.2 billion, or 10.6% from year-end 2003. Deposit growth during the first three months of 2004 included core deposit growth in all categories as well as growth from the public sector. Same-store core deposit growth is measured as the year over year percentage increase in core deposits for branches open two years or more at the balance sheet date. The Company experienced same-store core deposit growth of 24% at March 31, 2004.

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

The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate plus 200 and minus 100 basis point change during the next year, with rates remaining constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 10% of net income in the flat rate scenario in the first year and within 15% over the two year time frame. Net income in the flat rate scenario is projected to increase by approximately 25% per year. The following table illustrates the impact on projected net income at March 31, 2004 and 2003 of a plus 200 and minus 100 basis point change in interest rates.

    --------------------------------------------------------------------------
                                                Basis Point Change
    --------------------------------------------------------------------------
                                           Plus 200             Minus 100
    --------------------------------------------------------------------------

    March 31, 2004:
       Twelve Months                            0.98%             (7.81)%
       Twenty Four Months                      10.22%             (7.15)%

    March 31, 2003:
       Twelve Months                            7.78%             (2.35)%
       Twenty Four Months                      13.83%             (4.65)%


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

Management also monitors interest rate risk by utilizing a market value of equity model (MVE). The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate plus 200 and minus 100 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate plus 200 and minus 100 basis point change would result in the loss of 45% or more of the excess of market value over book value in the current rate scenario. At March 31, 2004, the market value of equity model indicates an acceptable level of interest rate risk.

The MVE reflects certain estimates and assumptions regarding the impact on the market value of the Company's assets and liabilities given an immediate plus 200 or minus 100 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company's core deposits, or the core deposit premium. Utilizing an independent consultant, the Company has completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums as permitted by the Company's regulatory authorities. The studies have consistently confirmed management's assertion that the Company's core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than the Company's loans and investment securities. At March 31, 2004, the average life of the Company's deposits was 13.5 years. Thus, these core deposit balances provide an internal hedge to market value fluctuations in the Company's fixed rate assets.

The MVE analyzes both sides of the balance sheet and, as indicated below, demonstrates the inherent value of the Company's core deposits in a rising rate environment. As rates rise, the value of the Company's core deposits increases which offsets the decrease in value of the Company's fixed rate assets. The following table summarizes the market value of equity at March 31, 2004 (in millions, except for per share amounts):

     --------------------------------------------------------------------
                                 Market Value
                                  Of Equity              Per Share
     --------------------------------------------------------------------

     Plus 200 basis point           $4,934                $63.17

     Current Rate                   $4,918                $62.96

     Minus 100 basis point          $3,890                $49.80


Liquidity involves the Company's ability to raise funds to support asset growth or decrease assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company's liquidity needs are primarily met by growth in core deposits, its cash and federal funds sold position, cash flow from its amortizing investment and loan portfolios, as well as the use of short-term borrowings, as required. If necessary, the Company has the ability to raise liquidity through collateralized borrowings, FHLB advances, or the sale of its available for sale investment portfolio. As of March 31, 2004 the Company had in excess of $11.5 billion in immediately available liquidity which includes securities that could be sold or used for collateralized borrowings, cash on hand, and borrowing capacities under existing lines of credit. During the first three months of 2004, deposit growth was used to fund growth in the loan portfolio and purchase additional investment securities.

Short-Term Borrowings
---------------------

Short-term borrowings, or other borrowed money, consist primarily of securities sold under agreements to repurchase and overnight lines of credit, and are used to meet short term funding needs. During the first three months of 2004, the Company reduced its short-term borrowings, primarily through increased deposits. At March 31, 2004, short-term borrowings aggregated $138.0 million and had an average rate of 0.76%, as compared to $311.5 million at an average rate of 0.77% at December 31, 2003.

Interest Earning Assets
-----------------------

The Company's cash flow from deposit growth and repayments from its investment portfolio totaled approximately $3.1 billion for the first three months of 2004. This significant cash flow provides the Company with ongoing reinvestment opportunities as interest rates change. For the three month period ended March 31, 2004, interest earning assets increased $2.2 billion from $20.8 billion to $23.0 billion. This increase was primarily in investment securities and the loan portfolio as described below.

Loans
-----

During the first three months of 2004, loans increased $347.6 million from $7.4 billion to $7.8 billion. All segments of the loan portfolio experienced growth in the first three months of 2004, including loans secured by commercial real estate properties, commercial loans, and consumer loans.

The following table summarizes the loan portfolio of the Company by type of loan as of the dates shown.

                                           March 31,        December 31,
                                       ---------------------------------------
                                             2004                2003
                                       ---------------------------------------
                                                   (in thousands)
Commercial:
   Term                                      $1,071,736           $ 1,027,526
   Line of credit                               960,080               959,158
   Demand                                         1,080                 1,077
                                       ----------------- ---------------------
                                              2,032,896             1,987,761

Owner-occupied                                1,710,098             1,619,079
                                       ----------------- ---------------------
                                              3,742,994             3,606,840

Consumer:
   Mortgages (1-4 family residential)           984,415               918,686
   Installment                                  135,406               138,437
   Home equity                                1,485,055             1,405,795
   Credit lines                                  59,081                60,579
                                       ----------------- ---------------------
                                              2,663,957             2,523,497
Real estate:
   Investor developer                         1,236,862             1,167,672
   Construction                                 144,326               142,567
                                       ----------------- ---------------------
                                              1,381,188             1,310,239
                                       ----------------- ---------------------
     Total loans                             $7,788,139           $ 7,440,576
                                       ================= =====================



Investments
-----------

In total, for the first three months of 2004, securities increased $1.8 billion from $13.3 billion to $15.1 billion. The available for sale portfolio increased $1.3 billion to $12.0 billion at March 31, 2004 from $10.7 billion at December 31, 2003, and the securities held to maturity portfolio increased $381.1 million to $2.9 billion at March 31, 2004 from $2.5 billion at year-end 2003. The portfolio of trading securities increased $63.9 million from year-end 2003 to $234.4 million at March 31, 2004.

The portfolio is comprised primarily of high quality US Government agency and mortgage-backed obligations. During the first quarter of 2004, the Company continued its ongoing review and repositioning of the portfolio to adjust for current and anticipated interest rate and yield curve levels. This repositioning of the portfolio involved sales of approximately $1.6 billion for the first quarter. This repositioning helped reduce the duration of the total portfolio to
2.74 years at March 31, 2004 from 3.93 years at December 31, 2003. The duration of the available for sale portfolio was reduced to 2.55 years at March 31, 2004 from 3.78 years at December 31, 2003. The yield on the total portfolio decreased slightly from 4.86% at December 31, 2003 to 4.81% at March 31, 2004.

The following table summarizes the book value of securities available for sale and securities held to maturity by the Company as of the dates shown.

                                                              March 31,      December 31,
                                                           ---------------------------------
                                                                2004             2003
                                                           ---------------------------------
                                                                (dollars in thousands)
U.S. Government agency and mortgage backed obligations         $11,736,718      $10,511,545
Obligations of state and political subdivisions                     33,415           30,927
Other                                                              202,810          108,183
                                                           ---------------------------------
     Securities available for sale                             $11,972,943      $10,650,655
                                                           =================================


U.S. Government agency and mortgage backed obligations          $2,545,263       $2,193,577
Obligations of state and political subdivisions                    252,081          227,199
Other                                                               74,249           69,708
                                                           ---------------------------------
     Securities held to maturity                                $2,871,593       $2,490,484
                                                           =================================

Detailed below is information regarding the composition and characteristics of the Company's investment portfolio, excluding trading securities, as of March 31, 2004.

                                                            Average       Average        Average        Average
           Product Description               Amount          Yield       Book Price      Duration        Life
-------------------------------------------------------------------------------------------------------------------
                                         (in millions)                                         (in years)
Mortgage-backed Securities:
    Federal Agencies Pass Through
     Certificates (AAA Rated)                $ 4,412             5.04%      $101.2          2.87           3.44

    Collateralized Mortgage
     Obligations (AAA Rated)                   9,161             4.80        101.0          2.46           2.89

U.S. Government agencies/Other                 1,271             4.00         99.6          4.57           5.43
                                         ---------------  ------------ --------------- ------------- --------------

                  Total                     $ 14,844             4.81%      $101.0          2.74           3.25
                                         ===============  ============ =============== ============= ==============

The Company's mortgage-backed securities (MBS) portfolio comprises 91% of the total investment portfolio. The MBS portfolio consists of Federal Agencies Pass-Through Certificates and Collateralized Mortgage Obligations (CMO's) which are issued by federal agencies and other private sponsors. The Company's investment policy does not permit investments in inverse floaters, IO's, PO's and other similar issues.

Net Income
----------

Net income for the first quarter of 2004 was $62.0 million, an increase of $19.1 million or 44.5% over the $42.9 million recorded for the first quarter of 2003. On a per share basis, diluted net income for the first quarter of 2004 was $0.75 per common share compared to $0.60 per common share for the first quarter of 2003. Net income per share in the first quarter of 2004 reflects the addition of
5.0 million shares from the secondary offering in September 2003 and 3.8 million shares assuming conversion of the Convertible Trust Capital Securities.

Return on average assets (ROA) and return on average equity (ROE) for the first quarter of 2004 were 1.06% and 17.91%, respectively, compared to 1.02% and 17.94%, respectively, for the same 2003 period.

Net Interest Income
-------------------

Net interest income totaled $230.2 million for the first quarter of 2004, an increase of $62.9 million or 37.6% from $167.3 million in the first quarter of 2003. The increase in net interest income was due primarily to the Company's continued ability to grow deposits and its loan and investment portfolios.

As shown below, the increase in net interest income on a tax equivalent basis was due to volume increases in the Company's earning assets, which were fueled by the Company's continued growth of low-cost core deposits (in millions).

                                                              Net Interest Income
                                      ---------------------------------------------------------------------

                   Quarter Ended           Volume            Rate             Total               %
                     March 31             Increase          Change           Increase          Increase
             ----------------------------------------------------------------------------------------------
                   2004 vs. 2003            $69.7            ($6.4)           $ 63.3               37 %


The net interest margin for the first quarter of 2004 was 4.39%, down 20 basis points from the margin for the first quarter of 2003 and up 12 basis points from the margin for the fourth quarter of 2003. The increase in the net interest margin over the fourth quarter of 2003 was due primarily to an increase in the yield on interest earning assets of 10 basis points.

The following table sets forth balance sheet items on a daily average basis for the three months ended March 31, 2004, December 31, 2003 and March 31, 2003 and presents the daily average interest earned on assets and paid on liabilities for such periods.

                                                    Average Balances and Net Interest Income

                              -----------------------------------------------------------------------------------------------------
                                          March 2004                       December 2003                     March 2003
                              ----------------------------------  ------------------------------- ---------------------------------
                                Average                 Average     Average              Average     Average              Average
(dollars in thousands)          Balance      Interest    Rate       Balance    Interest   Rate       Balance     Interest   Rate
                              ----------------------------------  ------------------------------- ---------------------------------
Earning Assets
-------------------------
Investment securities
   Taxable                     $13,295,903    $ 159,648    4.83%   $12,743,163 $148,537     4.62%   $  8,681,675  $109,916    5.13%
   Tax-exempt                      256,628        3,860    6.05        242,901    3,829     6.25         140,307     2,545    7.36
   Trading                         161,701        2,065    5.14        190,658    1,917     3.99         270,299     3,215    4.82
                              ------------  -----------  -------  ------------  -------   ------- --------------  --------   -----
Total investment securities     13,714,232      165,573    4.86     13,176,722  154,283     4.65       9,092,281   115,676    5.16
Federal funds sold                 144,297          340    0.95         20,435       50     0.97          27,154        80    1.19
Loans
   Commercial mortgages          2,793,159       42,782    6.16      2,655,510   41,172     6.15       2,177,008    35,125    6.54
   Commercial                    1,878,353       24,535    5.25      1,760,615   23,285     5.25       1,495,312    20,943    5.68
   Consumer                      2,603,037       36,936    5.71      2,444,764   35,773     5.81       2,075,983    33,719    6.59
   Tax-exempt                      337,313        6,092    7.26        283,291    5,497     7.70         258,614     5,129    8.04
                              ------------  -----------  -------  ------------  -------   ------- --------------  --------   -----
Total loans                      7,611,862      110,345    5.83      7,144,180  105,727     5.87       6,006,917    94,916    6.41
                              ------------  -----------  -------  ------------  -------   ------- --------------  --------   -----
Total earning assets           $21,470,391    $ 276,258    5.17%   $20,341,337 $260,060     5.07%   $ 15,126,352  $210,672    5.65%
                              ============                        ============                    ==============
Sources of Funds
-------------------------
Interest-bearing liabilities

   Regular savings              $4,492,847      $ 7,786    0.70%    $4,251,627  $ 7,597     0.71%    $ 3,021,219 $   6,355    0.85%
   N.O.W. accounts                 607,603        1,052    0.70        546,350      937     0.68         403,415       813    0.82
   Money market plus             8,378,467       14,891    0.71      7,684,235   13,326     0.69       5,472,788    11,584    0.86
   Time deposits                 2,430,589       11,323    1.87      2,403,680   12,049     1.99       2,148,534    13,731    2.59
   Public funds                    968,513        3,320    1.38        923,561    3,151     1.35         793,437     3,115    1.59
                              ------------  -----------  -------  ------------  -------   ------- --------------  --------   -----
     Total deposits             16,878,019       38,372    0.91     15,809,453   37,060     0.93      11,839,393    35,598    1.22

   Other borrowed money            174,746          448    1.03        411,079      921     0.89         272,304       914    1.36
   Long-term debt                  200,000        3,020    6.07        200,000    3,020     5.99         200,000     3,020    6.12
                              ------------  -----------  -------  ------------  -------   ------- --------------  --------   -----
Total deposits and
interest-bearing
   liabilities                  17,252,765       41,840    0.98     16,420,532   41,001     0.99      12,311,697    39,532    1.30
Noninterest-bearing funds (net)  4,217,626                           3,920,805                         2,814,655
                              ------------  -----------  -------  ------------  -------   ------- --------------  --------   -----
Total sources to fund earning
   assets                      $21,470,391       41,840    0.78    $20,341,337   41,001     0.80    $ 15,126,352    39,532    1.06
                              ============  -----------  -------  ============  -------   ------- ==============  --------   -----
Net interest income and
   margin tax-equivalent basis                 $234,418    4.39%               $219,059     4.27%                 $171,140    4.59%
                                            ===========  =======               ========   =======                =========   ======
Other Balances
-------------------------
Cash and due from banks         $1,007,182                           $ 905,464                        $  865,209
Other assets                     1,129,880                           1,101,329                           933,321
Total assets                    23,491,544                          22,241,356                        16,831,542
Total deposits                  21,478,730                          20,171,403                        15,033,367
Demand deposits (noninterest-
     bearing)                    4,600,711                           4,361,950                         3,193,974
Other liabilities                  253,890                             232,037                           369,691
Stockholders' equity             1,384,178                           1,226,837                           956,180




Notes
     - Weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis assuming a federal tax rate of 35%.
     -    Non-accrual loans have been included in the average loan balance
     -    Investment securities includes investments available for sale.
     -    Consumer loans include mortgage loans held for sale.

Noninterest Income
------------------

Noninterest income totaled $86.2 million for the first quarter of 2004, an increase of $10.1 million or 13.3% from $76.1 million in the first quarter of 2003. The increase was primarily due to increased deposit charges and service fees, which rose $10.6 million over the first quarter of 2003 primarily due to higher transaction volumes. The decrease in loan brokerage fees of $4.9 million resulted from a decline in mortgage refinancing activity.

                                                  Three Months Ended
(dollars in thousands)                       March 31, 2004  March 31, 2003
                                            -------------------------------
Deposit charges & service fees                    $45,481       $34,842
Other operating income:
     Insurance                                     18,336        16,055
     Capital markets                                9,727        10,003
     Loan brokerage fees                            3,053         7,923
     Other                                          9,211         7,379
                                            -------------------------------
   Total other                                     40,327        41,360
Net investment securities gains/(losses)              424         (136)
                                            -------------------------------
Total non-interest income                         $86,232       $76,066
                                            ===============================

Noninterest Expense
-------------------

For the first quarter of 2004, noninterest expense totaled $212.3 million, an increase of $40.1 million or 23.3% over the same period in 2003. Contributing to this increase was new branch activity over the past twelve months, with the number of branches increasing from 226 at March 31, 2003 to 278 at March 31, 2004. With the addition of these new offices, staff, facilities, and related expenses rose accordingly. Other noninterest expenses rose $9.1 million over the first quarter of 2003. This increase resulted primarily from higher bank card-related service charges, increased business development expenses, and increased provisions for non-credit-related losses.

The Company experienced positive operating leverage in the first quarter, as year over year revenue growth of 30% exceeded non-interest expense growth of 23%. Non-interest expense growth during the first quarter of 2004 was 3% compared to the fourth quarter of 2003. One important factor influencing the growth in non-interest expenses is that the Company absorbed significant start-up expenses related to the New York City and Long Island markets in prior years. As a result, the impact of growth in non-interest expenses in these markets is expected to decline throughout 2004.

The Company's operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 67.12% for the first three months of 2004 as compared to 70.58% for the same 2003 period. The Company's efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

Loan and Asset Quality
----------------------

Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at March 31, 2004 were $32.4 million, or 0.13% of total assets compared to $23.6 million or 0.10% of total assets at December 31, 2003 and $22.5 million or 0.13% of total assets at March 31, 2003.

Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at March 31, 2004 were $30.5 million or 0.39% of total loans compared to $21.7 million or 0.29% of total loans at December 31, 2003 and $19.0 million or 0.32% of total loans at March 31, 2003. At March 31, 2004, loans past due 90 days or more and still accruing interest amounted to $696 thousand compared to $538 thousand at December 31, 2003 and $376 thousand at March 31, 2003. Additional loans considered as potential problem loans by the Company's internal loan review department ($35.8 million at March 31, 2004) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

The following summary presents information regarding non-performing loans and assets as of March 31, 2004 and the preceding four quarters (dollar amounts in thousands).

                                              March 31,     December 31,  September 30,    June 30,      March 31,
                                                 2004           2003          2003           2003           2003
                                           ---------------------------------------------------------------------------
Non-accrual loans:
   Commercial                                    $19,701         $ 6,867       $ 7,295        $ 7,049        $ 4,874
   Consumer                                        9,984           9,242         8,295          9,517          9,860
   Real estate:
     Construction                                                    138
     Mortgage                                        810           5,494         7,502          5,970          4,249
                                           ---------------------------------------------------------------------------
         Total non-accrual loans                  30,495          21,741        23,092         22,536         18,983
                                           ---------------------------------------------------------------------------

Restructured loans:
   Commercial                                          1               1             2              3              4
   Consumer
   Real estate:
     Construction
     Mortgage
                                           ---------------------------------------------------------------------------
         Total restructured loans                      1               1             2              3              4
                                           ---------------------------------------------------------------------------

Total non-performing loans                        30,496          21,742        23,094         22,539         18,987
                                           ---------------------------------------------------------------------------

Other real estate                                  1,890           1,831         1,670          1,540          3,553
                                           ---------------------------------------------------------------------------

Total non-performing assets                       32,386          23,573        24,764         24,079         22,540
                                           ---------------------------------------------------------------------------

Loans past due 90 days or more
   and still accruing                                696             538           649            434            376
                                           ---------------------------------------------------------------------------

Total non-performing assets and
   loans past due 90 days or more                $33,082         $24,111       $25,413        $24,513        $22,916
                                           ===========================================================================

Total non-performing loans as a
   percentage of total period-end loans            0.39%           0.29%         0.34%          0.35%          0.32%

Total non-performing assets as a
   percentage of total period-end assets           0.13%           0.10%         0.12%          0.12%          0.13%

Total non-performing assets and loans
   past due 90 days or more as a
   percentage of total period-end assets           0.13%           0.11%         0.12%          0.12%          0.13%

Allowance for loan losses as a percentage
   of total non-performing loans                    385%            515%          449%           441%          499 %

Allowance for loan losses as a percentage
   of total period-end loans                       1.51%           1.51%         1.52%          1.56%          1.58%

Total non-performing assets and loans
   past due 90 days or more as a
   percentage of stockholders' equity and
   allowance for loan losses                          2%              2%            2%             2%             2%


The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data: (dollar amounts in thousands)


                                                               Three Months Ended                  Year Ended
                                                          ------------------------------         ---------------
                                                            March 31,       March 31,             December 31,
                                                              2004            2003                    2003
                                                          --------------  --------------         ---------------
Balance at beginning of period                                 $112,057         $90,733                 $90,733
Provisions charged to operating expenses                          9,500           6,900                  31,850
                                                          --------------  --------------         ---------------
                                                                121,557          97,633                 122,583

Recoveries on loans charged-off:
     Commercial                                                     156             204                     669
     Consumer                                                       270             131                     584
     Real estate                                                     47                                      11
                                                          --------------  --------------         ---------------
Total recoveries                                                    473             335                   1,264

Loans charged-off:
     Commercial                                                  (2,293)         (1,868)                 (5,601)
     Consumer                                                      (772)         (1,365)                 (5,950)
     Real estate                                                 (1,636)             (4)                   (239)
                                                          --------------  --------------         ---------------
Total charge-offs                                                (4,701)         (3,237)                (11,790)
                                                          --------------  --------------         ---------------
Net charge-offs                                                  (4,228)         (2,902)                (10,526)
                                                          --------------  --------------         ---------------

Balance at end of period                                       $117,329         $94,731                $112,057
                                                          ==============  ==============         ===============

Net charge-offs as a percentage of
average loans outstanding                                          0.22%           0.19%                   0.16%

Net Reserve Additions                                           $ 5,272         $ 3,998                 $21,324



The Company considers the allowance for loan losses of $117.3 million adequate to cover probable losses inherent in the loan portfolio at March 31, 2004. The Company's determination of the level of the allowance for loan losses rests upon various judgments and assumptions surrounding the risk characteristics included in the loan portfolio. Such risk characteristics include changes in levels and trends of charge-offs, delinquencies, and nonaccrual loans, trends in volume and terms of loans, changes in underwriting standards and practices, portfolio mix, tenure of loan officers and management, entrance into new geographic markets, changes in credit concentrations, and national and local economic trends and conditions, and other relevant factors, all of which may be susceptible to significant change.

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

PART II. OTHER INFORMATION

Item 2.  Purchases of Certain Equity Securities by the Issuer and Others
         ---------------------------------------------------------------


                                            (a)                 (b)                  (c)                      (d)

                                                                               Total Number of
               Period                                                        Shares Purchased as     Maximum Number of
                                      Total Number of                         Part of Publicly      Shares that May Yet
                                           Shares         Average Price      Announced Plans or     Be Purchased Under
                                       Purchased (1)      Paid per Share          Programs         the Plans or Programs
                                      ----------------- ------------------- ---------------------- ----------------------
January 1 to January 31, 2004              34,783             $57.50
February 1 to February 29, 2004
March 1 to March 31, 2004
                                      ----------------- ------------------- ---------------------- ----------------------
Total                                      34,783             $57.50
                                      ----------------- ------------------- ---------------------- ----------------------

(1)  Purchases  were made by the Company for the payment of income  taxes on the exercise of stock options by an executive officer.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

Exhibits

Exhibit 3.1 Restated Certificate of Incorporation of the Company, as amended (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                  2002).

Exhibit 3.2 By-laws of the Company, as amended (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

Exhibit 31.1      Certification   of  the  Company's  Chief  Executive   Officer
                  pursuant to 18 U.S.C.  Section  1350,  as adopted  pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2      Certification   of  the  Company's  Chief  Financial   Officer
                  pursuant to 18 U.S.C.  Section  1350,  as adopted  pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K
-------------------

On January 15, 2004, we filed a Current Report on Form 8-K which included as exhibits a press release, issued by us on January 15, 2004, announcing our results for the fourth quarter of 2004 and certain supplemental information.

On March 3, 2004, we filed a Current Report on Form 8-K, which included certain questions and answers regarding corporate information.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           COMMERCE BANCORP, INC.
                                        --------------------------------
                                                (Registrant)










   May 10, 2004                             /s/ DOUGLAS J. PAULS
--------------------                   --------------------------------
      (Date)                                  DOUGLAS J. PAULS
                                         SENIOR VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER
                                (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)