Form 10-Q
period 2004-06-30
COMMERCE BANCORP INC /NJ/
filed 2004-08-09
CIK 715096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004
                                               --------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to ______________

                            Commission File #1-12069
                                           ----------

                        [COMMERCE BANCORP LOGO OMITTED]
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

             Common Stock                          78,585,388
--------------------------------------------------------------------------------
           (Title of Class)                (No. of Shares Outstanding
                                               as of August 2, 2004)

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                      INDEX

                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets (unaudited)
         June 30, 2004 and December 31, 2003...................................1

         Consolidated  Statements of Income  (unaudited)
         Three months ended June 30, 2004 and June 30, 2003 and
         six months ended June 30, 2004 and June 30, 2003......................2

         Consolidated Statements of Cash Flows (unaudited)
         Six months ended June 30, 2004 and June 30, 2003......................3

         Consolidated Statement of Changes in Stockholders' Equity (unaudited)
         Six months ended June 30, 2004........................................4

         Notes to Consolidated Financial Statements (unaudited)................5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation...................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........22

Item 4.  Controls and Procedures..............................................22

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................23

Item 2.  Changes in Securities, Use of Proceeds and Purchases of
         Certain Equity Securities by the Issuer and Others...................23

Item 4.  Submission of Matters to a Vote of Security Holders..................24

Item 6.  Exhibits and Reports on Form 8-K.....................................25

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                  ------------------------------------------------------------------------------------------------
                                                                                   June 30,        December 31,
                                                                                 ---------------------------------
                  (dollars in thousands)                                             2004              2003
                  ------------------------------------------------------------------------------------------------
Assets            Cash and due from banks                                        $   1,081,459    $      910,092
                  Federal funds sold                                                     8,500
                                                                                 --------------   --------------
                       Cash and cash equivalents                                     1,089,959          910,092
                  Loans held for sale                                                   41,047           42,769
                  Trading securities                                                   182,105          170,458
                  Securities available for sale                                     12,131,104       10,650,655
                  Securities held to maturity                                        3,772,204        2,490,484
                      (market value 06/04-$3,696,221; 12/03-$2,467,192)
                  Loans                                                              8,330,456        7,440,576
                       Less allowance for loan losses                                  124,688          112,057
                                                                                 --------------   --------------
                                                                                     8,205,768        7,328,519
                  Bank premises and equipment, net                                     906,455          811,451
                  Other assets                                                         410,029          307,752
                                                                                 --------------   --------------
                                                                                 $  26,738,671     $ 22,712,180
                                                                                 ==============   ==============
Liabilities       Deposits:
                       Demand:

                         Noninterest-bearing                                     $   5,622,574     $  4,574,714
                         Interest-bearing                                            9,632,178        8,574,297
                       Savings                                                       5,597,767        4,222,282
                       Time                                                          3,209,229        3,330,107
                                                                                 --------------   --------------
                           Total deposits                                           24,061,748       20,701,400
                  Other borrowed money                                                 944,040          311,510
                  Other liabilities                                                    204,768          221,982
                  Long-term debt                                                       200,000          200,000
                                                                                 --------------   --------------
                                                                                    25,410,556       21,434,892

Stockholders'     Common stock, 78,658,414 shares
Equity                 issued (76,869,415 shares at December 31, 2003)                  78,658           76,869
                  Capital in excess of par value                                       936,539          866,095
                  Retained earnings                                                    446,260          347,365
                  Accumulated other comprehensive loss                                (122,003)          (3,702)
                                                                                 --------------   --------------
                                                                                     1,339,454        1,286,627

                  Less treasury stock, at cost, 397,859 shares
                        issued (363,076 shares at December 31, 2003)                    11,339            9,339
                                                                                 --------------   --------------
                           Total stockholders' equity                                1,328,115        1,277,288
                                                                                 --------------   --------------
                                                                                  $ 26,738,671     $ 22,712,180
                                                                                 ==============   ==============

                             See accompanying notes.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

              ---------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
                                                             ----------------------------------------------------------
              (dollars in thousands, except per share
              amounts)                                            2004           2003           2004           2003
              ---------------------------------------------------------------------------------------------------------
Interest      Interest and fees on loans                         $113,947       $ 95,548      $ 222,160       $188,669
income        Interest on investments                             177,929        123,098        341,428        236,759
              Other interest                                          154             98            494            177
                                                             -------------   ------------   ------------   ------------
                       Total interest income                      292,030        218,744        564,082        425,605
                                                             -------------   ------------   ------------   ------------

Interest      Interest on deposits:
expense            Demand                                          18,729         11,961         34,672         24,358
                   Savings                                         10,216          6,754         18,002         13,109
                   Time                                            14,264         17,387         28,907         34,233
                                                             -------------   ------------   ------------   ------------
                       Total interest on deposits                  43,209         36,102         81,581         71,700
              Interest on other borrowed money                      1,052            318          1,500          1,232
              Interest on long-term debt                            3,020          3,020          6,040          6,040
                                                             -------------   ------------   ------------   ------------
                       Total interest expense                      47,281         39,440         89,121         78,972
                                                             -------------   ------------   ------------   ------------

              Net interest income                                 244,749        179,304        474,961        346,633
              Provision for loan losses                            10,748          6,900         20,248         13,800
                                                             -------------   ------------   ------------   ------------
              Net interest income after provision for
                   loan losses                                    234,001        172,404        454,713        332,833

Noninterest   Deposit charges and service fees                     52,717         38,765         98,198         73,607
income        Other operating income                               38,923         43,388         79,250         84,748
              Net investment securities gains                         635          1,217          1,059          1,081
                                                             -------------   ------------   ------------   ------------
                       Total noninterest income                    92,275         83,370        178,507        159,436
                                                             -------------   ------------   ------------   ------------

Noninterest   Salaries and benefits                               104,110         86,338        201,450        168,420
expense       Occupancy                                            27,949         22,695         56,059         43,183
              Furniture and equipment                              27,001         20,556         51,180         41,782
              Office                                               10,920          9,233         21,840         18,419
              Marketing                                             9,278          9,198         17,974         14,474
              Other                                                46,997         39,658         90,002         73,521
                                                             -------------   ------------   ------------   ------------
                       Total noninterest expenses                 226,255        187,678        438,505        359,799
                                                             -------------   ------------   ------------   ------------

              Income before income taxes                          100,021         68,096        194,715        132,470
              Provision for federal and state income taxes         33,786         22,779         66,505         44,263
                                                             -------------   ------------   ------------   ------------
              Net income                                         $ 66,235       $ 45,317      $ 128,210       $ 88,207
                                                             =============   ============   ============   ============

              Net  income per common and common equivalent share:
                       Basic                                      $  0.85       $   0.65        $  1.65       $   1.28
                       Diluted                                    $  0.79       $   0.63        $  1.54       $   1.23
              Average common and common equivalent shares outstanding:
                       Basic                                       77,980         69,193         77,572         68,758
                       Diluted                                     86,260         72,128         85,893         71,944
              Cash dividends, common stock                        $  0.19       $   0.16        $  0.38       $   0.33


                             See accompanying notes.


                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                  ----------------------------------------------------------------------------------------------------
                                                                                                Six Months Ended
                                                                                                     June 30,
                                                                                       -------------------------------
                  (dollars in thousands)                                                       2004             2003
                  ----------------------------------------------------------------------------------------------------
Operating         Net income                                                              $  128,210         $ 88,207
activities        Adjustments to reconcile net income to net cash
                     provided by operating activities:
                       Provision for loan losses                                              20,248           13,800
                       Provision for depreciation, amortization and accretion                 63,429           60,943
                       Gain on sales of securities available for sale                         (1,059)          (1,081)
                       Proceeds from sales of loans held for sale                            408,006          854,984
                       Originations of loans held for sale                                  (406,284)        (849,349)
                       Net (increase) decrease in trading securities                         (11,647)         117,028
                       Increase in other assets, net                                         (35,859)         (18,039)
                       Decrease in other liabilities                                         (14,414)         (13,724)
                  ----------------------------------------------------------------------------------------------------
                             Net cash provided by operating activities                       150,630          252,769

Investing         Proceeds from the sales of securities available for sale                 1,656,912        2,072,409
activities        Proceeds from the maturity of securities available for sale              2,228,796        2,493,675
                  Proceeds from the maturity of securities held to maturity                  407,486          279,923
                  Purchase of securities available for sale                               (5,569,909)      (7,207,889)
                  Purchase of securities held to maturity                                 (1,690,817)        (358,633)
                  Net increase in loans                                                     (897,497)        (561,249)
                  Capital expenditures                                                      (136,731)        (151,499)
                  ----------------------------------------------------------------------------------------------------
                             Net cash used by investing activities                        (4,001,760)      (3,433,263)

Financing         Net increase in demand and savings deposits                              3,481,226        2,848,174
activities        Net (decrease) increase in time deposits                                  (120,878)         390,067
                  Net increase in other borrowed money                                       632,530          116,334
                  Dividends paid                                                             (29,315)         (22,569)
                  Proceeds from issuance of common stock under
                     dividend reinvestment and other stock plans                              69,433           52,251
                  Other                                                                       (1,999)          (1,312)
                  ----------------------------------------------------------------------------------------------------
                             Net cash provided by financing activities                     4,030,997        3,382,945

                  Increase in cash and cash equivalents                                      179,867          202,451
                  Cash and cash equivalents at beginning of year                             910,092          811,434
                  ----------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of period                             $ 1,089,959      $ 1,013,885
                  ====================================================================================================

                  Supplemental  disclosures of cash flow information:
                     Cash paid during the period for:
                       Interest                                                             $ 89,705         $ 79,741
                       Income taxes                                                           63,339           36,462


                             See accompanying notes.


                                      COMMERCE BANCORP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                   (unaudited)

Six months ended June 30, 2004
(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Capital in                            Accumulated
                                                                   Excess of                                Other
                                                         Common       Par        Retained   Treasury    Comprehensive
                                                          Stock      Value       Earnings     Stock     Income (Loss)      Total
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2003                             $76,869     $866,095    $347,365   $ (9,339)        $ (3,702)  $1,277,288
Net income                                                                         128,210                                  128,210
   Other comprehensive income(loss), net of tax
     Unrealized loss on securities (pre-tax $217,801)                                                         (139,612)    (139,612)
     Reclassification adjustment (pre-tax $32,786)                                                              21,311       21,311
                                                                                                                        ------------
   Other comprehensive income (loss)                                                                                       (118,301)
Total comprehensive income                                                                                                    9,909
Cash dividends paid                                                                (29,315)                                 (29,315)
Shares issued under dividend reinvestment
   and compensation and benefit plans (1,789 shares)        1,789       67,644                                               69,433
Other                                                                    2,800                 (2,000)                          800
------------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2004                                 $78,658     $936,539    $446,260   $(11,339)       $(122,003)  $1,328,115
====================================================================================================================================



                             See accompanying notes.

                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A.       Consolidated Financial Statements

The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements were prepared in accordance with the accounting policies set forth in note 1 (Significant Accounting Policies) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature.

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 2003. The results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The consolidated financial statements include the accounts of Commerce Bancorp, Inc. and its consolidated subsidiaries. All material intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with 2004 presentation.

B.       Legal Proceedings

On June 29, 2004 the U.S. Attorney General indicted two officers of the Company's Philadelphia bank subsidiary in connection with its investigation of certain Philadelphia city government officials. The Company confirms that neither it, nor any of its subsidiaries or other officers and employees are targets of the investigation. The Company has fully cooperated with this investigation and believes it will have no material negative financial impact on the Company.

During July 2004, class action complaints were filed in the United States District Court for the District of New Jersey and the Eastern District of Pennsylvania against the Company and certain Company (or subsidiary) current and former officers and directors. The complaints allege that the defendants violated the federal securities laws, specifically Sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company's securities during various periods. The Company believes that the complaints against it are without merit and intends to vigorously defend itself.

C.       Long Term Debt

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

D.       Bank Premises and Equipment

In accordance with accounting principles generally accepted in the United States, when capitalizing costs for branch construction, the Company includes the costs of purchasing the land, developing the site, constructing the building (or leasehold improvements if the property is leased), and furniture, fixtures and equipment necessary to equip the branch. All other pre-opening and post-opening costs related to branches are expensed as incurred. As of June 30, 2004 and December 31, 2003, Bank premises and equipment in progress was $87.6 million and $87.2 million, respectively.

E.       Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments.
Management does not anticipate any material losses as a result of these transactions. In accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), the Company defers the fees associated with standby letters of credit and records them in "Other liabilities" on the consolidated balance sheet. These fees are immaterial to the Company's consolidated financial statements at June 30, 2004.

F.       Comprehensive Income (Loss)

Total comprehensive income (loss), which for the Company included net income and changes in unrealized gains and losses on the Company's available for sale securities, amounted to $(133.8) million and $41.6 million, respectively, for the three months ended June 30, 2004 and 2003. For the six months ended June 30, 2004 and 2003, total comprehensive income was $9.9 million and $64.1 million, respectively.

G.       New Accounting Standards

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

The Company makes investments directly in low-income housing tax credit (LIHTC) operating partnerships, private venture capital funds and Small Business Investment Companies (SBIC). The Company has determined these entities do not meet the consolidation criteria of FIN 46. At June 30, 2004 and December 31, 2003, the Company's investment in these entities totaled $38.8 million and $30.1 million, respectively.

H.       Stock-Based Compensation

The Company follows APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations to account for its stock-based compensation plans. If the Company had accounted for stock options under the fair value provisions of FAS 123, "Accounting for Stock-Based Compensation", net income and net income per share would have been as follows (in thousands, except per share amounts):



-------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                 Six Months Ended
                                                             June 30,                          June 30,
-------------------------------------------------------------------------------------------------------------------
                                                        2004             2003            2004             2003
-------------------------------------------------------------------------------------------------------------------
Reported net income                                    $66,235         $45,317         $128,210         $88,207
Less:  Stock option compensation expense
   determined under fair value method, net of tax       (3,090)         (2,233)          (6,510)         (4,613)
                                                  ---------------  ---------------  --------------  ---------------
Pro forma net income, basic                            $63,145         $43,084         $121,700         $83,594
                                                                   ===============                  ===============
Add:  Interest expense on Convertible Trust
   Capital Securities, net of tax                        1,963                            3,926
                                                  ---------------                   --------------
Pro forma net income, diluted                          $65,108                         $125,626
                                                  ===============                   ==============

Reported net income per share:
   Basic                                             $    0.85       $    0.65         $   1.65       $    1.28
   Diluted                                           $    0.79       $    0.63         $   1.54       $    1.23

Pro forma net income per share:
   Basic                                             $    0.81       $    0.62         $   1.57       $    1.22
   Diluted                                           $    0.75       $    0.60         $   1.46       $    1.16
-------------------------------------------------------------------------------------------------------------------


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

I.       Segment Information

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

Selected segment information is as follows (in thousands):


-------------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                       Three Months Ended
                                                    June 30, 2004                            June 30, 2003
                                        Community      Parent/                   Community      Parent/
                                          Banks         Other        Total         Banks         Other        Total
-------------------------------------------------------------------------------------------------------------------------
Net interest income                   $    246,385  $   (1,636)  $    244,749  $   180,729   $    (1,425) $   179,304
Provision for loan losses                   10,748           -         10,748        6,900                      6,900
                                      -----------------------------------------------------------------------------------
Net interest income after provision        235,637      (1,636)       234,001      173,829        (1,425)     172,404
Noninterest income                          66,836      25,439         92,275       56,009        27,361       83,370
Noninterest expense                        203,155      23,100        226,255      166,136        21,542      187,678
                                      -----------------------------------------------------------------------------------
Income before income taxes                  99,318         703        100,021       63,702         4,394       68,096
Income tax expense                          33,917        (131)        33,786       21,317         1,462       22,779
                                      -----------------------------------------------------------------------------------
Net income                            $     65,401  $      834   $     66,235  $    42,385   $     2,932  $    45,317
                                      ===================================================================================

Average assets (in millions)          $     23,778  $    2,044   $     25,822  $    16,715   $     1,784  $    18,499
                                      ===================================================================================

-------------------------------------------------------------------------------------------------------------------------
                                                  Six Months Ended                         Six Months Ended
                                                    June 30, 2004                            June 30, 2003
-------------------------------------------------------------------------------------------------------------------------
                                        Community      Parent/                   Community      Parent/
                                          Banks         Other        Total         Banks         Other        Total
-------------------------------------------------------------------------------------------------------------------------
Net interest income                   $   478,221   $   (3,260)  $   474,961   $   348,958   $    (2,325) $   346,633
Provision for loan losses                  20,248                     20,248        13,800                     13,800
                                      -----------------------------------------------------------------------------------
Net interest income after provision       457,973       (3,260)      454,713       335,158        (2,325)     332,833
Noninterest income                        124,969       53,538       178,507       106,004        53,432      159,436
Noninterest expense                       392,508       45,997       438,505       315,586        44,213      359,799
                                      -----------------------------------------------------------------------------------
Income before income taxes                190,434        4,281       194,715       125,576         6,894      132,470
Income tax expense                         65,124        1,381        66,505        42,292         1,971       44,263
                                      -----------------------------------------------------------------------------------
Net income                            $   125,310   $    2,900   $   128,210   $    83,284   $     4,923  $    88,207
                                      ===================================================================================


Average assets (in millions)          $    22,596   $    2,060   $    24,656   $    15,858   $     1,812  $    17,670
                                      ===================================================================================


J.       Net Income Per Share


The calculation of net income per share follows (in thousands, except for per share amounts):

-------------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
-------------------------------------------------------------------------------------------------------------------------
                                                                 2004           2003           2004            2003
-------------------------------------------------------------------------------------------------------------------------
Basic:
Net income available to common shareholders - basic              $66,235        $45,317      $128,210          $88,207
                                                             ============== ============= ===============  ==============

Average common shares outstanding                                 77,980         69,193        77,572           68,758
                                                             ============== ============= ===============  ==============

Net income per common share - basic                              $  0.85        $  0.65      $   1.65          $  1.28
                                                             ============== ============= ===============  ==============


Diluted:
Net income                                                       $66,235        $45,317      $128,210          $88,207
Add interest expense on Convertible Trust Capital Securities,
   net of tax                                                      1,963                        3,926
                                                             -------------- ------------- ---------------  --------------
Net income available to common shareholders - diluted            $68,198        $45,317      $132,136          $88,207
                                                             ============== ============= ===============  ==============


Average common shares outstanding                                 77,980         69,193        77,572           68,758
Additional shares considered in diluted computation assuming:
   Exercise of stock options                                       4,489          2,935         4,530            3,186
   Conversion of Convertible Trust Capital Securities              3,791                        3,791
                                                             -------------- ------------- ---------------  --------------
Average common shares outstanding - diluted                       86,260         72,128        85,893           71,944
                                                             ============== ============= ===============  ==============

Net income per common share - diluted                            $  0.79        $  0.63       $  1.54          $  1.23
                                                             ============== ============= ===============  ==============


Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operation
------------

Executive Summary
-----------------

During the first six months of 2004, the Company experienced strong deposit growth and positive operating leverage as year over year revenue growth of 29% exceeded non-interest expense growth of 22% during the same period. Total assets grew to $26.7 billion, an increase of 35% over June 30, 2003, while total deposits grew 35%. Net income increased 46% to $66.2 million and 45% to $128.2 million during the second quarter and first six months of 2004, respectively, as compared to the same periods in 2003. Diluted net income per share increased by 25% to $0.79 and $1.54 during the second quarter and first six months of 2004, respectively, as compared the same periods in 2003. The net income per share calculations for 2004 include 5.0 million shares issued in connection with the Company's September 2003 secondary offering and an additional 3.8 million shares assuming the conversion of the Company's Convertible Trust Capital Securities, neither of which were included in the calculations for 2003.

The Company has identified two critical accounting policies: the policies related to the allowance for loan losses and capitalization of branch costs. The foregoing critical accounting policies are more fully described in the Company's annual report on Form 10-K for the year ended December 31, 2003. During the first six months of 2004, there were no material changes to the estimates or methods by which estimates are derived with regard to the critical accounting policies.

Capital Resources
-----------------

At June 30, 2004, stockholders' equity totaled $1.3 billion or 4.97% of total assets, compared to $1.3 billion or 5.62% of total assets at December 31, 2003.

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

The table below presents Commerce Bancorp and Commerce N.A.'s risk-based and leverage ratios at June 30, 2004 and 2003:


                                                                              Per Regulatory Guidelines
                                                                  --------------------------------------------------
                                               Actual                    Minimum               "Well Capitalized"
                                          Amount      Ratio         Amount      Ratio          Amount      Ratio
--------------------------------------------------------------------------------------------------------------------
June 30, 2004:
Commerce Bancorp
     Risk based capital ratios:
       Tier 1                            $1,640,555      12.37%      $530,388       4.00%       $795,582       6.00%
       Total capital                      1,765,243      13.31      1,060,776       8.00       1,325,970      10.00
     Leverage ratio                       1,640,555       6.33      1,036,022       4.00       1,295,028       5.00
Commerce N.A.
     Risk based capital ratios:
       Tier 1                            $1,088,255      11.16%      $390,195       4.00%       $585,292       6.00%
       Total capital                      1,184,593      12.14        780,389       8.00         975,486      10.00
     Leverage ratio                       1,088,255       6.03        722,139       4.00         902,674       5.00



                                                                              Per Regulatory Guidelines
                                                                  --------------------------------------------------
                                          Actual                         Minimum               "Well Capitalized"
                                          Amount         Ratio       Amount        Ratio        Amount        Ratio
--------------------------------------------------------------------------------------------------------------------
June 30, 2003:
Commerce Bancorp
     Risk based capital ratios:
       Tier 1                            $1,110,820      11.13%      $399,313       4.00%       $598,970       6.00%
       Total capital                      1,210,138      12.12        798,627       8.00         998,283      10.00
     Leverage ratio                       1,110,820       6.04        735,335       4.00         919,169       5.00
Commerce N.A.
     Risk based capital ratios:
       Tier 1                              $756,909      10.29%      $294,114       4.00%       $441,171       6.00%
       Total capital                        832,704      11.32        588,228       8.00         735,285      10.00
     Leverage ratio                         756,909       5.75        526,680       4.00         658,349       5.00


At June 30, 2004, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes that as of June 30, 2004, the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

Deposits
--------

Total deposits at June 30, 2004 were $24.1 billion, up $6.3 billion, or 35% over total deposits of $17.8 billion at June 30, 2003, and up by $3.4 billion, or 16% from year-end 2003. Deposit growth during the first six months of 2004 included core deposit growth in all categories as well as growth from the public sector. Same-store core deposit growth is measured as the year over year percentage increase in core deposits for branches open two years or more at the balance sheet date. The Company experienced same-store core deposit growth of 25% at June 30, 2004.

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

The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate plus 200 and minus 100 basis point change during the next year, with rates remaining constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 10% of net income in the flat rate scenario in the first year and within 15% over the two year time frame. Net income in the flat rate scenario is projected to increase by approximately 25% per year. The following table illustrates the impact on projected net income at June 30, 2004 and 2003 of a plus 200 and minus 100 basis point change in interest rates.

        ------------------------------------------------------------------------
                                                    Basis Point Change
        ------------------------------------------------------------------------
                                               Plus 200             Minus 100
        ------------------------------------------------------------------------

        June 30, 2004:
           Twelve Months                          4.06%               1.45%
           Twenty Four Months                    11.38%              (0.31)%

        June 30, 2003:
           Twelve Months                          1.34%              (9.47)%
           Twenty Four Months                    11.09%             (15.03)%


All of these net income projections are within an acceptable level of interest rate risk pursuant to the policy established by ALCO.

In the event the Company's interest rate risk models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the use of risk management strategies such as interest rate swaps and caps or the extension of the maturities of its short-term borrowings.

Management also monitors interest rate risk by utilizing a market value of equity model (MVE). The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate plus 200 and minus 100 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate plus 200 and minus 100 basis point change would result in the loss of 45% or more of the excess of market value over book value in the current rate scenario. At June 30, 2004, the market value of equity model indicates an acceptable level of interest rate risk.

The MVE reflects certain estimates and assumptions regarding the impact on the market value of the Company's assets and liabilities given an immediate plus 200 or minus 100 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company's core deposits, or the core deposit premium. Utilizing an independent consultant, the Company has completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums as permitted by the Company's regulatory authorities. The studies have consistently confirmed management's assertion that the Company's core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than the Company's loans and investment securities. At June 30, 2004, the average life of the Company's deposits was 13.3 years. Thus, these core deposit balances provide an internal hedge to market value fluctuations in the Company's fixed rate assets.

The MVE analyzes both sides of the balance sheet and, as indicated below, demonstrates the inherent value of the Company's core deposits in a rising rate environment. As rates rise, the value of the Company's core deposits increases which offsets the decrease in value of the Company's fixed rate assets. The following table summarizes the market value of equity at June 30, 2004 (in millions, except for per share amounts):

          ----------------------------------------------------------------------
                                            Market Value
                                             Of Equity              Per Share
          ----------------------------------------------------------------------

          Plus 200 basis points                $5,569                $70.81

          Current Rate                         $5,906                $75.09

          Minus 100 basis points               $5,347                $67.97

Liquidity involves the Company's ability to raise funds to support asset growth or decrease assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company's liquidity needs are primarily met by growth in core deposits, its cash and federal funds sold position, cash flow from its amortizing investment and loan portfolios, as well as the use of short-term borrowings, as required. If necessary, the Company has the ability to raise liquidity through collateralized borrowings or Federal Home Loan Bank advances. As of June 30, 2004 the Company had in excess of $11.8 billion in immediately available liquidity which includes securities that could be used for collateralized borrowings, cash on hand, and borrowing capacities under existing lines of credit. During the first six months of 2004, deposit growth and short-term borrowings were used to fund growth in the loan portfolio and purchase additional investment securities.

Short-Term Borrowings
---------------------

Short-term borrowings, or other borrowed money, consist primarily of securities sold under agreements to repurchase and overnight lines of credit, and are used to meet short-term funding needs. At June 30, 2004, short-term borrowings aggregated $944.0 million and had an average rate of 1.68%, as compared to $311.5 million at an average rate of 0.77% at December 31, 2003. The increase in short-term borrowings primarily occurred towards the end of the second quarter, as the Company took advantage of an opportunity to purchase investments by pre-funding anticipated deposit growth. The Company anticipates the short-term borrowings will be paid down during the third quarter of 2004.

Interest Earning Assets
-----------------------

The Company's cash flow from deposit growth and repayments from its investment portfolio totaled approximately $6.0 billion for the first six months of 2004. This significant cash flow provides the Company with ongoing reinvestment opportunities as interest rates change. For the six month period ended June 30, 2004, interest earning assets increased $3.7 billion from $20.8 billion to $24.5 billion. This increase was primarily in investment securities and the loan portfolio as described below.

Loans
-----

During the first six months of 2004, loans increased $889.9 million from $7.4 billion to $8.3 billion. All segments of the loan portfolio experienced growth in the first six months of 2004, including loans secured by commercial real estate properties, commercial loans, and consumer loans.

The following table summarizes the loan portfolio of the Company by type of loan as of the dates shown.

                                                 June 30,         December 31,
                                         ---------------------------------------
                                                  2004                 2003
                                         ---------------------------------------
                                                       (in thousands)
Commercial:
   Term                                       $ 1,111,848           $ 1,027,526
   Line of credit                               1,046,104               959,158
   Demand                                                                 1,077
                                         ----------------- ---------------------
                                                2,157,952             1,987,761

Owner-occupied                                  1,805,336             1,619,079
                                         ----------------- ---------------------
                                                3,963,288             3,606,840

Consumer:
   Mortgages (1-4 family residential)           1,111,049               918,686
   Installment                                    134,710               138,437
   Home equity                                  1,573,454             1,405,795
   Credit lines                                    65,421                60,579
                                         ----------------- ---------------------
                                                2,884,634             2,523,497
Commercial real estate:
   Investor developer                           1,308,103             1,167,672
   Construction                                   174,431               142,567
                                         ----------------- ---------------------
                                                1,482,534             1,310,239
                                         ----------------- ---------------------
     Total loans                              $ 8,330,456           $ 7,440,576
                                         ================= =====================


Investments
-----------

In total, for the first six months of 2004, securities increased $2.8 billion from $13.3 billion to $16.1 billion. The available for sale portfolio increased $1.4 billion to $12.1 billion at June 30, 2004 from $10.7 billion at December 31, 2003, and the securities held to maturity portfolio increased $1.3 million to $3.8 billion at June 30, 2004 from $2.5 billion at year-end 2003. The portfolio of trading securities increased $11.6 million from year-end 2003 to $182.1 million at June 30, 2004. At June 30, 2004, the average life of the investment portfolio was approximately 5.19 years, and the duration was approximately 4.20 years. The yield on the total portfolio decreased slightly from 4.86% at December 31, 2003 to 4.79% at June 30, 2004.

The following table summarizes the book value of securities available for sale and securities held to maturity by the Company as of the dates shown.


                      ----------------------------------------------------- -----------------------------------------------------
                                        At June 30, 2004                                    At December 31, 2003
                      ----------------------------------------------------- -----------------------------------------------------
                                        Gross       Gross                                     Gross       Gross
                        Amortized    Unrealized   Unrealized    Market        Amortized    Unrealized   Unrealized    Market
                           Cost         Gains       Losses       Value           Cost         Gains       Losses       Value
                      ----------------------------------------------------- -----------------------------------------------------
U.S. Government
   agency and
   mortgage-backed       $12,172,873    $29,290    $(227,915)  $11,974,248     $10,528,396    $82,057     $(98,908)  $10,511,545
   obligations
Obligations of
   state and
   political
   subdivisions              104,281        548       (1,708)      103,121          30,223        821         (117)       30,927
Other                         44,874      8,861                     53,735          97,943     10,240                    108,183
                      ----------------------------------------------------- -----------------------------------------------------
Securities
   available             $12,322,028    $38,699    $(229,623)  $12,131,104     $10,656,562    $93,118     $(99,025)  $10,650,655
   for sale
                      ----------------------------------------------------- -----------------------------------------------------
U.S. Government
   agency and
   mortgage-backed        $3,424,051    $ 9,310     $(77,506)   $3,355,855      $2,193,577    $15,209     $(27,088)   $2,181,698
   obligations
Obligations of
   state and                 258,985                  (7,787)      251,198         227,199         30      (11,443)      215,786
   political
   subdivisions
Other                         89,168                                89,168          69,708                                69,708
                      ----------------------------------------------------- -----------------------------------------------------
Securities held to
   maturity               $3,772,204    $ 9,310     $(85,293)   $3,696,221      $2,490,484    $15,239     $(38,531)   $2,467,192
                      ----------------------------------------------------- -----------------------------------------------------


Gross gains and losses on securities sold during the second quarter of 2004 were $635 thousand and $0, respectively. For the first six months of 2004, gross gains and losses on securities sold amounted to $12.8 million and $11.8 million, respectively.

As of August 6, 2004, with the yield on the 10 year Treasury Note at 4.22%, the after-tax depreciation of the Company's available for sale portfolio was approximately $6.6 million.


Detailed below is information regarding the composition and characteristics of the Company's investment portfolio, excluding trading securities, as of June 30, 2004.


                                                            Average       Average        Average        Average
           Product Description               Amount          Yield       Book Price      Duration        Life
-------------------------------------------------------------------------------------------------------------------
                                         (in millions)                                         (in years)
Mortgage-backed Securities:
    Federal Agencies Pass Through
     Certificates (AAA Rated)                 $4,349             4.88%    $ 101.17          4.39           5.58

    Collateralized Mortgage
     Obligations (AAA Rated)                  10,226             4.85       100.84          4.04           4.97

U.S. Government agencies/Other                 1,328             4.01       100.24          4.79           5.56
                                         ---------------  ------------ --------------- ------------- --------------

                  Total                      $15,903             4.79%    $ 100.88          4.20           5.19
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

Net Income
----------

Net income for the second quarter of 2004 was $66.2 million, an increase of $20.9 million or 46% over the $45.3 million recorded for the second quarter of 2003. Net income for the first six months of 2004 totaled $128.2 million, an increase of $40.0 million or 45% from $88.2 million in the first six months of 2003. On a per share basis, diluted net income for the second quarter and first six months of 2004 was $0.79 and $1.54 per common share compared to $0.63 and $1.23 per common share for the same periods in 2003. Net income per share for the second quarter and first six months of 2004 reflects the addition of 5.0 million shares from the secondary offering in September 2003 and 3.8 million shares assuming conversion of the Convertible Trust Capital Securities.

Return on average assets (ROA) and return on average equity (ROE) for the second quarter of 2004 were 1.03% and 19.86%, respectively, compared to 0.98% and 17.91%, respectively, for the same 2003 period. ROA and ROE for the first six months of 2004 were 1.04% and 18.87%, respectively, compared to 1.00% and 17.92%, respectively, for the same 2003 period. The increases in both ROA and ROE are due to net income growth that has exceeded growth in average assets and average equity during the three month and six month periods ended June 30, 2004 as compared to the same periods in 2003. As noted above, net income has grown 46% and 45% during the second quarter and first six months of 2004, respectively, as compared to the same 2003 periods. Average assets and average equity have grown 40% and 32%, respectively, from June 30, 2003 to June 30, 2004.

Net Interest Income
-------------------

Net interest income totaled $244.7 million for the second quarter of 2004, an increase of $65.4 million or 36% from $179.3 million in the second quarter of 2003. Net interest income for the first six months of 2004 was $475.0 million, up $128.4 million or 37% from $346.6 million for the first six months of 2003. The increases in net interest income for the quarter and first six months of 2004 were due to the volume increases in interest earning assets resulting from the Company's strong, low-cost core deposit growth.

The increase in net interest income on a tax equivalent basis is shown below (in thousands).

                                                               Net Interest Income
                                       ---------------------------------------------------------------------

                                            Volume             Rate            Total               %
                  2004 vs. 2003            Increase           Change          Increase          Increase
         ---------------------------------------------------------------------------------------------------

         Quarter Ended June 30              $72,797          ($6,873)          $65,924             36%

         Six Months Ended June 30          $142,325         ($13,124)         $129,201             36%


The net interest margin for the second quarter of 2004 was 4.29% down 10 basis points from the 4.39% margin for the first quarter of 2004. The decrease in the margin was attributed primarily to a decrease in the yield on the investment portfolio of 10 basis points, which was caused by the spike in mortgage-backed security prepayments experienced in the second quarter.

The following table sets forth balance sheet items on a daily average basis for the three months ended June 30, 2004, March 31, 2004 and June 30, 2003 and presents the daily average interest earned on assets and paid on liabilities for such periods.


                                              Average Balances and Net Interest Income

                               -----------------------------------------------------------------------------------------------------
                                           June 2004                          March 2004                       June 2003
                               ----------------------------------  --------------------------------  -------------------------------
                                 Average                 Average     Average               Average     Average             Average
(dollars in thousands)           Balance      Interest    Rate       Balance     Interest   Rate       Balance   Interest    Rate
                               ----------------------------------  --------------------------------  -------------------------------
Earning Assets
-------------------------------
Investment securities
   Taxable                      $14,747,643   $  173,678    4.74%   $13,295,903  $ 159,648    4.83%   $10,026,080 $119,147     4.77%
   Tax-exempt                       290,200        4,465    6.19        256,628      3,860    6.05        192,892    3,689     7.67
   Trading                          174,578        2,075    4.78        161,701      2,065    5.14        158,297    2,389     6.05
                               ------------- --------------------  --------------------------------  -------------------------------
Total investment securities      15,212,421      180,218    4.76     13,714,232    165,573    4.86     10,377,269  125,225     4.84
Federal funds sold                   62,357          154    0.99        144,297        340    0.95         32,095       97     1.21
Loans
   Commercial mortgages           3,021,768       45,333    6.03      2,793,159     42,782    6.16      2,319,945   37,156     6.42
   Commercial                     1,961,351       25,477    5.22      1,878,353     24,535    5.25      1,552,400   21,587     5.58
   Consumer                       2,767,826       39,079    5.68      2,603,037     36,936    5.71      2,109,143   33,336     6.34
   Tax-exempt                       335,505        6,243    7.48        337,313      6,092    7.26        264,737    5,338     8.09
                               ------------- --------------------  --------------------------------  -------------------------------
Total loans                       8,086,450      116,132    5.78      7,611,862    110,345    5.83      6,246,225   97,417     6.26
                               ------------- --------------------  --------------------------------  -------------------------------
Total earning assets            $23,361,228     $296,504    5.10%   $21,470,391  $ 276,258    5.17%   $16,655,589 $222,739     5.36%
                               =============                       =============                     =============

Sources of Funds
-------------------------------
Interest-bearing liabilities
   Regular savings               $5,276,657     $ 10,216    0.78%    $4,492,847    $ 7,786    0.70%    $3,477,229  $ 6,754     0.78%
   Interest bearing demand        9,643,771       18,729    0.78      8,986,070     15,943    0.71      6,427,333   11,961     0.75
   Time deposits                  2,507,526       11,378    1.82      2,430,589     11,323    1.87      2,313,690   14,093     2.44
   Public funds                     856,683        2,886    1.35        968,513      3,320    1.38        878,005    3,294     1.50
                               ------------- ----------- --------  ------------ -------------------  ------------ -------- ---------
     Total deposits              18,284,637       43,209    0.95     16,878,019     38,372    0.91     13,096,257   36,102     1.11

   Other borrowed money             523,931        1,052    0.81        174,746        448    1.03        278,780      318     0.46
   Long-term debt                   200,000        3,020    6.07        200,000      3,020    6.07        200,000    3,020     6.06
                               ------------- ----------- --------  ------------ ---------- --------  ------------ -------- ---------
Total deposits and
interest-bearing
   liabilities                   19,008,568       47,281    1.00     17,252,765     41,840    0.98     13,575,037   39,440     1.17
Noninterest-bearing funds (net)   4,352,660                           4,217,626                         3,080,552
                               ------------- ----------- --------  ------------ ---------- --------  ------------ -------- ---------
Total sources to fund earning
assets                          $23,361,228       47,281    0.81    $21,470,391     41,840    0.78    $16,655,589   39,440     0.95
                               ============= ----------- --------  ============ ---------- --------  ============ -------- ---------

Net interest income and
   margin tax-equivalent basis                  $249,223    4.29%                $ 234,418    4.39%               $183,299     4.41%
                                             =========== ========               ========== ========               ======== =========

Other Balances
-------------------------------
Cash and due from banks          $1,163,942                          $1,007,182                          $945,600
Other assets                      1,419,098                           1,129,880                           994,784
Total assets                     25,822,157                          23,491,544                        18,498,841
Total deposits                   23,541,453                          21,478,730                        16,734,886
Demand deposits (noninterest-
     bearing)                     5,256,816                           4,600,711                         3,638,629
Other liabilities                   222,779                             253,890                           273,183
Stockholders' equity              1,333,994                           1,384,178                         1,011,992



Notes - Weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis assuming a federal tax rate of 35%.
      - Non-accrual loans have been  included in the average loan balance.
      - Investment securities includes investments available for sale.
      - Consumer loans include mortgage loans held for sale.

Noninterest Income
------------------

Noninterest income totaled $92.3 million for the second quarter of 2004, an increase of $8.9 million or 11% from $83.4 million in the second quarter of 2003. Noninterest income for the first six months of 2004 increased to $178.5 million from $159.4 million in the first six months of 2003, a 12% increase. During the second quarter and first six months of 2004, the increases of 11% and 12%, respectively, were primarily due to increased deposit charges and services fees, which rose $13.9 million, or 36%, and $24.6 million, or 33%, over the second quarter and first six months of 2003, respectively.

The increases in deposit charges and services fees are attributable to the Company's 35% deposit growth rate during this same period. These increases were offset by decreases in both Commerce Capital Markets, Inc. (CCMI) revenues and loan brokerage fees, which decreased in total by $6.9 million, or 40%, and $12.0 million, or 34%, during the second quarter and first six months of 2004, respectively, compared to the same periods in 2003. The decrease in CCMI revenues was related primarily to volatility in interest rates during the second quarter of 2004 and the resulting impact on the trading and sales function. The decrease in loan brokerage fees resulted from declines in mortgage refinancing activity during 2004.


                                                    Three Months Ended                      Six Months Ended
                                            ------------------------------------  --------------------------------------
                                             6/30/04     6/30/03    % Increase     6/30/04      6/30/03     % Increase
                                            ------------------------------------  --------------------------------------
                                                 (Dollars in thousands)                 (Dollars in thousands)
Deposit charges & service fees                $52,717     $38,765          36%       $98,198      $73,607          33%
Other operating income:
   Insurance                                   18,570      17,190           8         36,906       33,245          11
   Capital Markets                              6,622       9,695         (32)        16,349       19,698         (17)
   Loan Brokerage Fees                          3,725       7,545         (51)         6,778       15,468         (56)
   Other                                       10,006       8,958          12         19,217       16,337          18
                                            ----------  ----------   ---------    -----------  -----------  ----------
     Total other                               38,923      43,388         (10)        79,250       84,748          (6)
                                            ----------  ----------   ---------    -----------  -----------  ----------
Net investment securities gains                   635       1,217         (48)         1,059        1,081          (2)
                                            ----------  ----------   ---------    -----------  -----------  ----------
Total non-interest income                     $92,275     $83,370          11%      $178,507     $159,436          12%
                                            ==========  ==========   =========    ===========  ===========  ==========

Noninterest Expense
-------------------

For the second quarter of 2004, noninterest expense totaled $226.3 million, an increase of $38.6 million or 21% over the same period in 2003. For the first six months of 2004, noninterest expense totaled $438.5 million, an increase of $78.7 million or 22% over $359.8 million for the first six months of 2003. Contributing to this increase was new branch activity over the past twelve months, with the number of branches increasing from 243 at June 30, 2003 to 289 at June 30, 2004. With the addition of these new offices, staff, facilities, and related expenses rose accordingly. Other noninterest expenses rose $7.3 million during the second quarter of 2004 over the same period in 2003 and $16.5 million during the first six months of 2004 over the same period in 2003. These increases resulted primarily from higher bank card-related service charges, increased business development expenses, and increased provisions for non-credit-related losses.

The Company continued to experience positive operating leverage in the second quarter, as revenue growth of 28% exceeded non-interest expense growth of 21%. One important factor influencing the growth in non-interest expenses is that the Company absorbed significant start-up expenses related to the New York City and Long Island markets in prior years. As a result, the impact of the growth in non-interest expenses in these markets is declining in 2004.

The Company's operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 67.5% for the first six months of 2004 as compared to 71.3% for the same 2003 period. This improvement in the operating efficiency ratio is due to the positive operating leverage ratio discussed above. The Company's efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

Loan and Asset Quality
----------------------

Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at June 30, 2004 were $30.4 million, or 0.11% of total assets compared to $23.6 million or 0.10% of total assets at December 31, 2003 and $24.1 million or 0.12% of total assets at June 30, 2003.

Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at June 30, 2004 were $29.7 million or 0.36% of total loans compared to $21.7 million or 0.29% of total loans at December 31, 2003 and $22.5 million or 0.35% of total loans at June 30, 2003. At June 30, 2004, loans past due 90 days or more and still accruing interest amounted to $318 thousand compared to $538 thousand at December 31, 2003 and $434 thousand at June 30, 2003. Additional loans considered as potential problem loans by the Company's internal loan review department ($38.1 million at June 30, 2004) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

The increase in commercial non-accrual loans during 2004 is the result of four credits that experienced difficulties in the first quarter of 2004 and were in the process of collection and/or liquidation at the end of the second quarter. This increase in commercial non-accrual loans has led to the overall increase in non-performing assets noted during the first six months of 2004. Total non-performing assets and loans past due 90 days or more decreased slightly from March 31, 2004 to June 30, 2004 primarily as a result of collections on existing commercial non-accrual loans.

The following summary presents information regarding non-performing loans and assets as of June 30, 2004 and the preceding four quarters (dollar amounts in thousands).




                                               June 30,         March 31,    December 31,   September 30,    June 30,
                                                 2004              2004          2003           2003           2003
                                           ---------------------------------------------------------------------------
Non-accrual loans:
   Commercial                                    $17,382         $19,701       $ 6,867        $ 7,295        $ 7,049
   Consumer                                       11,675           9,984         9,242          8,295          9,517
   Commercial real estate:
     Construction                                                                  138
     Mortgage                                        675             810         5,494          7,502          5,970
                                           ---------------------------------------------------------------------------
         Total non-accrual loans                  29,732          30,495        21,741         23,092         22,536
                                           ---------------------------------------------------------------------------
Restructured loans:
   Commercial                                          1               1             1              2              3
   Consumer
   Commercial real estate:
     Construction
     Mortgage
                                           ---------------------------------------------------------------------------
         Total restructured loans                      1               1             1              2              3
                                           ---------------------------------------------------------------------------
Total non-performing loans                        29,733          30,496        21,742         23,094         22,539
                                           ---------------------------------------------------------------------------
Other real estate                                    653           1,890         1,831          1,670          1,540
                                           ---------------------------------------------------------------------------
Total non-performing assets                       30,386          32,386        23,573         24,764         24,079
                                           ---------------------------------------------------------------------------
Loans past due 90 days or more
   and still accruing                                318             696           538            649            434
                                           ---------------------------------------------------------------------------
Total non-performing assets and
   loans past due 90 days or more                $30,704         $33,082       $24,111        $25,413        $24,513
                                           ===========================================================================

Total non-performing loans as a
   percentage of total period-end loans            0.36%           0.39%         0.29%          0.34%          0.35%

Total non-performing assets as a
   percentage of total period-end assets           0.11%           0.13%         0.10%          0.12%          0.12%

Total non-performing assets and loans
   past due 90 days or more as a
   percentage of total period-end assets           0.11%           0.13%         0.11%          0.12%          0.12%

Allowance for loan losses as a percentage
   of total non-performing loans                    419%            385%          515%           449%           441%

Allowance for loan losses as a percentage
   of total period-end loans                       1.50%           1.51%         1.51%          1.52%          1.56%

Total non-performing assets and loans
   past due 90 days or more as a
   percentage of stockholders' equity and
   allowance for loan losses                          2%              2%            2%             2%             2%


The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data (dollar amounts in thousands).

                                                                                                           Year
                                              Three Months Ended              Six Months Ended             Ended
                                            06/30/04        06/30/03       06/30/04       06/30/03        12/31/03
                                          ------------    -----------    ------------   ------------    ------------
Balance at beginning of period               $117,329        $94,731        $112,057        $90,733         $90,733
Provisions charged to operating expenses       10,748          6,900          20,248         13,800          31,850
                                          ------------    -----------    ------------   ------------    ------------
                                              128,077        101,631         132,305        104,533         122,583

Recoveries on loans charged-off:
   Commercial                                     104            141             260            345             669
   Consumer                                       101            146             371            277             584
   Commercial real estate                           1              -              48              -              11
                                          ------------    -----------    ------------   ------------    ------------
Total recoveries                                  206            287             679            622           1,264

Loans charged-off:
   Commercial                                  (2,587)        (1,197)         (4,880)        (3,065)         (5,601)
   Consumer                                    (1,004)        (1,390)         (1,776)        (2,755)         (5,950)
   Commercial real estate                          (4)           (13)         (1,640)           (17)           (239)
                                          ------------    -----------    ------------   ------------    ------------
Total charge-offs                              (3,595)        (2,600)         (8,296)        (5,837)        (11,790)
                                          ------------    -----------    ------------   ------------    ------------
Net charge-offs                                (3,389)        (2,313)         (7,617)        (5,215)        (10,526)
                                          ------------    -----------    ------------   ------------    ------------

Balance at end of period                     $124,688        $99,318        $124,688        $99,318        $112,057
                                          ============    ===========    ============   ============    ============

Net charge-offs as a percentage of
   average loans outstanding                     0.17%          0.15%           0.19%          0.17%           0.16%

Net reserve additions                         $ 7,359        $ 4,587         $12,631         $8,585         $21,324

During the first six months of 2004, there was an increase in commercial and commercial real estate loan charge-offs. These increases are related to a large credit that experienced difficulties during the first quarter of 2004 and another credit with both a real estate as well as a commercial component. The real estate component of this credit was sold and resulted in a $1.5 million charge-off. Consumer loan charge-offs continued to decrease during the first six months of 2004, Consumer loan charge-offs during 2003 reflect charge-offs which arose as a result of attempts to defraud the Company and several other financial institutions and mortgage companies. The net reserve additions for the first six months and second quarter of 2004 are reflective of the increases in the non-performing assets since December 31, 2003 and increases in the overall loan portfolio.

The Company considers the allowance for loan losses of $124.7 million adequate to cover probable losses inherent in the loan portfolio at June 30, 2004. The Company's determination of the level of the allowance for loan losses rests upon various judgments and assumptions surrounding the risk characteristics included in the loan portfolio. Such risk characteristics include changes in levels and trends of charge-offs, delinquencies, and nonaccrual loans, trends in volume and terms of loans, changes in underwriting standards and practices, portfolio mix, tenure of loan officers and management, entrance into new geographic markets, changes in credit concentrations, and national and local economic trends and conditions, and other relevant factors, all of which may be susceptible to significant change.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

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

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.

During the quarter ended June 30, 2004, there has not occurred any significant change in Internal Controls that has materially affected or is reasonably likely to materially affect Internal Controls.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

On June 29, 2004 the U.S. Attorney General indicted two officers of the Company's Philadelphia bank subsidiary in connection with its investigation of certain Philadelphia city government officials. The Company confirms that neither it, nor any of its subsidiaries or other officers and employees are targets of the investigation. The Company has fully cooperated with this investigation and believes it will have no material negative financial impact on the Company.

During July 2004, class action complaints were filed in the United States District Court for the District of New Jersey and the Eastern District of Pennsylvania against the Company and certain Company (or subsidiary) current and former officers and directors. The complaints allege that the defendants violated the federal securities laws, specifically Sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company's securities during various periods. The Company believes that the complaints against it are without merit and intends to vigorously defend itself.


Item 2. Changes in Securities, Use of Proceeds and Purchases of Certain Equity
------------------------------------------------------------------------------
Securities by the Issuer and Others
-----------------------------------

There were no purchases of equity securities by the Company during the second quarter of 2004.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The Annual Meeting of the Registrant's Shareholders was held on June 11, 2004. Proxies representing 70,951,587 shares were received (total shares outstanding as of the record date were 77,907,957). The items of business acted upon at the Annual Meeting were (i) the election of 13 directors for one year terms; (ii) approval of the Commerce Bancorp, Inc.'s 2004 Employee Stock Option Plan; (iii) approval of the amendment to Bancorp's Restated Certificate of Incorporation to increase the number of shares of Common Stock that Bancorp is authorized to issue by 350,000,000 shares; and (iv) approval of the appointment of Ernst & Young LLP as Bancorp's independent auditors for the fiscal year ending December 31, 2004. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes was as follows:

(i) Election of directors:

Name of                                                   (Withhold Authority)
Nominee                                  For                     Against
-------                                  ---                     -------

Vernon W. Hill, II                  69,187,219                 1,764,368
Robert C. Beck                      64,560,038                 6,391,549
Jack R Bershad                      65,585,542                 5,366,045
Joseph E. Buckelew                  69,073,581                 1,878,006
Donald T. DiFrancesco               64,468,447                 6,483,140
John P. Ferguson                    70,034,043                   917,544
Morton N. Kerr                      66,435,444                 4,516,143
Steven M. Lewis                     69,277,641                 1,673,946
George E. Norcross, III             68,958,279                 1,993,308
Joseph J. Plumeri, II               70,024,804                   926,783
Daniel J. Ragone                    67,905,369                 3,046,218
William A. Schwartz, Jr.            70,034,493                   917,094
Joseph T. Tarquini, Jr.             68,144,986                 2,806,601

(ii) Approval of Commerce Bancorp, Inc.'s 2004 Employee Stock Option:

                                                               Broker
       For               Against             Abstain          Non-Vote
       ---               -------             -------          --------

   28,378,564          21,971,757            284,459         27,273,177

(iii)   Approval  of  the  amendment  to  Bancorp's   Restated   Certificate  of
Incorporation to increase the number of shares of Common Stock that Bancorp is authorized to issue by 350,000,000 shares:

                                                                Broker
       For                Against             Abstain          Non-Vote
       ---                -------             -------          --------
   52,451,292           18,288,419            211,876         6,956,370

(iv) Approval of the appointment of Ernst & Young LLP as Bancorp's independent auditors for the fiscal year ending December 31, 2004:

                                                                Broker
        For               Against             Abstain          Non-Vote
        ---               -------             -------          --------
    70,146,667            631,760             173,161         6,956,369

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

Exhibits
--------


Exhibit 3.2       By-laws of the Company, as amended.

Exhibit 10.37     The Company's 2004 Employee Stock Option Plan.

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


Reports on Form 8-K
-------------------

On April 13, 2004, we filed a Current Report on Form 8-K which included as exhibits a press release, issued by us on April 13, 2004, announcing our results for the first quarter of 2004 and certain supplemental information.

On June 2, 2004, we filed a Current Report on Form 8-K, which included certain questions and answers regarding corporate information.

On June 29, 2004, we filed a Current Report on Form 8-K, which announced the indictment of two officers of the Company in connection with the U.S. Attorney General's investigation of certain Philadelphia government officials.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           COMMERCE BANCORP, INC.
                                        ----------------------------
                                                 (Registrant)






  AUGUST 9, 2004                               /s/ DOUGLAS J. PAULS
-------------------                    ----------------------------------
     (Date)                                      DOUGLAS J. PAULS
                                             SENIOR VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)