Form 10-Q
period 2004-09-30
COMMERCE BANCORP INC /NJ/
filed 2004-11-08
CIK 715096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

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

                        Yes X                                No __
                           --

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock                                 79,334,532
--------------------------------------------------------------------------------
   (Title of Class)                        (No. of Shares Outstanding
                                             as of November 1, 2004)




                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                       Page
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets (unaudited)
              September 30, 2004 and December 31, 2003...................................................1

              Consolidated Statements of Income (unaudited) Three months ended
              September 30, 2004 and September 30, 2003 and
              nine months ended September 30, 2004 and September 30, 2003................................2

              Consolidated Statements of Cash Flows (unaudited)
              Nine months ended September 30, 2004 and September 30, 2003................................3

              Consolidated Statement of Changes in Stockholders' Equity (unaudited)
              Nine months ended September 30, 2004.......................................................4

              Notes to Consolidated Financial Statements (unaudited).....................................5

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation........................................................10

Item 3.       Quantitative and Qualitative Disclosures about Market Risk................................22

Item 4.       Controls and Procedures...................................................................22

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.........................................................................23

Item 6.       Exhibits..................................................................................23





PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                                                        COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                                              CONSOLIDATED BALANCE SHEETS
                                                                     (unaudited)

                  ------------------------------------------------------------------------------------------------
                                                                                  September 30,    December 31,
                                                                                 ---------------------------------
                  (dollars in thousands)                                              2004             2003
                  ------------------------------------------------------------------------------------------------
Assets            Cash and due from banks                                          $  1,069,318    $    910,092
                  Federal funds sold                                                    255,000
                                                                                 ---------------  --------------
                       Cash and cash equivalents                                      1,324,318         910,092
                  Loans held for sale                                                    36,740          42,769
                  Trading securities                                                    245,258         170,458
                  Securities available for sale                                      12,692,985      10,650,655
                  Securities held to maturity                                         4,080,134       2,490,484
                      (market value 09/04-$4,069,903; 12/03-$2,467,192)
                  Loans                                                               8,910,967       7,440,576
                       Less allowance for loan losses                                   131,529         112,057
                                                                                 ---------------  --------------
                                                                                      8,779,438       7,328,519
                  Bank premises and equipment, net                                      963,459         811,451
                  Other assets                                                          309,149         307,752
                                                                                 ---------------  --------------
                                                                                   $ 28,431,481    $ 22,712,180
                                                                                 ===============  ==============

Liabilities       Deposits:
                       Demand:
                         Noninterest-bearing                                       $  6,047,322    $  4,574,714
                         Interest-bearing                                            10,886,783       8,574,297
                       Savings                                                        6,104,644       4,222,282
                       Time                                                           3,202,883       3,330,107
                                                                                 ---------------  --------------
                           Total deposits                                            26,241,632      20,701,400
                  Other borrowed money                                                  165,853         311,510
                  Other liabilities                                                     274,377         221,982
                  Long-term debt                                                        200,000         200,000
                                                                                 ---------------  --------------
                                                                                     26,881,862      21,434,892

Stockholders'     Common stock, 79,435,506 shares
Equity                 issued (76,869,415 shares at December 31, 2003)                   79,436          76,869
                  Capital in excess of par value                                        967,296         866,095
                  Retained earnings                                                     501,477         347,365
                  Accumulated other comprehensive income (loss)                          12,748          (3,702)
                                                                                 ---------------  --------------
                                                                                      1,560,957       1,286,627

                  Less treasury stock, at cost, 397,805 shares
                        (363,076 shares at December 31, 2003)                            11,338           9,339
                                                                                 ---------------  --------------
                           Total stockholders' equity                                 1,549,619       1,277,288
                                                                                 ---------------  --------------

                                                                                   $ 28,431,481    $ 22,712,180
                                                                                 ===============  ==============
                             See accompanying notes.






                                                 COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF INCOME
                                                               (unaudited)

              ---------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                 September 30,
                                                             ----------------------------------------------------------
       (dollars in thousands, except per share  amounts)           2004           2003           2004           2003
              ---------------------------------------------------------------------------------------------------------
Interest      Interest and fees on loans                         $124,698       $ 98,889       $346,858      $ 287,558
income        Interest on investments                             195,968        134,984        537,396        371,743
              Other interest                                          148             28            642            205
                                                             -------------   ------------   ------------   ------------
                       Total interest income                      320,814        233,901        884,896        659,506
                                                             -------------   ------------   ------------   ------------

Interest      Interest on deposits:
expense            Demand                                          24,539         12,090         59,211         36,448
                   Savings                                         12,408          6,890         30,410         19,999
                   Time                                            14,210         16,682         43,117         50,915
                                                             -------------   ------------   ------------   ------------
                       Total interest on deposits                  51,157         35,662        132,738        107,362
              Interest on other borrowed money                      2,255          1,110          3,755          2,342
              Interest on long-term debt                            3,020          3,020          9,060          9,060
                                                             -------------   ------------   ------------   ------------
                       Total interest expense                      56,432         39,792        145,553        118,764
                                                             -------------   ------------   ------------   ------------

              Net interest income                                 264,382        194,109        739,343        540,742
              Provision for loan losses                            10,750          7,250         30,998         21,050
                                                             -------------   ------------   ------------   ------------
              Net interest income after provision for
                   loan losses                                    253,632        186,859        708,345        519,692

Noninterest   Deposit charges and service fees                     57,081         41,500        155,279        115,107
income        Other operating income                               42,089         41,976        121,339        126,724
              Net investment securities gains                         943          1,682          2,002          2,763
                                                             -------------   ------------   ------------   ------------
                       Total noninterest income                   100,113         85,158        278,620        244,594
                                                             -------------   ------------   ------------   ------------

Noninterest   Salaries and benefits                               114,467         92,732        315,917        261,152
expense       Occupancy                                            31,689         24,760         87,748         67,943
              Furniture and equipment                              27,987         21,770         79,167         63,552
              Office                                               11,082          9,906         32,922         28,325
              Marketing                                             8,994          9,412         26,968         23,886
              Other                                                52,943         38,732        142,945        112,253
                                                             -------------   ------------   ------------   ------------
                       Total noninterest expenses                 247,162        197,312        685,667        557,111
                                                             -------------   ------------   ------------   ------------

              Income before income taxes                          106,583         74,705        301,298        207,175
              Provision for federal and state income taxes         36,493         25,231        102,998         69,494
                                                             -------------   ------------   ------------   ------------
              Net income                                         $ 70,090       $ 49,474       $198,300      $ 137,681
                                                             =============   ============   ============   ============

              Net  income per common and common equivalent share:
                       Basic                                      $  0.89        $  0.70        $  2.54        $  1.98

                       Diluted                                    $  0.84        $  0.67        $  2.38        $  1.90
              Average common and common equivalent
                   shares outstanding:
                       Basic                                       78,625         70,787         77,925         69,442
                       Diluted                                     86,045         73,926         85,932         72,614
              Cash dividends, common stock                        $  0.19        $  0.17        $  0.57        $  0.50


                             See accompanying notes.






                                                        COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (unaudited)

                  ----------------------------------------------------------------------------------------------------
                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                       -------------------------------
                  (dollars in thousands)                                                       2004             2003
                  ----------------------------------------------------------------------------------------------------
Operating         Net income                                                             $   198,300        $ 137,681
activities        Adjustments to reconcile net income to net cash
                     provided by operating activities:
                       Provision for loan losses                                              30,998           21,050
                       Provision for depreciation, amortization and accretion                 97,203           97,667
                       Gain on sales of securities available for sale                         (2,002)          (2,763)
                       Proceeds from sales of loans held for sale                            567,653        1,276,649
                       Originations of loans held for sale                                  (561,624)      (1,274,325)
                       Net (increase) decrease in trading securities                         (74,800)         106,046
                       Increase in other assets, net                                         (11,605)         (18,725)
                       Increase (decrease) in other liabilities                               55,195          (56,632)
                  ----------------------------------------------------------------------------------------------------
                             Net cash provided by operating activities                       299,318          286,648

Investing         Proceeds from the sales of securities available for sale                 1,917,794        3,407,875
activities        Proceeds from the maturity of securities available for sale              3,044,415        4,094,192
                  Proceeds from the maturity of securities held to maturity                  644,684          498,010
                  Purchase of securities available for sale                               (7,005,159)     (10,279,232)
                  Purchase of securities held to maturity                                 (2,237,022)      (1,837,448)
                  Net increase in loans                                                   (1,481,917)      (1,009,670)
                  Capital expenditures                                                      (217,244)        (222,539)
                  ----------------------------------------------------------------------------------------------------
                             Net cash used by investing activities                        (5,334,449)      (5,348,812)

Financing         Net increase in demand and savings deposits                              5,667,456        4,381,561
activities        Net (decrease) increase in time deposits                                  (127,224)         624,695
                  Net decrease in other borrowed money                                      (145,657)        (235,792)
                  Issuance of common stock                                                         -          208,825
                  Dividends paid                                                             (44,187)         (34,063)
                  Proceeds from issuance of common stock under
                     dividend reinvestment and other stock plans                             100,954           82,506
                  Other                                                                       (1,985)          (1,306)
                  ----------------------------------------------------------------------------------------------------
                             Net cash provided by financing activities                     5,449,357        5,026,426

                  Increase (decrease) in cash and cash equivalents                           414,226          (35,738)
                  Cash and cash equivalents at beginning of year                             910,092          811,434
                  ----------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of period                             $ 1,324,318        $ 775,696
                  ====================================================================================================

                  Supplemental disclosures of cash flow information:
                    Cash paid during the period for:
                       Interest                                                          $   145,550        $ 119,894
                       Income taxes                                                           93,432           45,693



                             See accompanying notes.





                                                   COMMERCE BANCORP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                  (unaudited)

Nine months ended September 30, 2004
(in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                               Capital in                            Accumulated
                                                               Excess of                                Other
                                                     Common       Par        Retained   Treasury    Comprehensive
                                                      Stock      Value       Earnings     Stock     Income (Loss)      Total
-----------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2003                         $76,869     $866,095    $347,365   $ (9,339)        $ (3,702)  $1,277,288
Net income                                                                     198,300                                  198,300
   Other comprehensive income (loss), net of tax
     Unrealized loss on securities (pre-tax $9,591)                                                         (6,823)      (6,823)
     Reclassification adjustment (pre-tax $35,804)                                                          23,273       23,273
                                                                                                                    ---------------
   Other comprehensive income                                                                                            16,450
                                                                                                                    ---------------
Total comprehensive income                                                                                              214,750
Cash dividends paid                                                            (44,187)                                 (44,187)
Shares issued under dividend reinvestment
   and compensation and benefit plans (2,567 shares)    2,567       98,387                                              100,954
Other                                                                2,814          (1)    (1,999)                          814
-----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2004                        $79,436     $967,296    $501,477   $(11,338)     $    12,748   $1,549,619
===================================================================================================================================


                             See accompanying notes.


                     COMMERCE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A.   Consolidated Financial Statements

The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements were prepared in accordance with the accounting policies set forth in note 1 (Significant Accounting Policies) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature.

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 2003. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

C.   Bank Premises and Equipment

In accordance with U.S. generally accepted accounting principles, when capitalizing costs for branch construction, the Company includes the costs of purchasing the land, developing the site, constructing the building (or leasehold improvements if the property is leased), and furniture, fixtures and equipment necessary to equip the branch. All other pre-opening and post-opening costs related to branches are expensed as incurred. As of September 30, 2004 and December 31, 2003, Bank premises and equipment in progress was $91.1 million and $87.2 million, respectively.

D.       Commitments and Other

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments.
Management does not anticipate any material losses as a result of these transactions. In accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), the Company defers the fees associated with standby letters of credit and records them in "Other liabilities" on the consolidated balance sheet. These fees are immaterial to the Company's consolidated financial statements at September 30, 2004.

The Company makes investments directly in low-income housing tax credit (LIHTC) operating partnerships, private venture capital funds and Small Business Investment Companies (SBIC). The Company has determined these entities do not meet the consolidation criteria of FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" (FIN 46R). At September 30, 2004 and December 31, 2003, the Company's investment in these entities totaled $44.9 million and $30.1 million, respectively.

E.   Comprehensive Income (Loss)

Total comprehensive income (loss), which for the Company included net income and changes in unrealized gains and losses on the Company's available for sale securities, amounted to $204.8 million and $(3.5) million, respectively, for the three months ended September 30, 2004 and 2003. For the nine months ended September 30, 2004 and 2003, total comprehensive income was $214.8 million and $60.6 million, respectively.

F.   New Accounting Standards

In September 2004, the EITF reached a consensus on Issue 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." Issue 04-8 addresses the effect of contingently convertible debt instruments (Co-Cos) on diluted EPS. The EITF defines Co-Cos as instruments that are convertible into common stock if one or more specified contingencies occur and at least one of the contingencies is based on the market price of the Company's common stock (market price contingency). Issue 04-8 requires that Co-Cos be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger has been met. This consensus must be applied by restating all periods during which the Co-Co was outstanding. Issue 04-8 is expected to be effective for interim or annual reporting periods ending after December 15, 2004. The Company has determined that its Convertible Trust Capital Securities meet the contingency requirements of Issue 04-8 and plans to adopt Issue 04-8 when it is effective, currently anticipated to be the fourth quarter of 2004. The adoption will require the Company to restate its prior diluted EPS calculations using the if-converted method for the periods since March 2002, which is when the Convertible Trust Capital Securities were issued. When adopted, the if-converted method will decrease previously reported diluted EPS by $0.03 and $0.01 per share for the years ended 2003 and 2002, respectively.

In March 2004, the EITF reached a consensus on Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." Issue 03-1 provides guidance that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. Issue 03-1 also includes accounting considerations subsequent to recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In September 2004, the FASB deferred the implementation date of the provisions that relate to measurement and recognition of other-than-temporary impairments. The disclosure requirements of Issue 03-1 were effective for fiscal years ending after December 15, 2003. The Company is continuing to evaluate the impact of the measurement and recognition provisions of Issue 03-1 but does not expect it to have a material impact on the results of operations of the Company.

G.   Legal Proceedings

During July and August 2004, six class action complaints were filed in the United States District Court for the District of New Jersey and the Eastern District of Pennsylvania against the Company and certain Company (or subsidiary) current and former officers and directors. All class action complaints have been consolidated in the United States District Court for the District of New Jersey, Camden Division. The complaints, which contain virtually the same factual allegations and causes of action, allege that the defendants violated the federal securities laws, specifically Sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company's securities during various periods. The Company believes these class action complaints are without merit. No accrual for a loss contingency has been recorded, as the risk of loss is considered remote.

H.   Stock-Based Compensation

The Company follows APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations to account for its stock-based compensation plans. If the Company had accounted for stock options under the fair value provisions of FAS 123, "Accounting for Stock-Based Compensation", net income and net income per share would have been as follows (in thousands, except per share amounts):




-------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                Nine Months Ended
                                                           September 30,                    September 30,
-------------------------------------------------------------------------------------------------------------------
                                                        2004             2003            2004             2003
-------------------------------------------------------------------------------------------------------------------

Reported net income                                    $  70,090       $  49,474       $   198,300      $   137,681
Less:  Stock option compensation expense
   determined under fair value method, net of tax         (3,090)         (2,684)           (9,600)          (7,297)
                                                       ---------       ---------       -----------      -----------
Pro forma net income, basic                            $  67,000       $  46,790       $   188,700      $   130,384
                                                                       ===========                      ===========
Add:  Interest expense on Convertible Trust
   Capital Securities, net of tax                          1,963                             5,889
                                                       -----------                     -----------
Pro forma net income, diluted                          $  68,963                         $ 194,589
                                                       ===========                     ===========

Reported net income per share:
   Basic                                               $    0.89       $    0.70       $       2.54      $     1.98
   Diluted                                             $    0.84       $    0.67       $       2.38      $     1.90

Pro forma net income per share:
   Basic                                               $    0.85       $    0.66       $       2.42      $     1.88
   Diluted                                             $    0.80       $    0.63       $       2.26      $     1.80
-------------------------------------------------------------------------------------------------------------------




The fair value of options granted in 2004 and 2003 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3.09% and 3.00%, dividend yields of 1.33% and 1.50%, volatility factors of the expected market price of the Company's common stock of .255 and .304 and weighted average expected lives of the options of 5.27 and 5.22 years.

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




Selected segment information is as follows (in thousands):

-------------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                       Three Months Ended
                                                 September 30, 2004                       September 30, 2003
-------------------------------------------------------------------------------------------------------------------------
                                        Community      Parent/                   Community      Parent/
                                          Banks         Other        Total         Banks         Other        Total
-------------------------------------------------------------------------------------------------------------------------
Net interest income                   $    266,351  $   (1,969)  $    264,382  $   195,715   $    (1,606) $   194,109
Provision for loan losses                   10,750                     10,750        7,250                      7,250
                                      -----------------------------------------------------------------------------------
Net interest income after provision        255,601      (1,969)       253,632      188,465        (1,606)     186,859
Noninterest income                          67,167      32,946        100,113       58,384        26,774       85,158
Noninterest expense                        221,704      25,458        247,162      175,547        21,765      197,312
                                      -----------------------------------------------------------------------------------
Income before income taxes                 101,064       5,519        106,583       71,302         3,403       74,705
Income tax expense                          34,472       2,021         36,493       24,068         1,163       25,231
                                      -----------------------------------------------------------------------------------
Net income                            $      66,592 $    3,498   $      70,090 $    47,234   $     2,240  $    49,474
                                      ===================================================================================

Average assets (in millions)          $      25,203 $    2,191   $      27,394 $    18,965   $     1,753  $    20,718
                                      ===================================================================================



-------------------------------------------------------------------------------------------------------------------------
                                                  Nine Months Ended                        Nine Months Ended
                                                 September 30, 2004                       September 30, 2003
-------------------------------------------------------------------------------------------------------------------------
                                        Community      Parent/                   Community      Parent/
                                          Banks         Other        Total         Banks         Other        Total
-------------------------------------------------------------------------------------------------------------------------
Net interest income                   $   744,572   $    (5,229) $   739,343   $   544,673   $    (3,931) $   540,742
Provision for loan losses                  30,998                     30,998        21,050                     21,050
                                      -----------------------------------------------------------------------------------
Net interest income after provision       713,574        (5,229)     708,345       523,623        (3,931)     519,692
Noninterest income                        192,136        86,484      278,620       164,388        80,206      244,594
Noninterest expense                       614,212        71,455      685,667       491,133        65,978      557,111
                                      -----------------------------------------------------------------------------------
Income before income taxes                291,498         9,800      301,298       196,878        10,297      207,175
Income tax expense                         99,596         3,402      102,998        66,360         3,134       69,494
                                      -----------------------------------------------------------------------------------
Net income                            $   191,902   $     6,398  $   198,300   $   130,518   $     7,163  $   137,681
                                      ===================================================================================

Average assets (in millions)          $    23,471   $     2,104  $    25,575   $    16,905   $     1,792  $    18,697
                                      ===================================================================================





J.   Net Income Per Share

The calculation of net income per share follows (in thousands, except for per share amounts):

-------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended        Nine Months Ended
                                                                    September 30,            September 30,
-------------------------------------------------------------------------------------------------------------
                                                                   2004        2003        2004        2003
-------------------------------------------------------------------------------------------------------------

Basic:
Net income available to common shareholders - basic              $ 70,090    $ 49,474    $198,300    $137,681
                                                                 ========    ========    ========    ========

Average common shares outstanding                                  78,625      70,787      77,925      69,442
                                                                 ========    ========    ========    ========

Net income per common share - basic                              $   0.89    $   0.70    $   2.54    $   1.98
                                                                 ========    ========    ========    ========


Diluted:
Net income                                                       $ 70,090    $ 49,474    $198,300    $137,681
Add interest expense on Convertible Trust Capital Securities,
   net of tax                                                       1,963                  5,889
                                                                 --------    --------    --------    --------
Net income available to common shareholders - diluted            $ 72,053    $ 49,474    $204,189    $137,681
                                                                 ========    ========    ========    ========


Average common shares outstanding                                  78,625      70,787      77,925      69,442
Additional shares considered in diluted computation assuming:
   Exercise of stock options                                        3,629       3,139       4,216       3,172
   Conversion of Convertible Trust Capital Securities               3,791                   3,791
                                                                 --------    --------    --------    --------
Average common shares outstanding - diluted                        86,045      73,926      85,932      72,614
                                                                 ========    ========    ========    ========

Net income per common share - diluted                            $   0.84    $   0.67    $   2.38    $   1.90
                                                                 ========    ========    ========    ========



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
--------------------------------------------------------------------------------

Executive Summary
-----------------

During the first nine months of 2004, the Company experienced strong deposit growth and positive operating leverage as year over year revenue growth of 30% exceeded non-interest expense growth of 23% during the same period. Total assets grew to $28.4 billion, an increase of 33% over September 30, 2003, while total deposits grew 34%. Net income increased 42% to $70.1 million and 44% to $198.3 million during the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003. Diluted net income per share increased by 25% to $.84 and $2.38 during the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003 despite the addition of
5.0 million shares from the Company's  secondary  offering in September 2003 and
3.8 million shares assuming conversion of the Company's Convertible Trust Capital Securities.

The Company has identified two critical accounting policies: the policies related to the allowance for loan losses and capitalization of branch costs. The foregoing critical accounting policies are more fully described in the Company's annual report on Form 10-K for the year ended December 31, 2003. During the first nine months of 2004, there were no material changes to the estimates or methods by which estimates are derived with regard to the critical accounting policies.

Capital Resources
-----------------

At September 30, 2004, stockholders' equity totaled $1.5 billion or 5.45% of total assets, compared to $1.3 billion or 5.62% of total assets at December 31, 2003.

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

The table below presents Commerce Bancorp and Commerce N.A.'s risk-based and leverage ratios at September 30, 2004 and 2003:




                                                                              Per Regulatory Guidelines
                                                                  --------------------------------------------------
                                               Actual                    Minimum               "Well Capitalized"
                                          Amount      Ratio         Amount      Ratio          Amount      Ratio
--------------------------------------------------------------------------------------------------------------------

September 30, 2004:
Commerce Bancorp
     Risk based capital ratios:
       Tier 1                            $1,727,456      12.31%      $561,267       4.00%       $841,901       6.00%
       Total capital                      1,862,398      13.27      1,122,535       8.00       1,403,169      10.00
     Leverage ratio                       1,727,456       6.30      1,097,088       4.00       1,371,360       5.00
Commerce N.A.
     Risk based capital ratios:
       Tier 1                            $1,167,708      11.30%      $413,165       4.00%       $619,748       6.00%
       Total capital                      1,270,293      12.30        826,331       8.00       1,032,913      10.00
     Leverage ratio                       1,167,708       6.00        777,894       4.00         972,368       5.00




                                                                              Per Regulatory Guidelines
                                                                  --------------------------------------------------
                                          Actual                         Minimum               "Well Capitalized"
                                          Amount      Ratio         Amount      Ratio          Amount      Ratio
--------------------------------------------------------------------------------------------------------------------

September 30, 2003:
Commerce Bancorp
     Risk based capital ratios:
       Tier 1                            $1,388,033      12.68%      $438,024       4.00%      $ 657,036       6.00%
       Total capital                      1,491,625      13.62        876,048       8.00       1,095,060      10.00
     Leverage ratio                       1,388,033       6.68        831,046       4.00       1,038,808       5.00
Commerce N.A.
     Risk based capital ratios:
       Tier 1                            $  895,416      11.36%      $315,315       4.00%      $ 472,973       6.00%
       Total capital                        974,047      12.36        630,630       8.00         788,288      10.00
     Leverage ratio                         895,416       6.13        583,857       4.00         729,822       5.00




At September 30, 2004, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes that as of September 30, 2004, the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

Deposits
--------

Total deposits at September 30, 2004 were $ 26.2 billion, up $6.7 billion, or 34% over total deposits of $19.5 billion at September 30, 2003, and up by $5.5 billion, or 27% from year-end 2003. Deposit growth during the first nine months of 2004 included core deposit growth in both demand and savings products offset by a decrease in time deposits. The Company experienced core deposit growth in all customer categories. The Company regards core deposits as all deposits other than public certificates of deposit. Core deposit growth by type of customer is as follows (in millions):




                        ----------------------------------------------------------------------------
                        September 30,           % of       September 30,      % of     Annual Growth
                              2004             Total          2003           Total          %
                        ----------------------------------------------------------------------------

     Consumer                $ 11,388             45%        $ 9,123           49%          25%

     Commercial                 8,989             36           6,610           36           36

     Government                 4,732             19           2,863           15           65
                        ----------------------------------------------------------------------------

           Total             $ 25,109            100%       $ 18,596          100%          35%
                        ----------------------------------------------------------------------------




Same-store core deposit growth is measured as the year over year percentage increase in core deposits for branches open two years or more at the balance sheet date. The Company experienced same-store core deposit growth of 21% at September 30, 2004.

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

Management considers the simulation of net interest income in different interest rate environments to be the best indicator of the Company's interest rate risk. Income simulation analysis captures the potential and probability of all assets and liabilities to mature or reprice. Income simulation also attends to the relative interest rate sensitivities of these items, and projects their behavior over an extended period of time. Finally, income simulation permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them.

The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate plus 200 and minus 100 basis point change during the next year, with rates remaining constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 10% of net income in the flat rate scenario in the first year and within 15% over the twenty four month time frame. Net income in the flat rate scenario is projected to increase by approximately 25% per year. The following table illustrates the variance to the projected net income growth rate at September 30, 2004 and 2003 resulting from a plus 200 and minus 100 basis point change in interest rates.

       ---------------------------------------------------------------------
                                                Basis Point Change
       ---------------------------------------------------------------------
                                           Plus 200             Minus 100
       ---------------------------------------------------------------------

       September 30, 2004:
          Twelve Months                       1.21%             (6.34)%
          Twenty Four Months                  8.64%            (11.25)%

       September 30, 2003:
          Twelve Months                       8.16%               0.17%
          Twenty Four Months                 11.50%             (5.30)%


All of these net income projections are within an acceptable level of interest rate risk pursuant to the policy established by ALCO.

In the event the Company's interest rate risk models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the use of risk management strategies and tools, such as interest rate swaps and caps or the extension of the maturities of its short-term borrowings.

Management also monitors interest rate risk by utilizing a market value of equity model (MVE). The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate plus 200 and minus 100 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate plus 200 and minus 100 basis point change would result in the loss of 45% or more of the excess of market value over book value in the current rate scenario. At September 30, 2004, the market value of equity model indicates an acceptable level of interest rate risk.

The MVE reflects certain estimates and assumptions regarding the impact on the market value of the Company's assets and liabilities given an immediate plus 200 or minus 100 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company's core deposits, or the core deposit premium. Utilizing an independent consultant, the Company has periodically completed and updated comprehensive studies of its core deposit transaction accounts in order to assign its own core deposit premiums as permitted by the Company's regulatory authorities. The studies have consistently confirmed management's assertion that the Company's core deposit transaction accounts have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than the Company's loans and investment securities. At September 30, 2004, the average life of the Company's core deposit transaction accounts was 14.1 years. Thus, these core deposit balances provide an internal hedge to market value fluctuations in the Company's fixed rate assets.

The MVE analyzes both sides of the balance sheet and, as indicated below, demonstrates the inherent value of the Company's core deposits in a rising rate environment. As rates rise, the value of the Company's core deposits increases which offsets the decrease in value of the Company's fixed rate assets. The following table summarizes the market value of equity at September 30, 2004 (in millions, except for per share amounts):

       ------------------------------------------------------------------------
                                       Market Value
                                        Of Equity              Per Share
       ------------------------------------------------------------------------

       Plus 200 basis points              $5,359                $67.46

       Current Rate                       $5,305                $66.79

       Minus 100 basis points             $4,489                $56.51

Liquidity involves the Company's ability to raise funds to support asset growth or decrease assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company's liquidity needs are primarily met by growth in core deposits, its cash and federal funds sold position, cash flow from its amortizing investment and loan portfolios, as well as the use of short-term borrowings, as required. If necessary, the Company has the ability to raise liquidity through collateralized borrowings or Federal Home Loan Bank advances. As of September 30, 2004 the Company had in excess of $12.7 billion in immediately available liquidity which includes unpledged securities that could be used for collateralized borrowings, cash on hand, and borrowing capacities under existing lines of credit. During the first nine months of 2004, deposit growth, short-term borrowings and maturing investment securities were used to fund growth in the loan portfolio and purchase additional investment securities.

Short-Term Borrowings
---------------------

Short-term borrowings, or other borrowed money, consist primarily of securities sold under agreements to repurchase and overnight lines of credit, and are used to meet short-term funding needs. At September 30, 2004, short-term borrowings totaled $165.9 million and had an average rate of 1.49%, as compared to $311.5 million at an average rate of 0.77% at December 31, 2003.

Interest Earning Assets
-----------------------

The Company's cash flow from deposit growth and repayments from its investment portfolio totaled approximately $9.2 billion for the first nine months of 2004. This significant cash flow provides the Company with ongoing reinvestment opportunities as interest rates change. For the nine month period ended September 30, 2004, interest earning assets increased $5.4 billion from $20.8 billion to $26.2 billion. This increase was primarily in investment securities and the loan portfolio as described below.

Loans
-----

During the first nine months of 2004, loans increased $1.5 billion from $7.4 billion to $8.9 billion. All segments of the loan portfolio experienced growth in the first nine months of 2004, including loans secured by commercial real estate properties, commercial loans, and consumer loans.

The following table summarizes the loan portfolio of the Company by type of loan as of the dates shown.

                                          September 30,            December 31,
                                         --------------------------------------
                                              2004                     2003
                                         --------------------------------------
                                                    (in thousands)
Commercial:
   Term                                      $ 1,184,854           $ 1,027,526
   Line of credit                              1,105,510               959,158
   Demand                                                                1,077
                                         ---------------- ---------------------
                                               2,290,364             1,987,761

Owner-occupied                                 1,913,351             1,619,079
                                         ---------------- ---------------------
                                               4,203,715             3,606,840

Consumer:
   Mortgages (1-4 family residential)          1,216,110               918,686
   Installment                                   136,538               138,437
   Home equity                                 1,712,733             1,405,795
   Credit lines                                   67,616                60,579
                                         ---------------- ---------------------
                                               3,132,997             2,523,497
Commercial real estate:
   Investor developer                          1,391,812             1,167,672
   Construction                                  182,443               142,567
                                         ---------------- ---------------------
                                               1,574,255             1,310,239
                                         ---------------- ---------------------
     Total loans                             $ 8,910,967           $ 7,440,576
                                         ================ =====================


Investments
-----------

In total, for the first nine months of 2004, securities increased $3.7 billion from $13.3 billion to $17.0 billion. The available for sale portfolio increased $2.0 billion to $12.7 billion at September 30, 2004 from $10.7 billion at December 31, 2003, and the securities held to maturity portfolio increased $1.6 billion to $4.1 billion at September 30, 2004 from $2.5 billion at year-end 2003. The portfolio of trading securities increased $74.8 million from year-end 2003 to $245.3 million at September 30, 2004.

Detailed below is information  regarding the composition and  characteristics of
the  Company's  investment  portfolio,   excluding  trading  securities,  as  of
September 30, 2004.




                                                            Average        Average        Average        Average
           Product Description               Amount          Yield        Book Price      Duration         Life
--------------------------------------------------------------------------------------------------------------------
                                         (in millions)                                          (in years)
Mortgage-backed Securities:
    Federal Agencies Pass Through
     Certificates (AAA Rated)                $ 4,032           5.01%      $101.20          3.67           4.52

    Collateralized Mortgage
     Obligations (AAA Rated)                  11,315           4.86        100.85          3.16           3.78

U.S. Government agencies/Other                 1,426           3.77        100.26          4.53           5.18
                                         ---------------  ------------- --------------- -------------  -------------

                  Total                      $16,773           4.81%      $100.89          3.40           4.07
                                         ===============  ============= =============== =============  =============


The Company's mortgage-backed securities (MBS) portfolio comprises 90% of the total investment portfolio. The MBS portfolio consists of Federal Agencies Pass-Through Certificates and Collateralized Mortgage Obligations (CMO's) which are issued by federal agencies and other private sponsors. The Company's investment policy does not permit investments in inverse floaters, IO's, PO's and other similar issues.

The following table summarizes the book value of securities available for sale and securities held to maturity by the Company as of the dates shown (in thousands).





                                                  -----------------------------------------------------------
                                                                      At September 30, 2004
                                                  -----------------------------------------------------------
                                                                        Gross          Gross
                                                     Amortized       Unrealized      Unrealized      Market
                                                        Cost            Gains          Losses         Value
                                                  -----------------------------------------------------------
U.S. Government agency and mortgage-backed
   obligations                                     $12,520,080    $    79,678    $   (68,842)    $12,530,916
Obligations of state and political subdivisions        104,623          1,098            (31)        105,690
Other                                                   47,977          8,402                         56,379
                                                   ---------------------------------------------------------
Securities available for sale                      $12,672,680    $    89,178    $   (68,873)    $12,692,985
                                                   ---------------------------------------------------------

U.S. Government agency and mortgage-backed
   obligations                                     $ 3,583,525    $    23,131    $   (25,930)    $ 3,580,726
Obligations of state and political subdivisions        400,145          1,558         (8,990)        392,713
Other                                                   96,464                                        96,464
                                                   ---------------------------------------------------------
Securities held to  maturity                       $ 4,080,134    $    24,689    $   (34,920)    $ 4,069,903
                                                   ---------------------------------------------------------




                                                  ----------------------------------------------------------
                                                                       At December 31, 2003
                                                  ----------------------------------------------------------
                                                                        Gross          Gross
                                                     Amortized       Unrealized      Unrealized      Market
                                                        Cost            Gains          Losses         Value
                                                  ----------------------------------------------------------
U.S. Government agency and mortgage-backed
   obligations                                     $10,528,396    $    82,057    $   (98,908)    $10,511,545
Obligations of state and political subdivisions         30,223            821           (117)         30,927
Other                                                   97,943         10,240                        108,183
                                                   ---------------------------------------------------------
Securities available for sale                      $10,656,562    $    93,118    $   (99,025)    $10,650,655
                                                   ---------------------------------------------------------

U.S. Government agency and mortgage-backed
   obligations                                     $ 2,193,577    $    15,209    $   (27,088)    $ 2,181,698
Obligations of state and political subdivisions        227,199             30        (11,443)        215,786
Other                                                   69,708                                        69,708
                                                   ---------------------------------------------------------
Securities held to  maturity                       $ 2,490,484    $    15,239    $   (38,531)    $ 2,467,192
                                                   ---------------------------------------------------------



Gross gains and losses on securities sold during the third quarter of 2004 were $2.1 million and $1.1 million, respectively. For the first nine months of 2004, gross gains and losses on securities sold amounted to $14.9 million and $12.9 million, respectively.

During the third quarter of 2004, $71.2 million of securities were sold which had unrealized losses at December 31, 2003. Gross gains and losses on these securities sold were $0 and $1.1 million, respectively. During the first nine months of 2004, $1.2 billion of securities were sold which had unrealized losses at December 31, 2003. Gross gains and losses on these securities sold were $1.8 million and $12.8 million, respectively.

The decrease in long-term interest rates during the third quarter led to a shortening of the duration of the available for sale portfolio to 3.31 years at September 30, 2004 from 4.07 years at June 30, 2004. The after-tax appreciation in the Company's available for sale portfolio was $12.7 million at September 30, 2004.

Net Income
----------

Net income for the third quarter of 2004 was $70.1 million, an increase of $20.6 million or 42% over the $49.5 million recorded for the third quarter of 2003. Net income for the first nine months of 2004 totaled $198.3 million, an increase of $60.6 million or 44% from $137.7 million in the first nine months of 2003. On a per share basis, diluted net income for the third quarter and first nine months of 2004 was $0.84 and $2.38 per common share compared to $0.67 and $1.90 per common share for the same periods in 2003. Net income per share for the third quarter and first nine months of 2004 reflects the addition of 5.0 million shares from the Company's secondary offering in September 2003 and 3.8 million shares assuming conversion of the Convertible Trust Capital Securities.

Return on average assets (ROA) and return on average equity (ROE) for the third quarter of 2004 were 1.02% and 18.97%, respectively, compared to 0.96% and 21.17%, respectively, for the same 2003 period. ROA and ROE for the first nine months of 2004 were 1.03% and 18.90%, respectively, compared to 0.98% and 18.97%, respectively, for the same 2003 period. The increase in ROA is due to net income growth rates that have exceeded growth rates in average assets during the three month and nine month periods ended September 30, 2004 as compared to the same periods in 2003. The decrease in ROE is due to average equity growth rates that have exceeded net income rates growth during the three month and nine month periods ended September 30, 2004 as compared to the same periods in 2003. As noted above, net income has grown 42% and 44% during the third quarter and first nine months of 2004, respectively, as compared to the same 2003 periods. Average assets and average equity have grown 32% and 58%, respectively, from September 30, 2003 to September 30, 2004.

Net Interest Income
-------------------

Net interest income totaled $264.4 million for the third quarter of 2004, an increase of $70.3 million or 36% from $194.1 million in the third quarter of 2003. Net interest income for the first nine months of 2004 was $739.3 million, up $198.6 million or 37% from $540.7 million for the first nine months of 2003. The increases in net interest income for the third quarter and first nine months of 2004 were due to the volume increases in interest earning assets resulting from the Company's strong, low-cost core deposit growth.

The increase in net interest income on a tax equivalent basis is shown below (in thousands).



                                                                Net Interest Income
                                         -------------------------------------------------------------------

                                             Volume            Rate            Total               %
                 2004 vs. 2003              Increase          Change          Increase          Increase
     -------------------------------------------------------------------------------------------------------

     Quarter Ended September 30            $ 71,018         $   (167)         $ 70,851             36%

     Nine Months Ended September 30        $213,027         $(12,976)         $200,051             36%





The net interest margin for the third quarter of 2004 was 4.29%, consistent with the margin for the second quarter of 2004 and up 8 basis points from the 4.21% margin for the third quarter of 2003.

The following table sets forth balance sheet items on a daily average basis for the three months ended September 30, 2004, June 30, 2004 and September 30, 2003 and presents the daily average interest earned on assets and paid on liabilities for such periods.




                                                                Average Balances and Net Interest Income

                                 ---------------------------------------------------------------------------------------------------
                                          September 2004                        June 2004                      September 2003
                                 ----------------------------------  --------------------------------  -----------------------------
                                   Average                 Average     Average               Average     Average             Average
(dollars in thousands)             Balance      Interest    Rate       Balance     Interest   Rate       Balance   Interest    Rate
                                 ----------------------------------  --------------------------------  -----------------------------
Earning Assets
----------------------------------
Investment securities
   Taxable                        $15,741,541     $191,627    4.84%   $14,747,643   $173,678    4.74%   $11,605,502 $131,158   4.48%
   Tax-exempt                         385,814        5,126    5.29        290,200      4,465    6.19        229,566    3,771   6.52
   Trading                            159,954        1,552    3.86        174,578      2,075    4.78        155,541    2,115   5.40
                                 ------------- --------------------  --------------------------------  -----------------------------
Total investment securities        16,287,309      198,305    4.84     15,212,421    180,218    4.76     11,990,609  137,044   4.53
Federal funds sold                     40,413          148    1.46         62,357        154    0.99         10,641       28   1.04
Loans
   Commercial mortgages             3,189,126       48,881    6.10      3,021,768     45,333    6.03      2,520,594   39,189   6.17
   Commercial                       2,069,986       28,552    5.49      1,961,351     25,477    5.22      1,612,069   21,968   5.41
   Consumer                         3,024,776       43,287    5.69      2,767,826     39,079    5.68      2,262,426   34,309   6.02
   Tax-exempt                         337,374        6,121    7.22        335,505      6,243    7.48        271,436    5,266   7.70
                                 ------------- --------------------  --------------------------------  -----------------------------
Total loans                         8,621,262      126,841    5.85      8,086,450    116,132    5.78      6,666,525  100,732   5.99
                                 ------------- --------------------  --------------------------------  -----------------------------
Total earning assets              $24,948,984     $325,294    5.19%   $23,361,228   $296,504    5.10%   $18,667,775 $237,804   5.06%
                                 =============                       =============                     =============
Sources of Funds
----------------------------------
Interest-bearing liabilities
   Savings                         $5,715,755      $12,408    0.86%    $5,276,657    $10,216    0.78%    $3,938,114  $ 6,890   0.69%
   Interest bearing demand         10,270,059       24,539    0.95      9,643,771     18,729    0.78      7,293,024   12,090   0.66
   Time deposits                    2,409,160       11,046    1.82      2,507,526     11,378    1.82      2,470,306   13,848   2.22
   Public funds                       800,579        3,164    1.57        856,683      2,886    1.35        813,271    2,834   1.38
                                 ------------- --------------------  --------------------------------  -----------------------------
     Total deposits                19,195,553       51,157    1.06     18,284,637     43,209    0.95     14,514,715   35,662   0.97

   Other borrowed money               614,282        2,255    1.46        523,931      1,052    0.81        727,128    1,111   0.61
   Long-term debt                     200,000        3,020    6.01        200,000      3,020    6.07        200,000    3,020   5.99
                                 ------------- --------------------  --------------------------------  -----------------------------
Total deposits and
interest-bearing
   liabilities                     20,009,835       56,432    1.12     19,008,568     47,281    1.00     15,441,843   39,793   1.02
Noninterest-bearing funds (net)     4,939,149                           4,352,660                         3,225,932
                                 ============= --------------------  =============-------------------  =============----------------
Total sources to fund earning
assets                            $24,948,984       56,432    0.90    $23,361,228     47,281    0.81    $18,667,775   39,793   0.85
                                 ============= --------------------  =============-------------------  =============----------------

Net interest income and
   margin tax-equivalent basis                    $268,862    4.29%                 $249,223    4.29%               $198,011   4.21%
                                                ==========    =====               ==========    =====              ==========  =====
Other Balances
----------------------------------
Cash and due from banks            $1,145,324                          $1,163,942                         $ 971,495
Other assets                        1,430,576                           1,419,098                         1,180,451
Total assets                       27,393,847                          25,822,157                        20,717,697
Total deposits                     24,852,938                          23,541,453                        18,611,894
Demand deposits (noninterest-
     bearing)                       5,657,385                           5,256,816                         4,097,179
Other liabilities                     248,878                             222,779                           243,799
Stockholders' equity                1,477,749                           1,333,994                           934,876



Notes

- Weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis assuming a federal tax rate of 35%.
-    Non-accrual loans have been included in the average loan balance.
-    Investment securities includes investments available for sale.
-    Consumer loans include mortgage loans held for sale.

Noninterest Income
------------------

Noninterest income totaled $100.1 million for the third quarter of 2004, an increase of $14.9 million or 18% from $85.2 million in the third quarter of 2003. Noninterest income for the first nine months of 2004 increased to $278.6 million from $244.6 million in the first nine months of 2003, a 14% increase. During the third quarter and first nine months of 2004, the increases of 18% and 14%, respectively, were primarily due to increased deposit charges and services fees, which rose $15.6 million, or 38%, and $40.2 million, or 35%, over the third quarter and first nine months of 2003, respectively.

The increases in deposit charges and services fees are primarily attributable to the Company's 34% deposit growth rate during this same period. These increases were offset by decreases in both Commerce Capital Markets, Inc. (CCMI) revenues and loan brokerage fees, which decreased in total by $4.9 million, or 30%, and $17.0 million, or 33%, during the third quarter and first nine months of 2004, respectively, compared to the same periods in 2003. The decrease in loan brokerage fees resulted from declines in mortgage refinancing activity during 2004. The decrease in CCMI revenues is related in part to the Company's decision to exit the negotiated public finance underwriting business, as discussed below.




                                                    Three Months Ended                      Nine Months Ended
                                            ------------------------------------  --------------------------------------
                                             9/30/04     9/30/03    % Increase     9/30/04      9/30/03     % Increase
                                            ------------------------------------  --------------------------------------
                                                 (Dollars in thousands)                 (Dollars in thousands)

Deposit charges & service fees                 $57,081    $41,500          38%      $155,279     $115,107          35%
Other operating income:
   Insurance                                    19,178     17,623           9         56,084       50,868          10
   Capital Markets                               8,268      9,138         (10)        24,617       28,836         (15)
   Loan Brokerage Fees                           3,027      7,073         (57)         9,805       22,541         (57)
   Other                                        11,616      8,142          43         30,833       24,479          26
                                            ----------- ----------   ---------    -----------  -----------  ----------
     Total other                                42,089     41,976           -        121,339      126,724          (4)
Net investment securities gains                    943      1,682         (44)         2,002        2,763         (28)
                                            ----------- ----------   ---------    -----------  -----------  ----------
Total non-interest income                     $100,113    $85,158          18%      $278,620     $244,594          14%
                                            =========== ==========   =========    ===========  ===========  ==========



The Company previously announced during its second quarter earnings conference call on July 13, 2004, that it was exiting the negotiated public finance underwriting business. Negotiated public finance revenues represented less than 1% of the Company's total revenues for the nine months ended September 30, 2004 and 2003.

Noninterest Expense
-------------------

For the third quarter of 2004, noninterest expense totaled $247.2 million, an increase of $49.8 million or 25% over the same period in 2003. For the first nine months of 2004, noninterest expense totaled $685.7 million, an increase of $128.6 million or 23% over $557.1 million for the first nine months of 2003. Contributing to this increase was new branch activity over the past twelve months, with the number of branches increasing from 257 at September 30, 2003 to 297 at September 30, 2004. With the addition of these new offices, staff, facilities, and related expenses rose accordingly. Other noninterest expenses rose $14.2 million during the third quarter of 2004 over the same period in 2003 and $30.7 million during the first nine months of 2004 over the same period in 2003. These increases resulted primarily from higher bank card-related service charges, increased business development expenses, increased professional fees and increased provisions for non-credit-related losses. For the quarter and nine months ended September 30, 2004, provisions for non-credit-related losses were $5.4 million and $15.3 million, respectively, which represent increases of $1.9 million and $4.2 million, respectively, over the same periods in 2003. Such growth in non-credit related losses, which include fraud and forgery losses on deposit items, and other non-credit related items, is primarily attributable to the Company's growth in new branches and customer accounts.

During the third quarter of 2004, the Company exited the negotiated public finance underwriting business. Exiting this business involved the elimination of public finance banking professionals and related support. The Company recorded non-recurring expenses of $1.3 million, primarily severance payments, in the third quarter related to the exit of this line of business.

The Company continued to experience positive operating leverage in the third quarter, as revenue growth of 31% exceeded non-interest expense growth of 25%. One important factor influencing the growth in non-interest expenses is that the Company absorbed significant start-up expenses related to the New York City and Long Island markets in prior years. As a result, the impact of the growth in non-interest expenses in these markets is declining in 2004.

The Company's operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 67.63% for the first nine months of 2004 as compared to 71.20% for the same 2003 period. This improvement in the operating efficiency ratio is due to the positive operating leverage ratio discussed above. The Company's efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

Loan and Asset Quality
----------------------

Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at September 30, 2004 were $38.3 million, or 0.13% of total assets compared to $23.6 million or 0.10% of total assets at December 31, 2003 and $24.8 million or 0.12% of total assets at September 30, 2003.

Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at September 30, 2004 were $37.3 million or 0.42% of total loans compared to $21.7 million or 0.29% of total loans at December 31, 2003 and $23.1 million or 0.34% of total loans at September 30, 2003. At September 30, 2004, loans past due 90 days or more and still accruing interest amounted to $614 thousand compared to $538 thousand at December 31, 2003 and $649 thousand at September 30, 2003. Additional loans considered as potential problem loans by the Company's internal loan review department ($32.6 million at September 30, 2004) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

The increase in commercial non-accrual loans during the third quarter of 2004 is the result of one large credit that was moved to non-accrual in the third quarter of 2004 and is in the process of collection. The increase is offset by a reduction in consumer non-accrual, with three credits relating to the 2003 attempt to defraud the Company and other financial institutions being charged-off. Additionally, during the third quarter one commercial credit was restructured and re-classified from Non-accrual loans to Restructured loans (both classifications are part of Total non-performing loans). The increase in commercial non-performing loans has led to the overall increase in non-performing assets noted during the first nine months of 2004. Total non-performing assets and loans past due 90 days or more increased from June 30, 2004 to September 30, 2004 primarily as a result of the increase in commercial non-accrual loans as previously discussed. Despite these increases, the overall asset quality of the Company, as measured in terms of non-performing assets to total assets, coverage ratios and non-performing assets to stockholders' equity, remains strong.


The following summary presents information regarding non-performing loans and assets as of September 30, 2004 and the preceding four quarters (dollar amounts in thousands).

                                               September 30,     June 30,      March 31,    December 31,  September 30,
                                                   2004           2004          2004           2003           2003
                                           ---------------------------------------------------------------------------
Non-accrual loans:
   Commercial                                    $22,647         $17,382       $19,701       $  6,867       $  7,295
   Consumer                                        9,784          11,675         9,984          9,242          8,295
   Commercial real estate:
     Construction                                                                                 138
     Mortgage                                      1,251             675           810          5,494          7,502
                                           ---------------------------------------------------------------------------
         Total non-accrual loans                  33,682          29,732        30,495         21,741         23,092
                                           ---------------------------------------------------------------------------

Restructured loans:
   Commercial                                      3,614               1             1              1              2
   Consumer
   Commercial real estate:
     Construction
     Mortgage
                                           ---------------------------------------------------------------------------
         Total restructured loans                  3,614               1             1              1              2
                                           ---------------------------------------------------------------------------

Total non-performing loans                        37,296          29,733        30,496         21,742         23,094
                                           ---------------------------------------------------------------------------

Other real estate                                    972             653         1,890          1,831          1,670
                                           ---------------------------------------------------------------------------

Total non-performing assets                       38,268          30,386        32,386         23,573         24,764
                                           ---------------------------------------------------------------------------

Loans past due 90 days or more
   and still accruing                                614             318           696            538            649
                                           ---------------------------------------------------------------------------

Total non-performing assets and
   loans past due 90 days or more                $38,882         $30,704       $33,082        $24,111        $25,413
                                           ===========================================================================

Total non-performing loans as a
   Percentage of total period-end loans            0.42%           0.36%         0.39%          0.29%          0.34%

Total non-performing assets as a
   Percentage of total period-end assets           0.13%           0.11%         0.13%          0.10%          0.12%

Total non-performing assets and loans
   past due 90 days or more as a
   Percentage of total period-end assets           0.14%           0.11%         0.13%          0.11%          0.12%

Allowance for loan losses as a percentage
   of total non-performing loans                    353%            419%          385%           515%           449%

Allowance for loan losses as a percentage
   of total period-end loans                       1.48%           1.50%         1.51%          1.51%          1.52%

Total non-performing assets and loans
   past due 90 days or more as a
   Percentage of stockholders' equity and
   Allowance for loan losses                          2%              2%            2%             2%             2%




The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data (dollar amounts in thousands).




                                                                                                           Year
                                              Three Months Ended             Nine Months Ended             Ended
                                           09/30/04        09/30/03        09/30/04       09/30/03        12/31/03
                                          ------------    -----------    ------------   ------------    ------------
Balance at beginning of period               $124,688        $99,318        $112,057        $90,733         $90,733
Provisions charged to operating expenses       10,750          7,250          30,998         21,050          31,850
                                          ------------    -----------    ------------   ------------    ------------
                                              135,438        106,568         143,055        111,783         122,583

Recoveries on loans charged-off:
   Commercial                                     435            111             695            456             669
   Consumer                                       265            239             636            516             584
   Commercial real estate                           4              -              52              -              11
                                          ------------    -----------    ------------   ------------    ------------
Total recoveries                                  704            350           1,383            972           1,264

Loans charged-off:
   Commercial                                  (1,634)        (1,608)         (6,514)        (4,673)         (5,601)
   Consumer                                    (2,968)        (1,684)         (4,744)        (4,439)         (5,950)
   Commercial real estate                         (11)           (34)         (1,651)           (51)           (239)
                                          ------------    -----------    ------------   ------------    ------------
Total charge-offs                              (4,613)        (3,326)        (12,909)        (9,163)        (11,790)
                                          ------------    -----------    ------------   ------------    ------------
Net charge-offs                                (3,909)        (2,976)        (11,526)        (8,191)        (10,526)
                                          ------------    -----------    ------------   ------------    ------------

Balance at end of period                     $131,529       $103,592        $131,529       $103,592        $112,057
                                          ============    ===========    ============   ============    ============

Net charge-offs as a percentage of
   average loans outstanding                     0.18%          0.18%           0.19%          0.17%           0.16%

Net reserve additions                         $ 6,841        $ 4,274         $19,472        $12,859         $21,324



The increases in commercial and commercial real estate charge-offs during the first nine months of 2004 are primarily related to a large credit, with both a real estate as well as a commercial component, that experienced difficulties during the first quarter of 2004 and another non-accrual commercial credit. Charge-offs relating to these credits were approximately $3.0 million. Consumer loan charge-offs increased during the third quarter as a result of the previously mentioned charge-offs of three non-accrual loans. The net reserve additions for the first nine months and third quarter of 2004 are reflective of the increases in non-performing assets since December 31, 2003 and increases in the overall loan portfolio.

The Company considers the allowance for loan losses of $131.5 million adequate to cover probable losses inherent in the loan portfolio at September 30, 2004. The Company's determination of the level of the allowance for loan losses rests upon various judgments and assumptions surrounding the risk characteristics included in the loan portfolio. Such risk characteristics include changes in levels and trends of charge-offs, delinquencies, and non-accrual loans, trends in volume and terms of loans, changes in underwriting standards and practices, portfolio mix, tenure of loan officers and management, entrance into new geographic markets, changes in credit concentrations, and national and local economic trends and conditions, and other relevant factors, all of which may be susceptible to significant change.

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


Item 4.   Controls and Procedures
         ------------------------

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

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when the Company's periodic reports are being prepared.

During the quarter ended September 30, 2004, there has not occurred any change in Internal Controls that has materially affected or is reasonably likely to materially affect Internal Controls.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

During July and August 2004, six class action complaints were filed in the United States District Court for the District of New Jersey and the Eastern District of Pennsylvania against the Company and certain Company (or subsidiary) current and former officers and directors. All class action complaints have been consolidated in the United States District Court for the District of New Jersey, Camden Division. The complaints, which contain virtually the same factual allegations and causes of action, allege that the defendants violated the federal securities laws, specifically Sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company's securities during various periods. The Company believes these class action complaints are without merit. No accrual for a loss contingency has been recorded, as the risk of loss is considered remote.


Item 6.  Exhibits
         --------

Exhibits
--------

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



                                             COMMERCE BANCORP, INC.
                                  --------------------------------------------
                                                  (Registrant)










     NOVEMBER 8, 2004                         /s/ DOUGLAS J. PAULS
----------------------------      --------------------------------------------
          (Date)                                DOUGLAS J. PAULS
                                           SENIOR VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)