Form 10-K
period 2004-12-31
COMMERCE BANCORP INC /NJ/
filed 2005-03-16
CIK 715096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________ to ________________.
                            Commission File #1-12609

                             Commerce Bancorp, Inc
                                [GRAPHIC OMITTED]
             (Exact name of registrant as specified in its charter)

                  New Jersey                              22-2433468
      --------------------------------               ---------------------
        (State of other jurisdiction                   (I.R.S. Employee
      of incorporation or organization)              Identification Number)


                    Commerce Atrium
                  1701 Route 70 East
                Cherry Hill, New Jersey                       08034-5400
       ---------------------------------------                ----------
       (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code: 856-751-9000

     Securities registered pursuant to Section 12(b) of the Act:

     Common Stock                       New York Stock Exchange
 ----------------------       -----------------------------------------------
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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3,611,075,918.(1)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

  Common Stock $1.00 Par Value                        161,188,028
--------------------------------        ----------------------------------------
         Title of Class                 No. of Shares Outstanding as of 3/8/05

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part  III   incorporates   certain   information   by  reference  from  the
Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders.

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Registrant's Common Stock outstanding reduced by the number of shares of Common Stock held by officers, directors, and shareholders owning 10% or more of the Registrant's Common Stock, multiplied by $27.22 (as adjusted for the two-for-one stock split effective March 7, 2005), the last sale price for the Registrant's Common Stock on June 30, 2004 the last business day of the Registrant's most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the Registrant or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the recordkeeping purposes of the Securities and Exchange Commission.





                             COMMERCE BANCORP, INC.
                         FORM 10-K CROSS-REFERENCE INDEX

                                                                                                                              Page
                                     Part I
Item 1.    Business..............................................................................................................3
Item 2.    Properties............................................................................................................9
Item 3.    Legal Proceedings ...................................................................................................10
Item 4.    Submission of Matters to a Vote of Security Holders..................................................................10


                                     Part II
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters ...........................................10
Item 6.    Selected Financial Data .............................................................................................10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ...............................12
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ..........................................................26
Item 8.    Financial Statements and Supplementary Data .........................................................................30
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................54
Item 9A.   Controls and Procedures..............................................................................................54


                                    Part III
Item 10.   Directors and Executive Officers of the Registrant...................................................................54
Item 11.   Executive Compensation...............................................................................................54
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......................54
Item 13.   Certain Relationships and Related Transactions.......................................................................55
Item 14.   Principal Accountant Fees and Services...............................................................................55


                                     Part IV
Item 15.   Exhibits and Financial Statement Schedules...........................................................................55

Signatures......................................................................................................................59
Section 302 Certifications......................................................................................................60
Section 906 Certification.......................................................................................................62


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

     As of December 31, 2004, the Company had total assets of $30.5 billion, total loans of $9.5 billion, and total deposits of $27.7 billion. The address of the Company's principal executive office is Commerce Atrium, 1701 Route 70 East, Cherry Hill, New Jersey, 08034-5400 and the telephone number is (856) 751-9000. The Company operates:

     o    three nationally chartered bank subsidiaries:

          o    Commerce Bank, N.A., Cherry Hill, New Jersey;

          o    Commerce Bank/Pennsylvania, N.A., Devon, Pennsylvania;

          o    Commerce Bank/Delaware, N.A., Wilmington, Delaware; and

     o    one New Jersey state chartered bank subsidiary:

          o    Commerce Bank/North, Ramsey, New Jersey.

     These four bank subsidiaries, referred to collectively as the banks, as of December 31, 2004 had 319 full service retail stores located in the states of New Jersey, Pennsylvania, Delaware and New York. These banks provide a full range of retail and commercial banking services for consumers and small and mid-sized companies. Lending services are focused on commercial real estate and commercial and consumer loans to local borrowers. These banks' lending and investment activities are funded principally by retail deposits gathered through each bank's retail store network.

Stock Split

     On February 15, 2005, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend distributed on March 7, 2005 to stockholders of record on February 25, 2005. Per share data and other appropriate share information for all periods presented have been restated to reflect the stock split.

Acquisitions

     The Company's primary growth strategy is the opening of new full service stores of which 49 opened in 2004 and 46 opened in 2003. The Company expects to open an additional 55 - 60 full service stores in 2005, including its first stores in the Metro Washington, D.C. market. The Company has also developed its full service office network through certain acquisitions including:

     o on January 2, 1987, the Company acquired all of the outstanding shares of Commerce Bank/Pennsylvania, N.A., referred to as Commerce PA;

     o on December 31, 1988 the Company acquired all of the outstanding shares of Citizens State Bank of New Jersey, Forked River, which was subsequently converted to a national charter and renamed Commerce Bank/Shore, N.A., referred to as Commerce Shore. Commerce Shore was merged with and into Commerce NJ in 2004;

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

     In 1998, the Company received regulatory approvals to open Commerce Bank/Delaware, N.A., referred to as Commerce Delaware. Commerce Delaware's first store opened in New Castle County, Delaware, on December 18, 1999.

     Commerce NJ operates a non-bank subsidiary, Commerce Capital Markets, Inc.
(CCMI), Philadelphia, Pennsylvania, referred to as Commerce Capital Markets, which engages in various securities, investment banking and brokerage activities.

     In addition, the Company, through Commerce Insurance Services, Inc., a non-bank subsidiary of Commerce Bank/North, referred to as Commerce Insurance, operates an insurance brokerage agency concentrating on commercial property, casualty and surety as well as personal lines of insurance and employee benefits for clients in multiple states, primarily Delaware, New Jersey, New York and Pennsylvania. Since 1996, Commerce Insurance has completed several strategic acquisitions of insurance brokerage agencies.

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

The Banks

     As of December 31, 2004, Commerce NJ had total assets of $21.4 billion, total deposits of $19.1 billion, and total shareholders' equity of $1.3 billion; Commerce PA had total assets of $5.7 billion, total deposits of $5.3 billion and total shareholders' equity of $340.4 million; Commerce North had total assets of $3.2 billion, total deposits of $2.9 billion, and total shareholders' equity of $203.3 million; and Commerce Delaware had total assets of $381.0 million, total deposits of $356.7 million, and total shareholders' equity of $23.0 million.

Service Areas

     The Company's primary service areas include New Jersey, Metropolitan Philadelphia and New York, and Northern Delaware. The Company has attempted to locate its stores in the fastest growing communities within its service areas. Retail deposits gathered through these focused branching activities are used to support lending throughout the Company.

     Commerce NJ provides retail and commercial banking services through 208 retail stores in Central and Southern New Jersey, and Metropolitan New York.; Commerce PA provides retail and commercial banking services through 68 retail stores in Philadelphia, Bucks, Chester, Delaware and Montgomery Counties in Southeastern Pennsylvania; Commerce North provides retail and commercial banking services through 35 retail stores in Bergen, Essex, Hudson and Passaic Counties, New Jersey; and Commerce Delaware provides retail and commercial banking services through 8 retail stores in New Castle and Kent Counties, Delaware.

Retail Banking Services and Products

     Each bank provides a broad range of retail banking services and products, including free checking accounts, subject to minimum balances, savings programs, money market accounts, negotiable orders of withdrawal accounts, certificates of deposit, safe deposit facilities, free coin counting, consumer loan programs, including installment loans for home improvement and the purchase of consumer goods and automobiles, home equity and revolving lines of credit, overdraft checking and automated teller facilities. Each bank also offers construction loans and permanent mortgages for houses.

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

     Additional information pertaining to the Company's segments is set forth in
Note 18 - Segment Reporting of the Notes to Consolidated Financial Statements, which appears elsewhere herein.

Commerce Insurance

     Commerce Insurance operates one of the nation's largest regional insurance brokerage firms concentrating on commercial property, casualty and surety as well as personal lines. In addition, Commerce Insurance offers a line of employee benefit programs including group as well as individual medical, life, disability, pension, and risk management services. Commerce Insurance currently operates out of 12 locations in New Jersey, 2 locations in Pennsylvania, and 3 locations in Delaware. Commerce Insurance places insurance for clients in multiple states, primarily New Jersey, Pennsylvania, New York, and Delaware.

Commerce Capital Markets

     Commerce Capital Markets engages in various securities, investment management and brokerage activities. Commerce Capital Markets' principal place of business is Philadelphia, Pennsylvania, with locations in Cherry Hill, South Plainfield, Ramsey and Mount Laurel, New Jersey and New York, New York.

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

     The Company has an investment in Pennsylvania Commerce Bancorp, Inc., Camp Hill, Pennsylvania (15.50% beneficial ownership assuming the exercise of all outstanding warrants held by the Company). The Company and its subsidiaries provide marketing support and technical support services to Pennsylvania Commerce Bancorp, Inc. and its wholly-owned subsidiary, Commerce Bank/Harrisburg.

Risk Factors

     The Company is subject to a number of risk factors including, among others, business and economic conditions, monetary and other governmental policies, and competition. These factors, and others, could impact the Company's business, financial condition and results of operations. In the normal course of business, the Company assumes various types of risk, which include, among others, credit risk, interest rate risk, liquidity risk and risk associated with trading activities. The Company has risk management processes designed to provide for risk identification, measurement and monitoring. Additional information pertaining to the Company's risk factors is set forth in the Forward-Looking Statements, which appear on page 3.

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

     In commercial transactions, Commerce NJ's, Commerce PA's, Commerce North's, and Commerce Delaware's legal lending limit to a single borrower (approximately $204.0 million, $53.3 million, $31.7 million, and $3.7 million, respectively, as of December 31, 2004) enables the banks to compete effectively for the business of smaller and mid-sized businesses. The combined legal lending limit of the Company is $292.7 million. These legal lending limits are lower than that of various competing institutions and may act as a constraint on the bank's effectiveness in competing to provide financing in excess of these limits.

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

     Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act, as amended ("CRA") ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open branches. Under the CRA, Commerce NJ, Commerce Delaware and Commerce North are currently rated "outstanding", while Commerce Pennsylvania is currently rated "satisfactory".

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

     There are various legal restrictions on the extent to which the Company and its non-bank subsidiaries can borrow or otherwise obtain credit from its banking subsidiaries. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of the Company or such non-bank subsidiaries, to ten percent of the lending bank's capital stock and surplus, and as to the Company and all such non-bank subsidiaries in the aggregate, to 20% of such lending bank's capital stock and surplus. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

Commerce NJ, Commerce PA, Commerce North, and Commerce Delaware

     Commerce NJ, Commerce PA, and Commerce Delaware, as national banks, are subject to the National Bank Act. Each is also subject to the supervision of, and is regularly examined by, the Office of the Comptroller of the Currency ("OCC") and is required to furnish quarterly reports to the OCC. The approval of the OCC is required for the establishment of additional stores by any national bank, subject to applicable state law restrictions.

     Commerce North, as a New Jersey state-chartered bank, is subject to the New Jersey Banking Act. Commerce North is also subject to the supervision of, and is regularly examined by, the Department and the FDIC, and is required to furnish quarterly reports to each agency. The approval of the Department and the FDIC is necessary for the establishment of any additional stores by any New Jersey state-chartered bank, subject to applicable state law restrictions.

     Under present New Jersey law, Commerce NJ, and Commerce North are permitted to operate stores at any location in New Jersey, subject to prior regulatory approval. Under present New York law, Commerce NJ is permitted to operate stores at any location in New York, subject to certain home office protection rules and subject to regulatory approval. Under present Pennsylvania law, Commerce PA is permitted to operate stores within any county in Pennsylvania, subject to prior regulatory approval. Under present Delaware law, Commerce Delaware is permitted to operate stores at any location in Delaware at which deposits are received, checks are paid, or money is lent, subject to prior regulatory approval.

     Under  the  CRA,  a  bank  has  a  continuing  and  affirmative  obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires that the applicable regulatory agency assess an institution's record of meeting the credit needs of its community. The CRA requires public disclosure of an institution's CRA rating and requires that the applicable regulatory agency provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. An institution's CRA rating is considered in determining whether to grant charters, stores and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. For their most recent examinations, Commerce NJ, Commerce Delaware and Commerce North each received an "outstanding" rating while Commerce PA received a "satisfactory" rating.

     Commerce NJ, Commerce PA, Commerce North, and Commerce Delaware are also members of the FDIC and, except for Commerce North, members of the FRB and, therefore, are subject to additional regulation by these agencies. Some of the aspects of the lending and deposit business of Commerce NJ, Commerce PA, Commerce North, and Commerce Delaware which are regulated by these agencies include personal lending, mortgage lending and reserve requirements. The operation of Commerce NJ, Commerce PA, Commerce North, and Commerce Delaware is also subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

     Commerce NJ, Commerce PA, Commerce North, and Commerce Delaware are subject to certain limitations on the amount of cash dividends that they can pay. See
Note 17 - Condensed Financial Statements of the Parent Company and Other Matters of the Notes to Consolidated Financial Statements, which appears elsewhere herein.

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

     All of the deposits of the banking subsidiaries are insured up to applicable limits by the FDIC and are subject to deposit insurance assessments. The insurance assessments are based upon a matrix that takes into account a bank's capital level and supervisory rating. Effective January 1, 1996, the FDIC reduced the insurance premiums it charged on bank deposits to the statutory minimum of $2,000 annually for "well capitalized" banks. At December 31, 2004 the Company's consolidated capital levels and each of the Company's banking subsidiaries meet the regulatory definition of a "well capitalized" financial institution.

Commerce Insurance/ Commerce Capital Markets

     Commerce Insurance, a non-bank subsidiary of Commerce North, is currently subject to supervision, regulation and examination by the Department, as well as other state insurance departments where it operates. Commerce Capital Markets, a non-bank subsidiary of Commerce NJ, engages in certain permitted securities and brokerage activities and is regulated by the SEC. Commerce Capital Markets is also subject to rules and regulations promulgated by the National Association of Securities Dealers, Inc., the Securities Investors Protection Corporation and various state securities commissions and with respect to municipal securities activities the Municipal Securities Rulemaking Board.

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

Employees

     As of December 31, 2004 the Company had in excess of 9,800 full-time equivalent employees.

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

                             Commerce Bancorp, Inc.
                                 Commerce Atrium
                               1701 Route 70 East
                           Cherry Hill, NJ 08034-5400
                           Attn: C. Edward Jordan, Jr.
                            Executive Vice President

     The information on the website listed above, is not, and should not, be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. This website is and is only intended to be an inactive textual reference.

Item 2. Properties

     The executive and administrative offices of the Company and Commerce NJ are located at 1701 Route 70 East, Cherry Hill, New Jersey. This six-story structure is owned by the Company.The Company and its subsidiaries own or lease numerous other premises for use in conducting business activities. The facilities owned or occupied under lease by the Company's subsidiaries are considered by management to be adequate.

     Additional information pertaining to the Company's properties is set forth in Note 6 - Bank Premises, Equipment, and Leases of the Notes to Consolidated Financial Statements, which appears elsewhere herein.

Item 3. Legal Proceedings

     During July and August 2004, six class action complaints were filed in the United States District Court for the District of New Jersey and the Eastern District of Pennsylvania against the Company and certain Company (or subsidiary) current and former officers and directors. All class action complaints have been consolidated in the United States District Court for the District of New Jersey, Camden Division. As a result of the consolidation, a single consolidated complaint has been filed. It alleges that the defendants violated federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company's securities during various periods. The Company believes these class action complaints are without merit. No accrual for a loss contingency has been recorded, as the risk of loss is considered remote.

     Other than routine litigation arising in the normal course of business, the Company and its subsidiaries are not parties to any other material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders in the fourth quarter of 2004.

                                     Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

     See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; Stockholders' Equity and Dividends and Capital Resources, which appear elsewhere herein.

     See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which appears elsewhere herein, for disclosure regarding the Company's Equity Compensation Plans.

Dividend Policy

     It is the present intention of the Company's Board of Directors to pay quarterly cash dividends on the Company's common stock. However, the declaration and payment of future dividends will be subject to determination and declaration by the Board of Directors, which will consider the Company's earnings, financial condition and capital needs and applicable regulatory requirements. See Note 17
- Condensed Financial Statements of the Parent Company and Other Matters of the Notes to Consolidated Financial Statements, which appears elsewhere herein.

Item 6. Selected Financial Data

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and accompanying notes included elsewhere herein. Per share data and other appropriate share information for all periods presented have been restated for the two-for-one stock split in the form of a 100% stock dividend effective March 7, 2005. In addition, prior year diluted net income per share amounts have been restated to reflect the impact of the Company's 5.95% Convertible Trust Capital Securities. Refer to Note 1 - Significant Accounting Policies of the Notes to Consolidated Financial Statements, which appears elsewhere herein, under Recent Accounting Statements for further discussion of the required restatement.





-----------------------------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)         2004             2003            2002            2001             2000
-----------------------------------------------------------------------------------------------------------------------------------
Income Statement Data:
 Net interest income                                $ 1,017,785      $   755,866     $   572,755     $   401,326     $   296,930
 Provision for loan losses                               39,238           31,850          33,150          26,384          13,931
 Noninterest income                                     375,071          332,478         257,466         196,805         150,760
 Noninterest expense                                    938,778          763,392         579,168         420,036         315,357
 Income before income taxes                             414,840          293,102         217,903         151,711         118,402
 Net income                                             273,418          194,287         144,815         103,022          80,047
Balance Sheet Data:
 Total assets                                       $30,501,645      $22,712,180     $16,403,981     $11,363,703     $ 8,296,516
 Loans (net)                                          9,318,991        7,328,519       5,731,856       4,516,431       3,638,580
 Securities available for sale                        8,044,150       10,650,655       7,806,779       4,152,704       2,021,326
 Securities held to maturity                         10,463,658        2,490,484         763,026       1,132,172       1,513,456
 Trading securities                                     169,103          170,458         326,479         282,811         109,306
 Deposits                                            27,658,885       20,701,400      14,548,841      10,185,594       7,387,594
 Long-term debt                                         200,000          200,000         200,000          80,500          80,500
 Stockholders' equity                                 1,665,705        1,277,288         918,010         636,570         492,224
Per Share Data:
 Net income-basic                                   $      1.74      $      1.36     $      1.08   $        0.80     $      0.65
 Net income-diluted                                        1.63             1.29            1.01            0.76            0.62
 Dividends declared                                        0.40             0.34            0.31            0.28            0.25
 Book value                                               10.42             8.35            6.77            4.85            3.89
 Average shares outstanding:
 Basic                                                  156,625          142,169         133,590         129,331         123,511
 Diluted                                                172,603          156,507         149,389         136,204         128,445
Selected Ratios:
 Performance
 Return on average assets                                  1.03  %          0.99  %         1.05  %         1.08   %        1.09%
 Return on average equity                                 18.78            18.81           18.50           17.64           19.81
 Net interest margin                                       4.28             4.36            4.69            4.76            4.62
 Liquidity and Capital
 Average loans to average deposits                        34.49  %         36.93  %        42.48  %        48.04   %       52.17%
 Dividend payout-basic                                    22.99            25.00           28.70           35.00           38.46
 Stockholders' equity to total assets                      5.46             5.62            5.60            5.60            5.93
 Risk-based capital:
     Tier 1                                               12.30            12.66           11.47           10.81           10.79
     Total                                                13.25            13.62           12.51           11.96           11.92
 Leverage ratio                                            6.19             6.61            6.37            6.24            6.92
 Asset Quality
 Non-performing assets to total year-end assets            0.11  %          0.10  %         0.11  %         0.16   %        0.20%
 Net charge-offs to average loans outstanding              0.19             0.16            0.18            0.19            0.11
 Non-performing loans to total
    year-end loans                                         0.35             0.29            0.24            0.37            0.37
 Allowance for loan losses to total
    end of year loans                                      1.43             1.51            1.56            1.46            1.32
 Allowance for loan losses to non-
    performing loans                                     412.88           515.39          640.18          397.73          356.84


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

During 2004, the Company's total assets grew 34%. The interest rate environment was difficult for the Company's growth model, with overall low interest rates and the flattening of the yield curve during the second half of the year. The flattening curve contributed to the compression of the Company's net interest margin to 4.28%, the lowest level in over 10 years. Despite this, the Company's continued low cost deposit growth significantly outpaced the current year margin compression and enabled the Company to grow revenue 28%, net income 41%, and diluted net income per share by 26%.

The Company's financial performance for 2004 and projected performance for 2005 are further discussed below.

The 2004 financial highlights are summarized below.

     o    Net income increased 41% and earnings per share increased 26%.

     o    Total deposits grew 34% and total (net) loans grew 27%.

     o    Total revenues (net interest income plus noninterest income) increased
          28%.

                                       2004          2003    Increase
 (amounts in billions)
 Total Assets                    $      30.5  $      22.7       34%
 Total Loans (net)                       9.3          7.3       27%
 Total Investments                      18.7         13.3       41%
 Total Deposits                         27.7         20.7       34%

 (amounts in millions)
 Total Revenues                  $   1,392.9  $   1,088.3       28%
 Net Income                            273.4        194.3       41%
 Net Income per Share Diluted           1.63         1.29       26%

The Company's 26% increase in diluted net income per share includes a full year impact of the additional 5,000,000 shares resulting from the Company's common stock offering during September 2003.

The Company remains a deposit-driven financial institution with emphasis on core deposit accumulation and retention as a basis for sound growth and profitability. The Company's unique business model continues to produce strong top-line revenue growth that is driven by strong deposit growth.

The continued ability to grow deposits has resulted in significant earning asset growth. This growth resulted in $1.0 billion of net interest income on a tax equivalent basis in 2004, an increase of $264.7 million or 34% over 2003. As more fully depicted in the chart below, the increase in net interest income in both 2004 and 2003 was due to volume increases in the Company's earning assets.

------------------------------------------------------------
                            Net Interest Income
                           (dollars in millions)
------------------------------------------------------------
                   Volume     Rate
                  Increase    Change    Total    Increase
------------------------------------------------------------
2004               $285.0    ($20.3)    $264.7      34%
------------------------------------------------------------
2003               $227.1    ($41.5)    $185.6      32%
------------------------------------------------------------

The Company continues to reiterate its future growth targets, which management expects to meet or exceed.


                                 Growth      Actual
                                 Target    2004 Growth

       Total Deposits              25%         34%
       Comp Store Deposits         18%         24%
       Total Revenue               25%         28%

       Net Income                  25%         41%
       Earnings Per Share          20%         26%

The Company opened 49 stores in 2004 and plans to open 55 - 60 more during 2005, including its first stores in the Metro Washington, D.C. market. The Company plans to open approximately 35 stores in 2005 in the metro New York market. This market has seen the highest deposit growth per store and management expects these stores to continue to lead the deposit growth of the Company.

Per share data and other appropriate share information for all periods presented have been restated for the two-for-one stock split in the form of a 100% stock dividend effective March 7, 2005. In addition, prior year net income per share amounts have been restated to reflect the impact of the Company's 5.95% Convertible Trust Capital Securities. Refer to Note 1 - Significant Accounting Policies of the Notes to Consolidated Financial Statements, which appears elsewhere herein, under Recent Accounting Statements for further discussion of the required restatement.

Application of Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.

The Company's accounting policies are fundamental to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company has identified the policy related to the allowance for loan losses as being critical. The Company, in consultation with the Audit Committee, has reviewed and approved this critical accounting policy (further described in Note 1 - Significant Accounting Policies of the Notes to Consolidated Financial Statements, which appears elsewhere herein.)

Allowance for loan losses. The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio of the Company. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Note 1 - Significant Accounting Policies of the Notes to Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Allowance for Loan Losses discussion within this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Segment Reporting

The Company operates one reportable segment of business, Community Banks, as more fully described in Note 18 - Segment Reporting of the Notes to Consolidated Financial Statements, which appears elsewhere herein. The following table summarizes net income by segment for each of the last three years (amounts in thousands):



 -----------------------------------------------------------
                                    Net Income
 -----------------------------------------------------------
                           2004        2003        2002
 -----------------------------------------------------------
 Community Banks          $267,466    $183,068    $139,560
 Parent/Other                5,952      11,219       5,255
 -----------------------------------------------------------
 Consolidated Total       $273,418    $194,287    $144,815
 -----------------------------------------------------------

Average Balances and Net Interest Income

The table on page 15 sets forth balance sheet items on a daily average basis for the years ended December 31, 2004, 2003 and 2002 and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. During 2004, average interest earning assets totaled $24.2 billion, an increase of $6.5 billion, or 37% over 2003. This increase resulted primarily from the increase in the average balance of investments, which rose $4.6 billion, and the average balance of loans, which rose $1.8 billion during 2004. The growth in the average balance of interest earning assets was funded primarily by an increase in the average balance of deposits (including noninterest-bearing demand deposits) of $6.6 billion.

Net Interest Margin and Net Interest Income

Net interest margin on a tax equivalent basis was 4.28% for 2004, a decrease of 8 basis points from 2003. The decrease was due to the overall low interest rate environment in 2004 and the flattening yield curve in the second half of the year. During the third and fourth quarters of 2004, short-term interest rates increased by 125 basis points, increasing the Company's overall cost of funds by approximately 30 basis points. With no significant change in long-term interest rates over the same time periods, the Company did not experience a similar increase in its interest earning assets. While the Company's continuing ability to grow core deposits produces net interest income growth despite rate compression, management does not expect net interest margin expansion until long term rates increase and/or the yield curve steepens. The net interest margin is calculated by dividing net interest income by average earning assets.

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

     o    market interest rate fluctuations; and

     o    asset quality.

Net interest income on a tax-equivalent basis (which adjusts for the tax-exempt status of income earned on certain loans and investments to express such income as if it were taxable) for 2004 was $1.0 billion, an increase of $264.7 million, or 34%, over 2003. Interest income on a tax-equivalent basis increased to $1.3 billion from $931.3 million, or 35%. This increase was primarily related to volume increases in the loan and investment portfolios. Interest expense for 2004 increased $60.7 million to $220.5 million from $159.8 million in 2003. This increase was primarily related to increases in the Company's average deposit balances.

The tax-equivalent yield on interest earning assets during 2004 was 5.19%, a decrease of 7 basis points from 5.26% in 2003. The cost of interest-bearing liabilities increased 2 basis points in 2004 to 1.13% from 1.11% in 2003. The cost of total funding sources increased slightly to 0.91% in 2004 from 0.90% in 2003.

The following table presents the major factors that contributed to the changes in net interest income on a tax equivalent basis for the years ended December 31, 2004 and 2003 as compared to the respective previous periods.



---------------------------------------------------------------------------------------------
                         2004 vs. 2003                               2003 vs. 2002
                      Increase (Decrease)                         Increase (Decrease)
                     Due to Changes in (1)                       Due to Changes in (1)
---------------------------------------------------------------------------------------------
                    Volume         Rate        Total        Volume        Rate        Total
---------------------------------------------------------------------------------------------
                                           (dollars in thousands)
---------------------------------------------------------------------------------------------
 Interest on
   Investments:
    Taxable       $ 216,828    $  10,630    $ 227,458    $ 186,070     ($65,123)   $ 120,947
    Tax-exempt        8,015       (2,772)       5,243        6,277          706        6,983
    Trading          (1,225)         180       (1,045)      (1,029)      (1,527)      (2,556)
 Federal
     Funds sold         633           15          648         (356)        (254)        (610)
 Interest on
  loans:
    Commercial
     mortgages       41,216       (4,115)      37,101       24,352      (10,574)      13,778
    Commercial       22,840         (206)      22,634       21,154       (6,710)      14,444
    Consumer         39,258       (9,545)      29,713       24,965      (17,970)       6,995
    Tax-exempt        5,163       (1,507)       3,656        4,515       (1,701)       2,814
---------------------------------------------------------------------------------------------
 Total
 interest
   income           332,728       (7,320)      325,408      265,948    (103,153)     162,795
---------------------------------------------------------------------------------------------
 Interest
 expense:
   Savings           15,174        3,910       19,084        9,453      (12,089)      (2,636)
   Interest
    bearing          29,354       15,188       44,542       17,665      (22,367)      (4,702)
    demand
   Time
    deposits          2,253       (9,792)      (7,539)      10,405      (18,077)      (7,672)
   Public funds         404          828        1,232       (1,069)      (6,711)      (7,780)
   Other
    borrowed
    money               598        2,824        3,422        2,349         (924)       1,425
   Long-term
    debt                                                        32       (1,517)      (1,485)
---------------------------------------------------------------------------------------------
 Total
 interest
   expense           47,783       12,958       60,741       38,835      (61,685)     (22,850)
---------------------------------------------------------------------------------------------
 Net change       $ 284,945     ($20,278)   $ 264,667    $ 227,113     ($41,468)   $ 185,645
---------------------------------------------------------------------------------------------

(1) Changes due to both volume and rate have been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.





                                        Commerce Bancorp, Inc. and Subsidiaries Average Balances and Net Interest Income

------------------------------------------------------------------------------------------------------------------------------------
                                                                  Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                             2004                                2003                             2002
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)            Average            Average         Average              Average       Average             Average
Earning Assets                    Balance   Interest   Rate          Balance    Interest    Rate        Balance   Interest   Rate
------------------------------------------------------------------------------------------------------------------------------------
Investment securities

Taxable                      $15,276,797    $736,216    4.82 %    $10,777,538    $508,758   4.72  %   $6,835,820    $387,811  5.67 %
Tax-exempt                       347,979      19,078    5.48          201,775      13,835   6.86         110,235       6,852  6.22
Trading                          169,242       8,592    5.08          193,376       9,637   4.98         214,016      12,193  5.70
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities   15,794,018     763,886    4.84       11,172,689     532,230   4.76       7,160,071     406,856  5.68
Federal funds sold                75,269         903    1.20           22,530         255   1.13          54,043         865  1.60
Loans
Commercial mortgages           3,091,350     189,743    6.14        2,419,855     152,642   6.31       2,037,091     138,864  6.82
Commercial                     2,024,648     110,416    5.45        1,605,845      87,782   5.47       1,219,182      73,338  6.02
Consumer                       2,908,561     166,851    5.74        2,224,197     137,138   6.17       1,815,679     130,143  7.17
Tax-exempt                       340,172      24,886    7.32          269,592      21,230   7.87         212,261      18,416  8.68
------------------------------------------------------------------------------------------------------------------------------------
Total loans                    8,364,731     491,896    5.88        6,519,489     398,792   6.12       5,284,213     360,761  6.83
------------------------------------------------------------------------------------------------------------------------------------
Total earning assets         $24,234,018  $1,256,685    5.19 %    $17,714,708    $931,277   5.26  %  $12,498,327    $768,482  6.15 %
------------------------------------------------------------------------------------------------------------------------------------
Sources of Funds
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities
Savings                       $5,446,713     $46,680    0.86 %     $3,676,147     $27,596   0.75  %   $2,416,884     $30,232  1.25 %
Interest-bearing demand       10,066,187      95,253    0.95        6,964,158      50,711   0.73       4,538,914      55,413  1.22
Time deposits                  2,454,910      46,182    1.88        2,335,124      53,721   2.30       1,882,823      61,393  3.26
Public funds                     878,310      13,626    1.55          852,319      12,394   1.45         925,827      20,174  2.18
------------------------------------------------------------------------------------------------------------------------------------
Total deposits                18,846,120     201,741    1.07       13,827,748     144,422   1.04       9,764,448     167,212  1.71

Other borrowed money             465,137       6,685    1.44          423,538       3,263   0.77         118,734       1,839  1.55
Long-term debt                   200,000      12,080    6.04          200,000      12,080   6.04         199,464      13,565  6.80
------------------------------------------------------------------------------------------------------------------------------------
Total deposits and interest-
        bearing liabilities   19,511,257     220,506    1.13       14,451,286     159,765   1.11      10,082,646     182,616  1.81
Noninterest-bearing funds
(net)                          4,722,761                            3,263,422                          2,415,681
------------------------------------------------------------------------------------------------------------------------------------
Total sources to fund
earning assets               $24,234,018    $220,506    0.91      $17,714,708    $159,765   0.90     $12,498,327    $182,616  1.46
------------------------------------------------------------------------------------------------------------------------------------
Net interest income and
margin tax-equivalent
basis                                     $1,036,179    4.28                     $771,512   4.36                    $585,866  4.69
Tax-exempt adjustment                         18,394                               15,646                             13,111
                                         ------------                         ------------                       ------------
Net interest income and margin            $1,017,785    4.20 %                   $755,866   4.27  %                 $572,755  4.58 %
------------------------------------------------------------------------------------------------------------------------------------
Other Balances
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks       $1,134,991                             $922,188                        $   630,134
Other assets                   1,376,006                            1,053,283                            702,898
Total assets                  26,618,555                           19,590,319                         13,752,237
Demand deposits
(noninterest-bearing)          5,408,094                            3,826,885                          2,674,233
Other liabilities                243,284                              279,203                            212,775
Stockholders' equity           1,455,920                            1,032,945                            782,583
------------------------------------------------------------------------------------------------------------------------------------



Notes

     --Weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis assuming a federal tax rate of 35%.
     --Non-accrual loans have been included in the average loan balance.

Noninterest Income

For 2004, noninterest income totaled $375.1 million, an increase of $42.6 million or 13% from 2003. Deposit charges and service fees increased $57.4 million, or 36%. Other operating income, which includes the Company's insurance and capital markets divisions, decreased by $13.6 million, or 8%. The decrease in other operating income is more fully depicted in the following chart.

                                   2004          2003
                               -------------  ------------
Other Operating Income:
   Insurance                      $  72,479      $  66,482
   Capital Markets                   28,053         42,518
   Loan Brokerage Fees               13,189         27,169
   Other                             40,585         31,780
                               -------------  ------------
     Total Other                   $154,306       $167,949
                               -------------  ------------

Commerce Insurance, the Company's insurance brokerage subsidiary, recorded increased revenues of $6.0 million, or 9%, while Commerce Capital Markets recorded decreased revenues of $14.5 million, or 34%. The decrease in revenues for Commerce Capital Markets was primarily attributable to the exit from the government public finance business and lower municipal trading results.

The decrease in loan brokerage fees resulted primarily from the reduced volume of mortgage refinancing activity in 2004, as compared to the record levels in 2003 as well as the Company's decision to hold certain loans in its portfolio. Other increased by $8.8 million, or 28%, primarily due to increased letter of credit fees and revenues generated by the Company's leasing division. Included in other noninterest income are gains on sale of SBA loans of $9.1 million and $11.7 million during 2004 and 2003, respectively.

Noninterest Expenses

Noninterest expenses totaled $938.8 million for 2004, an increase of $175.4 million, or 23% over 2003. Contributing to this increase was the opening of 49 new stores during 2004. With the addition of these new stores, staff, facilities, marketing, and related expenses rose accordingly.

Other noninterest expense increased by $44.8 million, or 30%. The increase in other noninterest expenses is depicted in the following chart.

                                     2004          2003
                                  ------------  ------------
Other Noninterest Expenses:
   Business Development Costs       $ 29,516      $ 24,937
   Bank-Card Related Service
    Charges                           35,728        25,382
   Professional                       40,515        24,597
    Services/Insurance
   Provisions for
    Non-Credit-Related Losses         22,243        15,546
   Other                              66,919        59,623
                                  ------------  ------------
     Total Other                    $194,921      $150,085
                                  ------------  ------------


The growth in business development costs, bank-card related service charges and non-credit-related losses, which includes fraud and forgery losses on deposit and other non-credit related items, was due to the Company's growth in new stores and customer accounts. The growth in professional services and insurance expense was primarily attributable to increased consulting and insurance costs related to the Company's growth as well as increased legal fees.

The Company experienced positive operating leverage in 2004, as revenue growth of 28% exceeded noninterest expense growth of 23%. One important factor influencing the growth in noninterest expense is that the Company absorbed significant start-up expenses related to the New York City and Long Island markets in prior years. As a result, the impact of the growth in noninterest expenses in these markets declined in 2004. A key industry productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (excluding other real estate expenses) to net interest income plus noninterest income (excluding non-recurring gains). This ratio equaled 67.62%, 70.38%, and 69.73%, in 2004, 2003, and 2002, respectively.
Management believes the Company's aggressive growth activities will keep its efficiency ratio above its peer group.


Income Taxes

The provision for federal and state income taxes for 2004 was $141.4 million compared to $98.8 million in 2003 and $73.1 million in 2002. The effective tax rate was 34.1%, 33.7% and 33.5% in 2004, 2003, and 2002, respectively. The increase in the effective income tax rate for 2004 was primarily due to the reduced impact of tax free interest income.

Net Income

Net income for 2004 was $273.4 million, an increase of $79.1 million, or 41% over the $194.3 million recorded for 2003.

Diluted net income per share of common stock for 2004 was $1.63 compared to $1.29 per common share for 2003.

Return on Average Equity and Average Assets

Two industry measures of performance by a banking institution are its return on average assets and return on average equity. Return on average assets ("ROA") measures net income in relation to total average assets and indicates a company's ability to employ its resources profitably. The Company's ROA was 1.03%, 0.99%, and 1.05% for 2004, 2003, and 2002, respectively. The increase in the Company's 2004 ROA as compared to the 2003 ROA was the result of the Company's positive operating leverage for 2004, which contributed to net income growth of 41%. Prior year ROA's were impacted in part by the significant start-up expenses related to the New York City and Long Island markets.

Return on average equity ("ROE") is determined by dividing annual net income by average stockholders' equity and indicates how effectively a company can generate net income on the capital invested by its stockholders. The Company's ROE was 18.78%, 18.81%, and 18.50% for 2004, 2003, and 2002, respectively.

Loan Portfolio

The following table summarizes the loan portfolio of the Company by type of loan as of December 31, for each of the years 2000 through 2004.



--------------------------------------------------------------------------------------------------------------------------
                                                                    December 31,
--------------------------------------------------------------------------------------------------------------------------
                                2004                 2003                2002                  2001                2000
--------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
Commercial:
Term                          $1,283,476           $1,027,526             842,869               600,374           469,564
Line of credit                 1,168,542              959,158             683,640               556,977           430,811
Demand                                                  1,077                 317                   440             1,400
--------------------------------------------------------------------------------------------------------------------------
                               2,452,018            1,987,761           1,526,826             1,157,791           901,775

Owner-occupied                 1,998,203            1,619,079           1,345,306             1,028,408           945,599

Consumer:
Mortgages
(1-4 family
  residential)                 1,340,009              918,686             626,652               471,680           351,644
Installment                      132,646              138,437             140,493               161,647           154,415
Home equity                    1,799,841            1,405,795           1,139,589               872,974           710,848
Credit lines                      69,079               60,579              56,367                43,196            30,254
--------------------------------------------------------------------------------------------------------------------------
                               3,341,575            2,523,497           1,963,101             1,549,497         1,247,161

Commercial real estate:
Investor developer             1,455,891            1,167,672             885,276               799,799           578,982
Construction                     206,924              142,567             102,080                47,917            13,743
--------------------------------------------------------------------------------------------------------------------------
                               1,662,815            1,310,239             987,356               847,716           592,725
--------------------------------------------------------------------------------------------------------------------------
Total loans                   $9,454,611           $7,440,576          $5,822,589            $4,583,412        $3,687,260
==========================================================================================================================



The Company manages risk associated with its loan portfolio through diversification, underwriting policies and procedures, and ongoing loan monitoring efforts. The commercial real estate portfolio includes investor/ developer permanent and construction loans and residential construction loans. The owner-occupied portfolio is comprised primarily of commercial real estate loans in which the borrower occupies a majority of the commercial space.
Owner-occupied and investor/ developer loans generally have five year call provisions and bear the personal guarantees of the principals involved. Financing for investor/developer construction is generally for pre-leased or pre-sold property, while residential construction is provided against firm agreements of sale with speculative construction generally limited to three samples per project. The commercial loan portfolio is comprised of loans to businesses in the Philadelphia and New York City metropolitan areas. These loans are generally secured by business assets, personal guarantees, and/or personal assets of the borrower. The consumer loan portfolio is comprised primarily of loans secured by first and second mortgage liens on residential real estate.

The contractual maturity ranges of the loan portfolio and the amount of loans with predetermined interest rates and floating rates in each maturity range, as of December 31, 2004, are summarized in the following table.

--------------------------------------------------------------------------------
                                            December 31, 2004
--------------------------------------------------------------------------------
                             Due in One    Due in One    Due in Over
                            Year or Less  to Five Years  Five Years    Total
--------------------------------------------------------------------------------
(dollars in thousands)
  Commercial:
  Term                      $  378,421   $  802,481   $  102,574   $1,283,476
  Line of credit             1,112,853       55,689                 1,168,542
-------------------------------------------------------------------------------
                             1,491,274      858,170      102,574    2,452,018

  Owner-occupied               375,001    1,059,003      564,199    1,998,203

  Consumer:
  Mortgages
  (1-4 family
    residential)                40,654      152,452    1,146,903    1,340,009
  Installment                   45,045       51,421       36,180      132,646
  Home equity                  137,615      503,920    1,158,306    1,799,841
  Credit lines                  23,737       45,342                    69,079
-------------------------------------------------------------------------------
                               247,051      753,135    2,341,389    3,341,575
  Commercial real estate:
  Investor developer           392,612      813,982      249,297    1,455,891
  Construction                 119,535       87,389                   206,924
-------------------------------------------------------------------------------
                               512,147      901,371      249,297    1,662,815
-------------------------------------------------------------------------------
  Total loans               $2,625,473   $3,571,679   $3,257,459   $9,454,611
-------------------------------------------------------------------------------
  Interest rates:
  Predetermined             $  721,526   $2,421,222   $2,205,961   $5,348,709
  Floating                   1,903,947    1,150,457    1,051,498    4,105,902
-------------------------------------------------------------------------------
  Total loans               $2,625,473   $3,571,679   $3,257,459   $9,454,611
===============================================================================


During 2004, loans increased $2.0 billion, or 27% from $7.4 billion to $9.4 billion. At December 31, 2004, loans represented 34% of total deposits and 31% of total assets. All segments of the loan portfolio experienced growth in 2004. Geographically, the metro Philadelphia market contributed 48% of the total growth in the loan portfolio while the northern New Jersey and metro New York markets contributed 25% and 27%, respectively. During 2004, the metro New York market continued to mature and its loan portfolio grew by almost 100%. The loan portfolios in metro Philadelphia and northern New Jersey grew by 21% and 23%, respectively.

The Company has traditionally been an active provider of real estate loans to creditworthy local borrowers, with such loans secured by properties within the Company's primary trade area. During 2004, commercial real estate lending increased $352.6 million or 27%, which was consistent with the overall growth in the loan portfolio. Loans to finance owner-occupied properties grew $379.1 million or 23%. Commercial loan growth of $464.3 million or 23% was led by activity in the middle market and healthcare sectors. Growth in consumer loans of $818.1 million, or 32%, was primarily in mortgage lending. The residential mortgage portfolio increased $421.3 million, or 46%, during 2004, due to the Company's decision to hold jumbo mortgage loans in its portfolio as opposed to selling them in the secondary market. The Company's home equity portfolio grew $394.0 million or 28%, which was consistent with the overall growth in the loan portfolio.

Non-Performing Loans and Assets

Non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at December 31, 2004 were $33.5 million or .11% of total assets, as compared to $23.6 million or .10% of total assets at December 31, 2003.

Total non-performing loans (non-accrual loans, and restructured loans, excluding loans past due 90 days or more and still accruing interest) at December 31, 2004 were $32.8 million as compared to $21.7 million a year ago. The Company generally places a loan on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. During 2004, commercial non-accrual loans increased $6.9 million or 63%. The increase in commercial non-accrual loans was primarily due to one large credit of approximately $9.3 million that was placed on non-accrual status during the third quarter of 2004. This increase was offset by a commercial credit of $3.5 million that was restructured and reclassified as a restructured loan during 2004. Generally loans past due 90 days are placed on non-accrual status, unless the loan is both well secured and in the process of collection. At December 31, 2004, loans past due 90 days or more and still accruing interest amounted to $602 thousand, compared to $538 thousand at December 31, 2003. Additional loans considered by the Company's internal loan review department as potential problem loans of $37.7 million at December 31, 2004, compared to $47.7 million at December 31, 2003, have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

Other real estate (ORE) totaled $626 thousand at December 31, 2004 as compared to $1.8 million at December 31, 2003. These properties have been written down to the lower of cost or fair value less disposition costs.

The Company has, on an ongoing basis, updated appraisals on non-performing loans secured by real estate. In those instances where updated appraisals reflect reduced collateral values, an evaluation of the borrowers' overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for loan losses.

The following summary presents information regarding non-performing loans and assets as of December 31, 2000 through 2004.


----------------------------------------------------------------------------------------
                                                Year Ended December 31,
----------------------------------------------------------------------------------------
                              2004        2003        2002         2001        2000
----------------------------------------------------------------------------------------
(dollars in thousands)
Non-accrual loans (1):
Commercial                     $17,874     $10,972     $ 6,829      $ 9,104     $ 7,468
Consumer                        10,138       9,242       6,326        4,390       3,467
Real estate
Construction                                   138         131        1,590       1,459
Mortgage                         1,317       1,389         882        1,749       1,155
----------------------------------------------------------------------------------------
Total non-accrual
Loans                           29,329      21,741      14,168       16,833      13,549
----------------------------------------------------------------------------------------
Restructured loans (1):
Commercial                       3,518           1           5            8          11
Real estate mortgage                                                                 82
----------------------------------------------------------------------------------------
Total restructured
loans                            3,518           1           5            8          93
----------------------------------------------------------------------------------------
Total non-performing
loans                           32,847      21,742      14,173       16,841      13,642
----------------------------------------------------------------------------------------
Other real estate                  626       1,831       3,589        1,549       2,959
----------------------------------------------------------------------------------------
Total non-performing
assets(1):                     $33,473     $23,573     $17,762      $18,390     $16,601
----------------------------------------------------------------------------------------
Non-performing
assets as a percent
of total assets                  0.11%        0.10%       0.11%        0.16%       0.20%
----------------------------------------------------------------------------------------
Loans past due 90
days or more and still
accruing interest              $  602      $  538      $   620      $   519     $   489
----------------------------------------------------------------------------------------



(1)  Interest  income  of  approximately  $2,906,000,   $1,908,000,  $1,352,000,
     $2,092,000,  and $1,731,000  would have been recorded in 2004,  2003, 2002,
     2001, and 2000 respectively, on non-performing loans in accordance with their original terms. Actual interest recorded on these loans amounted to $1,070,000 in 2004, $418,000 in 2003, $275,000 in 2002, $237,000 in 2001,
     and $525,000 in 2000.

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

In establishing the allowance, management evaluates individual large classified loans and nonaccrual loans, and determines an aggregate reserve for those loans based on that review. At December 31, 2004, approximately 26.4% of the allowance was attributed to individually evaluated loans. An allowance for the remainder of the loan portfolio is also determined based on historical loss experience within the components of the portfolio. These allocations may be modified if current conditions indicate that loan losses may differ from historical experience, based on economic factors and changes in portfolio mix and volume. At December 31, 2004, approximately 58.5% of the allowance was attributed to historical loss experience.

In addition, a portion of the allowance is established for losses inherent in the loan portfolio which have not been identified by the more quantitative processes described above. This determination inherently involves a higher degree of subjectivity, and considers risk factors that may not have yet manifested themselves in the Company's historical loss experience. Those factors include changes in levels and trends of charge-offs, delinquencies, and nonaccrual loans, trends in volume and terms of loans, changes in underwriting standards and practices, portfolio mix, tenure of loan officers and management, entrance into new geographic markets, changes in credit concentrations, and national and local economic trends and conditions. At December 31, 2004, approximately 15.1% of the allowance was attributed to these qualitative factors.

While the allowance for loan losses is maintained at a level believed to be adequate by management for estimated losses in the loan portfolio, determination of the allowance is inherently subjective, as it requires estimates, all of which may be susceptible to significant change. Changes in these estimates may impact the provisions charged to expense in future periods.

The allowance for loan losses is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Charge-offs occur when loans are deemed to be uncollectible. During 2004, net charge-offs amounted to $15.7 million, or .19% of average loans outstanding for the year, compared to $10.5 million, or .16% of average loans outstanding for 2003. Total charge-offs increased $6.1 million or 51% during 2004. The commercial and commercial real estate categories experienced increases of $3.8 million or 68% and $1.5 million or 612%, respectively. Both categories were impacted by a few large credits, relative to each portfolio, that were charged-off during the year. During 2004, the Company recorded provisions of $39.2 million to the allowance for loan losses compared to $31.9 million for 2003. The Company continued to proactively manage its exposure to credit risk in 2004. Based upon the application of the Company's reserve methodology, allowance levels increased by $23.6 million to $135.6 million at December 31, 2004, but decreased as a percentage of the total loans due to growth in the portfolio (1.43% at December 31, 2004 versus 1.51% at December 31, 2003).

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.



----------------------------------------------------------------------------------------
                                              Year Ended December 31,
----------------------------------------------------------------------------------------
                               2004         2003        2002        2001         2000
----------------------------------------------------------------------------------------
(dollars in thousands)
Balance at beginning
of period                    $112,057      $90,733     $66,981     $48,680      $38,382
Provisions charged to
operating expenses             39,238       31,850      33,150      26,384       13,931
----------------------------------------------------------------------------------------
                              151,295      122,583     100,131      75,064       52,313
----------------------------------------------------------------------------------------
Recoveries of loans
previously charged-off:
Commercial                      1,000          669         815         552          313
Consumer                        1,123          584         339         288          249
Commercial real
 estate                            52           11         176         134           14
----------------------------------------------------------------------------------------
Total recoveries                2,175        1,264       1,330         974          576
----------------------------------------------------------------------------------------
Loans charged-off:
Commercial                     (9,416)      (5,601)     (7,181)     (5,862)      (2,936)
Consumer                       (6,733)      (5,950)     (3,514)     (2,784)      (1,220)
Commercial real
 estate                        (1,701)        (239)        (33)       (411)         (53)
----------------------------------------------------------------------------------------
Total charged-off             (17,850)     (11,790)    (10,728)     (9,057)      (4,209)
----------------------------------------------------------------------------------------
Net charge-offs               (15,675)     (10,526)     (9,398)     (8,083)      (3,633)
----------------------------------------------------------------------------------------
Balance at end of period     $135,620     $112,057     $90,733     $66,981      $48,680
----------------------------------------------------------------------------------------
Net charge-offs as a
percentage of average
loans outstanding               0.19%        0.16%       0.18%       0.19%        0.11%
----------------------------------------------------------------------------------------
Allowance for loan losses
as a percentage of
year-end loans                  1.43%        1.51%       1.56%       1.46%        1.32%
----------------------------------------------------------------------------------------




Allocation of the Allowance for Loan Losses

The following table details the allocation of the allowance for loan losses to the various loan categories. The current year evaluation of the Company's allowance for loan losses by loan category has been expanded to include analyses under multiple economic and portfolio assumptions. The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans.



 -------------------------------------------------------------------------------------------------------------------------
                                                   Allowance for Loan Losses at December 31,
 -------------------------------------------------------------------------------------------------------------------------
                            2004                2003                2002                2001               2000
 -------------------------------------------------------------------------------------------------------------------------
                               % Gross             % Gross             % Gross             % Gross            % Gross
                       Amount   Loans      Amount   Loans     Amount    Loans     Amount    Loans     Amount   Loans
 -------------------------------------------------------------------------------------------------------------------------
 (dollars in
 thousands)
  Commercial           $ 47,230    26%    $ 50,400     27%     $33,708    26%      $24,110      25%    $20,396    24%
  Owner-occupied         29,488    21       26,862     22       24,539    23        18,060      22      14,546    26
  Consumer               38,100    35       13,082     34       14,497    34         9,915      34       4,632    34
  Commercial real
     estate              20,802    18       21,713     17       17,989    17        14,896      19       9,106    16
 -------------------------------------------------------------------------------------------------------------------------
                       $135,620   100%    $112,057    100%     $90,733   100%      $66,981     100%    $48,680   100%
 -------------------------------------------------------------------------------------------------------------------------


Investment Securities

The following table summarizes the Company's securities available for sale and securities held to maturity as of the dates shown.


-------------------------------------------------------------------
                                           December 31,
-------------------------------------------------------------------
                                 2004         2003         2002
-------------------------------------------------------------------
(dollars in thousands)
U.S. Government agency
and mortgage-backed
obligations                $ 7,902,816   $10,511,545   $ 7,659,737
Obligations of state and
political subdivisions          87,910        30,927        23,185
Equity securities               23,303        16,588        24,054
Other                           30,121        91,595        99,803
-------------------------------------------------------------------
Securities available
for sale                   $ 8,044,150   $10,650,655   $ 7,806,779
-------------------------------------------------------------------
U.S. Government agency
and mortgage-backed
obligations                $ 9,967,041   $ 2,193,577   $   624,688
Obligations of state and
political subdivisions         398,963       227,199        91,204
Other                           97,654        69,708        47,134
-------------------------------------------------------------------
Securities held to
maturity                   $10,463,658   $ 2,490,484   $   763,026
-------------------------------------------------------------------


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

In total, investment securities increased $5.4 billion from $13.3 billion to $18.7 billion at December 31, 2004. Deposit growth and other funding sources were used to increase the Company's investment portfolio. The available for sale portfolio decreased $2.6 billion to $8.0 billion, and the securities held to maturity portfolio increased $8.0 billion to $10.5 billion at year-end 2004. The portfolio of trading securities decreased to $169.1 million at year-end 2004 from $170.5 million at year-end 2003. During the fourth quarter of 2004, the Company transferred $5.9 billion of securities classified as available for sale to the held to maturity classification based on the Company's anticipated liquidity needs and expected annual cash flow from deposit growth and bond and loan prepayments. The aggregate market value of the securities transferred equaled their book value, with no effect on stockholders' equity, regulatory capital or results of operations. During the fourth quarter of 2004, the Company sold $126.0 million of securities from its held to maturity portfolio. These securities experienced a deterioration in creditworthiness which meets the specific exception provided for a sale of a security classified as held to maturity. Gross gains of $768 thousand and gross losses of $1.2 million were realized on the sale of these securities.

At December 31, 2004, the average life and duration of the investment portfolio were approximately 3.8 years and 3.2 years, respectively, as compared to 4.9 years and 3.9 years, respectively, at December 31, 2003. The Company's significant cash flow provides reinvestment opportunities as interest rates change. In addition, management continually reviews and repositions the investment portfolio to adjust for current and anticipated interest rate and yield curve levels.

The Company's investment portfolio consists primarily of U.S. Government agency and mortgage-backed obligations. These securities have little, if any, credit risk since they are either backed by the full faith and credit of the U.S. Government, or are guaranteed by an agency of the U.S. Government, or are AAA rated. These investment securities carry fixed coupons whose rate does not change over the life of the securities. Certain securities are purchased at premiums or discounts. Their yield will change depending on any change in the estimated rate of prepayments. The Company amortizes premiums and accretes discounts over the estimated life of the securities in the investment portfolio. Changes in the estimated life of the securities in the investment portfolio will lengthen or shorten the period in which the premium or discount must be amortized or accreted, thus affecting the Company's investment yields. For the year ended December 31, 2004, the yield on the investment portfolio was 4.84%, an increase of 8 basis points from 4.76% in fiscal year 2003.

At December 31, 2004, the net unrealized appreciation in securities available for sale included in stockholders' equity totaled $21.0 million, net of tax, compared to net unrealized depreciation of $3.7 million, net of tax, at December 31, 2003.

The contractual maturity distribution and weighted average yield of the Company's investment portfolio (excluding equity and trading securities) at December 31, 2004, are summarized in the following table. Weighted average yield is calculated by dividing income within each maturity range by the outstanding amortized cost amount of the related investment and has been tax effected, assuming a federal tax rate of 35%, on tax-exempt obligations.



-------------------------------------------------------------------------------------------------------------------------
                                                                    December 31, 2004
-------------------------------------------------------------------------------------------------------------------------
                                 Due Under 1 Year   Due 1-5 Years    Due 5-10 Years  Due Over 10 Years       Total
-------------------------------------------------------------------------------------------------------------------------
                                  Amount   Yield   Amount    Yield    Amount  Yield    Amount   Yield      Amount  Yield
-------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
Securities available for sale:
U.S. Government agency and
   mortgage-backed obligations    $61,927   1.44%                    $428,928  4.87% $7,411,961  4.83% $ 7,902,816  4.81%
Obligations of state and
   political subdivisions           3,395   7.12     $4,663     6.72%   3,038   3.22     76,814  2.40       87,910  2.84
Other securities                    2,289   0.99        275     4.00    2,180   5.97     25,377  8.62       30,121  7.81
-------------------------------------------------------------------------------------------------------------------------
                                  $67,611   1.71%    $4,983    6.57% $434,146  4.87% $7,514,152  4.82% $ 8,020,847  4.80%
-------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
U.S. Government agency and
   mortgage-backed obligations                        $ 366    8.46% $472,758  4.18% $9,493,917  4.94% $ 9,967,041  4.91%
Obligations of state and
   political subdivisions        $272,404   1.49%     4,326     3.23    1,303   3.55    120,930  5.22      398,963  2.67
Other securities                   97,654   2.36                                                            97,654  2.36
-------------------------------------------------------------------------------------------------------------------------
                                 $370,058   1.72%    $4,692    3.64% $474,061  4.18% $9,614,847  4.94% $10,463,658  4.80%
-------------------------------------------------------------------------------------------------------------------------




Deposits

Total deposits at December 31, 2004 were $27.7 billion, an increase of $7.0 billion or 34% above total deposits of $20.7 billion at December 31, 2003. The Company remains a deposit-driven financial institution with emphasis on core deposit accumulation and retention as a basis for sound growth and profitability. The Company regards core deposits as all deposits other than public certificates of deposit. Deposits in the various core categories increased $6.9 billion from year-end 2003 to year-end 2004. Core deposits by type of customer is as follows (in millions):

------------------------------------------------------
                                December 31,
------------------------------------------------------
                            2004            2003
------------------------------------------------------
Consumer                  $12,227        $ 9,760
Commercial                  9,138          6,599
Government                  5,292          3,420
------------------------------------------------------
           Total          $26,657        $19,779
------------------------------------------------------


Total deposits averaged $24.3 billion for 2004, an increase of $6.6 billion or 37% above the 2003 average. The average balance of noninterest-bearing demand deposits in 2004 was $5.4 billion, a $1.6 billion or 41% increase over the average balance for 2003. The average total balance of passbook and statement savings accounts increased $1.8 billion, or 48% compared to the prior year. The average balance of interest-bearing demand accounts for 2004 was $10.1 billion, a $3.1 billion or 44% increase over the average balance for the prior year. The average balance of time deposits and public funds for 2004 was $3.3 billion, a $145.8 million or 4% increase over the average balance for 2003. For 2004, the cost of total deposits was 0.83% as compared to 0.82% in 2003.

The Company believes that its record of sustaining core deposit growth is reflective of the Company's retail approach to banking which emphasizes a combination of superior customer service, convenient store locations, extended hours of operation, free checking accounts (subject to small minimum balance requirements) and active marketing. This approach is especially reflected in the Company's comparable store deposit growth. The Company's comparable store deposit growth is measured as the year over year percentage increase in core deposits at the balance sheet date. At December 31, 2004, the comparable store deposit growth for the Company's 224 stores open two years or more was 24% and for the Company's 270 stores open one year or more was 32%.

The average balances and weighted average rates of deposits for each of the years 2004, 2003, and 2002 are presented below.



-------------------------------------------------------------------------------------------------------------------------
                                                      2004                      2003                      2002
-------------------------------------------------------------------------------------------------------------------------
                                              Average      Average      Average      Average      Average     Average
                                              Balance        Rate       Balance        Rate       Balance       Rate
-------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
Demand deposits:
  Noninterest-bearing                       $  5,408,094              $  3,826,885               $ 2,674,233
  Interest-bearing (money market and
   N.O.W. accounts)                           10,066,187     0.95%       6,964,158     0.73%       4,538,914    1.22%
Savings deposits                               5,446,713     0.86        3,676,147     0.75        2,416,884    1.25
Time deposits/public funds                     3,333,220     1.79        3,187,443     2.07        2,808,650    2.90
-------------------------------------------------------------------------------------------------------------------------
Total deposits                              $ 24,254,214              $ 17,654,633               $12,438,681
-------------------------------------------------------------------------------------------------------------------------


The remaining maturity of certificates of deposit for $100,000 or more as of December 31, 2004, 2003 and 2002 is presented below:

--------------------------------------------------------------------------------
Maturity                              2004            2003          2002
--------------------------------------------------------------------------------
(dollars in thousands)
3 months or less                  $   983,909      $1,076,960    $  983,698
3 to 6 months                         182,573         357,810       164,568
6 to 12 months                        206,326         322,204       266,779
Over 12 months                        457,489         253,477       189,587
--------------------------------------------------------------------------------
Total                             $ 1,830,297      $2,010,451    $1,604,632
--------------------------------------------------------------------------------

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

The following table illustrates the GAP position of the Company as of December 31, 2004.



------------------------------------------------------------------------------------------------
                                               Interest Rate Sensitivity Gaps
                                                        31-Dec-04
-----------------------------------------------------------------------------------------------

                         Jan-90       91-180     181-365        5-Jan       Beyond
                          Days        Days         Days        Years       5 Years      Total
-----------------------------------------------------------------------------------------------
(dollars in millions)
Rate sensitive:
Interest-earning
assets
Loans                    $4,762.6      $120.8      $238.7    $2,154.9    $2,189.0    $9,466.0
Investment
 securities               1,049.0       993.0     1,829.5     9,158.1     5,647.3    18,676.9
-----------------------------------------------------------------------------------------------
Total interest-
earning assets            5,811.6     1,113.8     2,068.2    11,313.0     7,836.3    28,142.9
-----------------------------------------------------------------------------------------------
Interest-bearing
liabilities
Transaction
accounts                  5,674.9                                        12,419.4    18,094.3
Time deposits             1,456.4       456.9       504.0       740.7                 3,158.0
Other borrowed
money                       661.2                                                       661.2
Long-term debt                                                              200.0       200.0
-----------------------------------------------------------------------------------------------
Total interest-
bearing
liabilities               7,792.5       456.9       504.0       740.7    12,619.4    22,113.5
-----------------------------------------------------------------------------------------------
Period gap               (1,980.9)      656.9     1,564.2    10,572.3    (4,783.1)   $6,029.4
-----------------------------------------------------------------------------------------------
Cumulative gap          ($1,980.9)  ($1,324.0)     $240.2   $10,812.5    $6,029.4
-----------------------------------------------------------------------------------------------
Cumulative gap as a
percentage of total
interest-earning
assets                      (7.0%)      (4.7%)        0.9%       38.4%       21.4%
-----------------------------------------------------------------------------------------------



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

The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 10% of net income in the flat rate scenario in the first year and within 15% over the two year time frame. Net income in the flat rate scenario is projected to increase by approximately 25% per year. The following table illustrates the impact on projected net income at December 31, 2004 and 2003 of a plus 200 and minus 100 basis point change in interest rates.

------------------------------------------------------------
                                  Basis Point Change:
------------------------------------------------------------
                                Plus 200       Minus 100
------------------------------------------------------------
December 31, 2004:
   Twelve Months                  4.3%          (4.2)%
   Twenty Four Months             9.0%          (9.6)%

December 31, 2003:
   Twelve Months                  1.6%          (2.3)%
   Twenty Four Months             6.8%          (2.3)%

All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO. In the event the model indicates an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale investment portfolio, the use of risk management strategies such as interest rate swaps and caps, or fixing the cost of its short-term borrowings.

Many assumptions were used by the Company to calculate the impact of changes in interest rates, including the proportionate shift in rates. Actual results may not be similar to the Company's projections due to several factors including the timing and frequency of rate changes, market conditions and the shape of the yield curve. In general, a flattening yield curve would result in reduced net interest income compared to the current flat rate scenario and proportionate rate shift assumptions. Actual results may also differ due to the Company's actions, if any, in response to the changing rates.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate plus 200 and minus 100 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate plus 200 or minus 100 basis point change would result in the loss of 45% or more of the excess of market value over book value in the current rate scenario. At December 31, 2004, the market value of equity indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of the Company's assets and liabilities given an immediate plus 200 or minus 100 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company's core deposits, or the core deposit premium. Utilizing an independent consultant, the Company has completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums. The studies have consistently confirmed management's assertion that the Company's core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than the Company's loans and investment securities. Thus, these core deposit balances provide an internal hedge to market value fluctuations in the Company's fixed rate assets. Management believes the core deposit premiums produced by its core deposit study and utilized in its market value of equity model at December 31, 2004 provide an accurate assessment of the Company's interest rate risk. The following table depicts the average lives of the Company's loans, investments and deposits at December 31, 2004:

        --------------------------------------------
                                      Average Life
                                       (in years)
        --------------------------------------------

           Loans                          3.5
           Investments                    3.8
           Deposits                      14.9

The market value of equity model analyzes both sides of the balance sheet and, as indicated below, demonstrates the inherent value of the Company's core deposits in a rising rate environment. As rates rise, the value of the Company's core deposits increases which helps offset the decrease in value of the Company's fixed rate assets. The following table summarizes the market value of equity at December 31, 2004 (in millions, except for per share amounts):

------------------------------------------------------------
                            Market Value of
                                 Equity        Per Share
------------------------------------------------------------

   Plus 200 basis point          $6,138         $38.21
   Current Rate                  $5,932         $36.93
   Minus 100 basis point         $5,004         $31.15

Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company's liquidity needs are primarily met by growth in core deposits, its cash position, and cash flow from its amortizing investment and loan portfolios. If necessary, the Company has the ability to raise liquidity through collateralized borrowings, FHLB advances, or the sale of its available for sale investment portfolio. As of December 31, 2004 the Company had in excess of $13.0 billion in immediately available liquidity which includes securities that could be sold or used for collateralized borrowings, cash on hand, and borrowing capacities under existing lines of credit. During 2004, deposit growth and short-term borrowings were used to fund growth in the loan portfolio and purchase additional investment securities.

Other Borrowed Money

Other borrowed money, or short-term borrowings, which consist primarily of securities sold under agreement to repurchase, federal funds purchased, and lines of credit, were used in 2004 to meet short-term liquidity needs. For 2004, short-term borrowings averaged $465.1 million as compared to $423.5 million in 2003. The average rate on the Company's short-term borrowings was 1.44% and 0.77% during 2004 and 2003, respectively. At December 31, 2004, short-term borrowings included $586.2 million of securities sold under agreements to repurchase at an average rate of 2.28%, compared to $311.5 million at an average rate of 1.10% as of December 31, 2003.

Long-Term Debt

On March 11, 2002 the Company issued $200 million of 5.95% Convertible Trust Capital Securities through Commerce Capital Trust II, a Delaware business trust. The equity in the business trust is netted against the long-term debt on the Consolidated Balance Sheets. The Convertible Trust Capital Securities mature in 2032. The net proceeds of this offering were used for general corporate purposes, including the redemption of the Company's $57.5 million of 8.75% Trust Capital Securities on July 1, 2002 and the repayment of the Company's $23.0 million of 8 3/8% subordinated notes on May 20, 2002. On April 1, 2004, the Convertible Trust Capital Securities became convertible at the option of the holder. The holders of the Convertible Trust Capital Securities may convert each security into 1.8956 shares of Company common stock.

The Company may call the Convertible Trust Capital Securities on or after March 11, 2005, provided various terms and conditions are met, primarily related to the market price of the Company's common stock. In summary, the Company's common stock must trade at a price of $31.65 or higher for 20 trading days in a period of 30 consecutive trading days in order for the Company to force conversion.

As discussed in Note 1 - Significant Accounting Policies of the Notes to Consolidated Financial Statements, which appears elsewhere herein, the Company has calculated the effect of these securities on diluted net income per share by using the if-converted method. Under the if-converted method, the related interest charges on the Convertible Trust Capital Securities, adjusted for income taxes, have been added back to the numerator and the common shares to be issued upon conversion (7.6 million common shares) have been added to the denominator. Refer to Note 13 - Earnings Per Share of the Notes to Consolidated Financial Statements, which appears elsewhere herein, for illustration of the if-converted method.

Stockholders' Equity and Dividends

At December 31, 2004, stockholders' equity totaled $1.7 billion, up $388.4 million or 30% over stockholders' equity of $1.3 billion at December 31, 2003. This increase was due to the Company's increase in net income for the year, as well as shares issued under the Company's dividend reinvestment and employee compensation and benefit plans. Stockholders' equity as a percent of total assets was 5.5% at December 31, 2004 and 5.6% at December 31, 2003.

Capital Resources

In August 2003, the Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission (SEC). This shelf registration statement allows the Company to periodically offer and sell, individually or in any combination, common stock, preferred stock, debt securities, trust preferred securities, warrants to purchase other securities and units (which include a combination of any of the preceding securities) up to a total of $500 million, subject to market conditions and the Company's capital needs. During September 2003, the Company completed an offering of 5,000,000 shares of common stock for aggregate proceeds of approximately $209 million under this Form S-3 shelf registration. The proceeds from this offering are being used to support the Company's growth.

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

------------------------------------------------------------------
                                                      Minimum
                                                    Regulatory
                              December 31,          Requirements
------------------------------------------------------------------
                              2004     2003        2004     2003
------------------------------------------------------------------
Risk based capital ratios:

   Tier 1                     12.30%   12.66%      4.00%    4.00%
   Total capital              13.25    13.62       8.00     8.00
Leverage ratio                 6.19     6.61       4.00     4.00
------------------------------------------------------------------

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

At December 31, 2004 the Company's consolidated capital levels and each of the Company's banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%.

The Company's common stock is listed for trading on the New York Stock Exchange under the symbol CBH. The quarterly market price ranges and dividends declared per common share (as adjusted for the two-for-one stock split effective March 7, 2005) for each of the last two years are shown in the table below. As of January 27, 2005, there were approximately 58,000 holders of record of the Company's common stock.

------------------------------------------------------------
                     Common Share Data
------------------------------------------------------------
                             Market Prices      Dividends
                         -------------------    Declared
                           High      Low        Per Share
------------------------------------------------------------
2004 Quarter Ended
 December 31                $32.20   $28.16      $0.1100
 September 30                28.18    24.12       0.0950
 June 30                     33.39    27.51       0.0950
 March 31                    32.94    26.58       0.0950

2003 Quarter Ended
 December 31                $26.65   $23.67      $0.0950
 September 30                23.96    18.65       0.0825
 June 30                     20.34    18.19       0.0825
 March 31                    22.80    18.87       0.0825
------------------------------------------------------------

The Company offers a Dividend Reinvestment and Stock Purchase Plan by which dividends on the Company's common stock and optional monthly cash payments may be invested in the Company's common Stock at a 3% discount (subject to change) to the market price and without payment of brokerage commissions.

Contractual Obligations and Commitments

As disclosed in the Notes to Consolidated Financial Statements, which appears elsewhere herein, the Company has certain obligations and commitments to make future payments under contracts. At December 31, 2004, the aggregate contractual obligations and commitments are shown in the following table.




     Contractual Obligations                              Payments Due By Period
---------------------------------------------------------------------------------------------------
                                                     One to     Three to     Beyond
                                        One Year     Three         Five       Five
                                        or Less      Years        Years       Years       Total
---------------------------------------------------------------------------------------------------
(dollars in millions)
Deposits without a stated maturity    $ 7,596.9                           $16,904.0   $24,500.9
Time deposits                           2,417.3     $399.4      $341.30                 3,158.0
Other borrowed money                      661.2                                           661.2
Long-term debt                                                                200.0       200.0
Operating leases                           36.2       72.7        72.6        372.9       554.4
--------------------------------------------------------------------------------------------------
Total                                 $10,711.6     $472.1      $413.9    $17,476.9   $29,074.5
--------------------------------------------------------------------------------------------------


Commitments                                               Expiration by Period
--------------------------------------------------------------------------------------------------
                                                     One to     Three to     Beyond
                                        One Year     Three         Five       Five
                                        or Less      Years        Years       Years       Total
---------------------------------------------------------------------------------------------------
(dollars in millions)
Standby letters of credit              $  366.4   $  188.2      $221.0     $ 11.8   $    787.4
Lines of credit                         1,636.1      164.4        65.0       18.6      1,884.1
Commitments to extend credit:
Construction                              209.7      341.8         2.0        4.7        558.2
Home equity                                66.2      132.4       132.4      662.1        993.1
Other                                     420.7      188.1                               608.8
--------------------------------------------------------------------------------------------------
Total                                  $2,699.1   $1,014.9      $420.4     $697.2     $4,831.6
--------------------------------------------------------------------------------------------------



Related Parties

The Company engaged in certain activities with entities that would be considered related parties. Management believes disbursements made to related parties were substantially equivalent to those that would have been paid to unaffiliated companies for similar goods and services (further discussed in Note 3 - Loans and Note 6 - Bank Premises, Equipment, and Leases of the Notes to Consolidated Financial Statements, which appear elsewhere herein).

Recent Accounting Statements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), "Share-Based Payment" (FAS 123R), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123). FAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and amends FASB Statement No. 95, "Statement of Cash Flows" (FAS 95). FAS 123R requires all share-based payments to employees to be recognized in the income statement based on their fair values and no longer allows pro forma disclosure as an alternative to reflecting the impact of share-based payments on net income and earnings per share. FAS 123R must be adopted no later than July 1, 2005. The Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and therefore does not recognize compensation expense for employee stock options. Accordingly, the adoption of FAS 123R will impact the Company's financial results. While the future impact cannot be predicted, had the Company adopted FAS 123R in prior periods, the impact would have approximated the impact of FAS 123 as disclosed in Note 1 - Significant Accounting Policies of the Notes to Consolidated Financial Statements, which appears elsewhere herein. The Company plans to adopt FAS 123R on July 1, 2005.

Results of Operations - 2003 versus 2002

Net income for 2003 was $194.3 million compared to $144.8 million in 2002. Diluted net income per common share was $1.29 compared to $1.01 per common share for the prior year.

Net interest income on a tax-equivalent basis for 2003 amounted to $771.5 million, an increase of $185.6 million, or 32% over 2002.

Interest income on a tax-equivalent basis increased $162.8 million or 21% to $931.3 million in 2003. This increase was primarily related to volume increases in the loan and investment portfolios. Interest expense for 2003 decreased $22.8 million to $159.8 million from $182.6 million in 2002. This decrease was primarily related to decreases in the rates paid on the Company's deposits and other borrowed money.

During 2003, the Company recorded provisions of $31.9 million to the allowance for loan losses compared to $33.2 million for 2002. At December 31, 2003, the allowance aggregated $112.1 million or 1.51% of total loans. Despite the $21.3 million or 24% increase in the allowance level during 2003, the allowance as a percentage of total loans decreased 3%, which was primarily due to significant growth in the loan portfolio of 28% during the same period. For 2003, noninterest income totaled $332.5 million, an increase of $75.0 million or 29% from 2002.

The growth in noninterest income was primarily reflected in increased deposit and service fees and other operating income, including the Company's insurance and capital markets divisions. Deposit charges and service fees increased $29.6 million, or 23%, over 2002 due primarily to higher transaction volumes. Commerce Insurance recorded an increase of $10.6 million in revenues to $66.5 million from $55.9 million in 2002. Commerce Capital Markets generated noninterest revenues of $42.5 million in 2003, an increase of $7.4 million from revenues of $35.1 million in 2002. Loan brokerage fees increased by $8.5 million in 2003.

Noninterest expenses totaled $763.4 million for 2003, an increase of $184.2 million, or 32% over 2002. Contributing to this increase was the addition of 46 new stores. With the addition of these new stores, staff, facilities, marketing, and related expenses rose accordingly. Salaries and benefits had the largest increase of $78.0 million during 2003. Other noninterest expenses rose $26.0 million to $150.1 million in 2003. This increase included increased bank-card related service charges of $3.5 million, increased business development expenses of $3.3 million and increased professional services/insurance expenses of $5.5 million.


                           ---------------------------

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

See Item 7,  Management's  Discussion  and Analysis of Financial  Condition  and
Results  of  Operations;   Interest  Rate  Sensitivity  and  Liquidity  included
elsewhere herein.

Commerce Bancorp, Inc.
Report on Management's Assessment of Internal Control Over Financial Reporting

Commerce Bancorp, Inc. is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management's best estimates and judgments.

We, as management of Commerce Bancorp, Inc., are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are only being made in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the Company's system of internal control over financial reporting as of December 31, 2004, in relation to criteria for effective internal control over financial reporting as described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2004, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control - Integrated Framework. Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.


                                           /s/ Vernon W. Hill, II
                              -----------------------------------------------
                                            Vernon W. Hill, II
                              Chairman, President and Chief Executive Officer
                                       (Principal Executive Officer)


                                            /s/ Douglas J. Pauls
                              -----------------------------------------------
                                             Douglas J. Pauls
                             Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)



March 15, 2005

Commerce Bancorp, Inc.
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Effectiveness of Internal Control Over Financial Reporting

Audit Committee of the Board of Directors and the Stockholders of Commerce Bancorp, Inc.

We have audited management's assessment, included in the accompanying Report on Management's Assessment of Internal Control Over Financial Reporting, that Commerce Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Commerce Bancorp, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Commerce Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Commerce Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Commerce Bancorp, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of Commerce Bancorp, Inc. and our report dated March 15, 2005, expressed an unqualified opinion thereon.


                                                      Ernst & Young LLP

Philadelphia, Pennsylvania
March 15, 2005

Commerce Bancorp, Inc.
Report Ernst & Young LLP, Independent Registreed Public Accounting Firm, on Consolidated Financial Statements

Audit Committee of the Board of Directors and the Stockholders of Commerce Bancorp, Inc.

We have  audited  the  accompanying  consolidated  balance  sheets  of  Commerce
Bancorp, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Bancorp, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Commerce Bancorp, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion thereon.


                                                      Ernst & Young LLP

Philadelphia, Pennsylvania
March 15, 2005

Item 8.       Financial Statements and Supplementary Data

Consolidated Balance Sheets



---------------------------------------------------------------------------------------------------------------------------
                                                                                                  December 31
---------------------------------------------------------------------------------------------------------------------------
                (dollars in thousands)                                                     2004               2003
---------------------------------------------------------------------------------------------------------------------------
Assets          Cash and due from banks                                                  $ 1,050,806       $   910,092
                Loans held for sale                                                           44,072            42,769
                Trading securities                                                           169,103           170,458
                Securities available for sale                                              8,044,150        10,650,655
                Securities held to maturity                                               10,463,658         2,490,484
                   (market value 2004 -$10,430,451; 2003- $2,467,192)
                Loans                                                                      9,454,611         7,440,576
                   Less allowance for loan losses                                            135,620           112,057
                -----------------------------------------------------------------------------------------------------------
                                                                                           9,318,991         7,328,519
                Bank premises and equipment, net                                           1,059,519           811,451
                Other assets                                                                 351,346           307,752
                -----------------------------------------------------------------------------------------------------------
                Total assets                                                             $30,501,645       $22,712,180
---------------------------------------------------------------------------------------------------------------------------
Liabilities     Deposits:
                   Demand:
                      Noninterest-bearing                                                 $6,406,614        $4,574,714
                      Interest-bearing                                                    11,604,066         8,574,297
                   Savings                                                                 6,490,263         4,222,282
                   Time                                                                    3,157,942         3,330,107
                -----------------------------------------------------------------------------------------------------------
                          Total deposits                                                  27,658,885        20,701,400

                Other borrowed money                                                         661,195           311,510
                Other liabilities                                                            315,860           221,982
                Long-term debt                                                               200,000           200,000
                -----------------------------------------------------------------------------------------------------------
                                                                                          28,835,940        21,434,892
---------------------------------------------------------------------------------------------------------------------------
Stockholders'
Equity          Common stock, 160,635,618 shares issued (153,738,830 shares in 2003)         160,636           153,739
                Capital in excess of par value                                               951,476           789,225
                Retained earnings                                                            543,978           347,365
                Accumulated other comprehensive income (loss)                                 20,953            (3,702)
                -----------------------------------------------------------------------------------------------------------
                                                                                           1,677,043         1,286,627
                Less treasury stock, at cost, 795,610 shares (726,152 shares in               11,338             9,339
                2003)
                -----------------------------------------------------------------------------------------------------------
                          Total stockholders' equity                                       1,665,705         1,277,288
                -----------------------------------------------------------------------------------------------------------
                Total liabilities and stockholders' equity                               $30,501,645       $22,712,180
                -----------------------------------------------------------------------------------------------------------
                See accompanying notes.



Consolidated Statements of Income



--------------------------------------------------------------------------------------------------------------------------------
                                                                                            Year Ended December 31,
--------------------------------------------------------------------------------------------------------------------------------
                   (dollars in thousands, except per share amounts)                    2004            2003            2002
--------------------------------------------------------------------------------------------------------------------------------
Interest           Interest and fees on loans                                        $483,186       $ 391,361       $ 354,315
Income             Interest on investment securities                                  754,202         524,015         400,191
                   Other interest                                                         903             255             865
                   -------------------------------------------------------------------------------------------------------------
                                Total interest income                               1,238,291         915,631         755,371
                   -------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Interest           Interest on deposits:
Expense                 Demand                                                         95,253          50,711          55,413
                        Savings                                                        46,680          27,596          30,232
                        Time                                                           59,808          66,115          81,567
                   -------------------------------------------------------------------------------------------------------------
                                Total interest on deposits                            201,741         144,422         167,212
                   Interest on other borrowed money                                     6,685           3,263           1,839
                   Interest on long-term debt                                          12,080          12,080          13,565
                   -------------------------------------------------------------------------------------------------------------
                                Total interest expense                                220,506         159,765         182,616
                   -------------------------------------------------------------------------------------------------------------

                   Net interest income                                              1,017,785         755,866         572,755
                   Provision for loan losses                                           39,238          31,850          33,150
                   -------------------------------------------------------------------------------------------------------------
                   Net interest income after provision for loan losses                978,547         724,016         539,605
--------------------------------------------------------------------------------------------------------------------------------
Noninterest        Deposit charges and service fees                                   218,126         160,678         131,033
Income             Other operating income                                             154,306         167,949         126,433
                   Net investment securities gains                                      2,639           3,851
                   -------------------------------------------------------------------------------------------------------------
                                Total noninterest income                              375,071         332,478         257,466
                   -------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Noninterest        Salaries and benefits                                              431,144         354,954         276,933
Expense            Occupancy                                                          121,210          95,926          56,498
                   Furniture and equipment                                            109,242          89,162          66,700
                   Office                                                              46,025          39,190          31,186
                   Marketing                                                           36,236          34,075          23,733
                   Other                                                              194,921         150,085         124,118
                   -------------------------------------------------------------------------------------------------------------
                                Total noninterest expenses                            938,778         763,392         579,168
                   -------------------------------------------------------------------------------------------------------------
                   Income before income taxes                                         414,840         293,102         217,903
                   Provision for federal and state income taxes                       141,422          98,815          73,088
                   -------------------------------------------------------------------------------------------------------------
                   Net income                                                        $273,418       $ 194,287       $ 144,815
                   -------------------------------------------------------------------------------------------------------------

                   Net income per common and common equivalent share:
                            Basic                                                    $  1.74        $   1.36        $   1.08
                   -------------------------------------------------------------------------------------------------------------
                            Diluted                                                  $  1.63        $   1.29        $   1.01
                   -------------------------------------------------------------------------------------------------------------
                   Average common and common equivalent shares outstanding:
                            Basic                                                    156,625         142,169         133,590
                   -------------------------------------------------------------------------------------------------------------
                            Diluted                                                  172,603         156,507         149,389
                   -------------------------------------------------------------------------------------------------------------
                   Dividends declared, common stock                                  $  0.40        $   0.34        $   0.31
                   -------------------------------------------------------------------------------------------------------------
                   See accompanying notes.




Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------------------
                                                                                           Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------
                   (dollars in thousands)                                             2004           2003           2002
------------------------------------------------------------------------------------------------------------------------------
Operating          Net income                                                      $  273,418       $194,287       $144,815
Activities         Adjustments to reconcile net income to net cash
                      provided by operating activities:
                        Provision for loan losses                                      39,238         31,850         33,150
                        Provision for depreciation, amortization
                          and accretion                                               133,535        132,432         70,462
                        Gains on sales of securities                                   (2,639)        (3,851)
                        Proceeds from sales of loans held for sale                    750,854      1,554,440      1,416,613
                        Originations of loans held for sale                          (752,157)    (1,500,289)    (1,440,272)
                        Net decrease (increase) in trading securities                   1,355        156,021        (43,668)
                        Increase in other assets                                      (58,429)       (30,489)      (107,483)
                        Increase (decrease) in other liabilities                       82,851        (55,229)       150,194
                        Deferred income tax expense                                    16,005         15,417          6,359
                   -----------------------------------------------------------------------------------------------------------
                                Net cash provided by operating activities             484,031        494,589        230,170

Investing          Proceeds from the sales of securities available for sale         2,119,230      4,864,321      1,506,996
Activities         Proceeds from the sales of securities held to maturity             125,580
                   Proceeds from the maturity of securities available for sale      3,876,918      4,828,747      2,413,025
                   Proceeds from the maturity of securities held to maturity        1,019,449        613,848        486,292
                   Purchase of securities available for sale                       (9,304,341)   (12,777,850)    (7,437,004)
                   Purchase of securities held to maturity                         (3,203,025)    (2,342,384)      (118,221)
                   Net increase in loans                                           (2,029,710)    (1,628,513)    (1,248,575)
                   Capital expenditures                                              (339,956)      (300,335)      (220,048)
                   -----------------------------------------------------------------------------------------------------------
                                Net cash used by investing activities              (7,735,855)    (6,742,166)    (4,617,535)

Financing          Net increase in demand and savings deposits                      7,129,650      5,631,174      3,801,855
Activities         Net (decrease) increase in time deposits                          (172,165)       521,385        561,393
                   Net increase (decrease) in other borrowed money                    349,685        (80,131)       127,087
                   Dividends paid                                                     (59,205)       (46,525)       (39,911)
                   Issuance of common stock                                                          208,825
                   Issuance of long-term debt                                                                       200,000
                   Redemption of long-term debt                                                                     (80,500)
                   Proceeds from issuance of common stock under
                     dividend reinvestment and other stock plans                      146,057        116,908         66,809
                   Other                                                               (1,484)        (5,401)         4,328
                   -----------------------------------------------------------------------------------------------------------
                                Net cash provided by financing activities           7,392,538      6,346,235       4,641,061

                   Increase in cash and cash equivalents                              140,714         98,658        253,696
                   Cash and cash equivalents at beginning of year                     910,092        811,434        557,738
                   -----------------------------------------------------------------------------------------------------------
                   Cash and cash equivalents at end of year                        $1,050,806       $910,092       $811,434
                   -----------------------------------------------------------------------------------------------------------

                   Supplemental disclosures of cash flow information: Cash paid during the year for:
                        Interest                                                   $  218,986       $161,637       $185,143
                        Income taxes                                                  127,538         62,569         59,644
                     Other noncash activities:
                        Transfer of securities to securities held to maturity       5,919,301

See accompanying notes.




Consolidated Statements of Changes in Stockholders' Equity
-------------------------------------------------------------------------------------------------------------------
Years ended December 31, 2004, 2003 and 2002

(in thousands, except per share amounts)                                                     Accumulated
                                                                                              Other
                                                           Capital in                       Comprehensive
                                                 Common     Excess of   Retained   Treasury   Income
                                                  Stock     Par Value   Earnings    Stock     (Loss)     Total
-------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001                  $131,665     $396,065     $94,698   $(1,622)  $15,764   $636,570
-------------------------------------------------------------------------------------------------------------------
Net income                                                               144,815                        144,815
 Other comprehensive income, net of tax
 Unrealized gain on securities (pre-tax                                                       97,850     97,850
$153,397)
 Reclassification adjustment (pre-tax $0)
                                                                                                      -------------
 Other comprehensive income                                                                              97,850
                                                                                                      -------------
       Total comprehensive income                                                                       242,665
Cash dividends                                                          (39,911)                        (39,911)
Shares issued under dividend reinvestment and
 compensation and benefit plans (4,196 shares)    4,196       62,613                                     66,809
Acquisition of insurance brokerage agency           226        4,520                                      4,746
(226 shares)
Other                                                (1)       7,554           2      (424)               7,131
-------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2002                  $136,086     $470,752    $199,604   $(2,046) $113,614   $918,010
-------------------------------------------------------------------------------------------------------------------
Net income                                                               194,287                        194,287
 Other comprehensive loss,  net of tax
 Unrealized loss on securities (pre-tax                                                      (93,273)   (93,273)
$146,701)
 Reclassification adjustment (pre-tax $36,988)                                               (24,043)   (24,043)
                                                                                                      -------------
 Other comprehensive loss                                                                              (117,316)
       Total comprehensive income                                                                        76,971
Cash dividends                                                           (46,525)                       (46,525)
Shares issued under dividend reinvestment and
 compensation and benefit plans (7,564 shares)    7,564      109,344                                    116,908
Common stock issued (10,000 shares)              10,000      198,825                                    208,825
Acquisition of insurance brokerage agency (88        88        1,804                                      1,892
shares)
Other                                                 1        8,500          (1)   (7,293)               1,207
-------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2003                  $153,739     $789,225    $347,365   $(9,339)  $(3,702) $1,277,288
-------------------------------------------------------------------------------------------------------------------
Net income                                                               273,418                        273,418
 Other comprehensive income,  net of tax
 Unrealized gain on securities (pre-tax                                                        1,465      1,465
$3,222)
 Reclassification adjustment (pre-tax $35,677)                                                23,190     23,190
                                                                                                      -------------
 Other comprehensive income                                                                              24,655
       Total comprehensive income                                                                       298,073
Cash dividends                                                           (62,258)                       (62,258)
Shares issued under dividend reinvestment and
 compensation and benefit plans (6,898 shares)    6,898      139,159                                    146,057
Other                                                (1)      23,092     (14,547)   (1,999)               6,545
-------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2004                  $160,636     $951,476    $543,978  $(11,338)  $20,953 $1,665,705
===================================================================================================================
See accompanying notes.


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

The Company is a multi-bank holding company headquartered in Cherry Hill, New Jersey, operating primarily in the metropolitan Philadelphia and metropolitan New York markets. Through its subsidiaries, the Company provides retail and commercial banking services, corporate trust services, insurance brokerage services, and certain securities services.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Split
Per share data and other appropriate share information for all periods presented have been restated for the two-for-one stock split in the form of a 100% stock dividend effective March 7, 2005.

Investment Securities
Investment securities are classified as held to maturity when the Company has the intent and ability to hold those securities to maturity. Securities held to maturity are stated at cost and adjusted for accretion of discounts and amortization of premiums.

Those securities that might be sold in response to changes in market interest rates, prepayment risk, the Company's income tax position, the need to increase regulatory capital, or similar other factors are classified as available for sale. Available for sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for accretion of discounts and amortization of premiums. Realized gains and losses are determined on the specific identification method and are included in noninterest income.

Commerce Capital Markets, Inc. (CCMI) maintains a portfolio of trading account securities, which are carried at market. Gains and losses, both realized and unrealized, are included in other operating income. Trading gains of $4.4 million, $13.0 million, and $11.5 million were recorded in 2004, 2003, and 2002, respectively, including unrealized losses of $85,000 and $192,000 at December 31, 2004 and 2003, respectively.

Loans
Loans are stated at principal amounts outstanding, net of deferred loan origination fees and costs. Interest income on loans is accrued and credited to interest income monthly as earned. Loans held for sale are valued on an aggregate basis at the lower of cost or fair value. Net deferred loan origination fees and costs are amortized over the estimated lives of the related loans as an adjustment to the yield.

Loans are placed on a non-accrual status and cease accruing interest when loan payment performance is deemed unsatisfactory. However, all loans past due 90 days are placed on non-accrual status, unless the loan is both well secured and in the process of collection.

Allowance for Loan Losses
The allowance for loan losses is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. The level of the allowance is based on an evaluation of individual large classified loans and nonaccrual loans, the Company's historical loss experience and the risk characteristics included in the loan portfolio. While the allowance for loan losses is maintained at a level considered to be adequate by management for estimated losses in the loan portfolio, determination of the allowance is inherently subjective, as it requires estimates that may be susceptible to significant change.

Notes to Consolidated Financial Statements

Transfers of Financial Assets
The Company accounts for the transfers of financial assets, including sales of loans, as sales when control over the asset has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase before their maturity.

Bank Premises and Equipment
Bank premises and equipment are carried at cost less accumulated depreciation. Depreciation and amortization are determined on the straight-line method over the estimated useful lives of the assets for financial reporting purposes, and accelerated methods for income tax purposes. The estimated useful lives range from 15 to 40 years for buildings, 3 to 5 years for furniture, fixtures and equipment and the shorter of the lease terms or the estimated useful lives of leasehold improvements. When capitalizing costs for store construction, the Company includes the costs of purchasing the land, developing the site, constructing the building (or leasehold improvements if the property is leased), and furniture, fixtures and equipment necessary to equip the store. Depreciation charges commence the month in which the store opens. All other pre-opening and post-opening costs related to stores are expensed as incurred.

Other Real Estate (ORE)
Real estate acquired in satisfaction of a loan is reported in other assets at the lower of cost or fair value less disposition costs. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to ORE and recorded at the lower of cost or fair value less disposition costs based on their appraised value at the date actually or constructively received. Losses arising from the acquisition of such property are charged against the allowance for loan losses. Subsequent adjustments to the carrying values of ORE properties are charged to operating expense. Included in other noninterest expense is $916,000, $357,000, and $923,000 related to ORE expenses for 2004, 2003, and 2002, respectively.

Other Investments
The Company makes investments directly in low-income housing tax credit (LIHTC) operating partnerships, private venture capital funds and Small Business Investment Companies (SBIC). At December 31, 2004 and 2003, the Company's investment in these entities totaled $46.8 million and $30.1 million, respectively. The majority of these investments are accounted for under the equity method of accounting.

Intangible Assets
Goodwill and certain other intangible assets, which do not possess finite useful lives, are not amortized into net income but rather are tested at least annually for impairment. Intangible assets determined to have finite lives, $3.8 million and $4.4 million at December 31, 2004 and 2003, respectively, are amortized over their estimated useful lives, generally 10-15 years, and also continue to be subject to impairment testing. The excess of cost over fair value of net assets acquired (goodwill) is included in other assets and amounted to $5.5 million at December 31, 2004 and 2003.

Advertising Costs
Advertising costs are expensed as incurred.

Income Taxes
The provision for income taxes is based on current taxable income. Deferred income taxes are provided on temporary differences between amounts reported for financial statement and tax purposes.

Restriction on Cash and Due From Banks
The Banks are required to maintain reserve balances with the Federal Reserve Bank. The weighted average amount of the reserve balances for 2004 and 2003 were approximately $110.8 million and $62.8 million, respectively.

Notes to Consolidated Financial Statements

Derivative Financial Instruments
As part of CCMI's broker-dealer activities, CCMI maintains a trading securities portfolio for distribution to customers in order to meet those customers' needs. Derivative instruments, primarily interest rate futures and options, are used in order to reduce the exposure to interest rate risk relating to the trading portfolio. These contracts are carried at fair value with changes in fair value included in other operating income and recorded in the same period as changes in fair value of the trading portfolio. As an accommodation to its loan customers, the Company enters into interest rate swap agreements. The Company minimizes its risk by matching these positions with a counterparty. These swaps are carried at fair value with changes in fair value included in noninterest income.

Recent Accounting Statements
In September 2004, the EITF reached a consensus on Issue 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." Issue 04-8 addresses the effect of contingently convertible debt instruments (Co-Cos) on diluted EPS. The EITF defines Co-Cos as instruments that are convertible into common stock if one or more specified contingencies occur and at least one of the contingencies is based on the market price of the Company's common stock (market price contingency). Issue 04-8 requires that Co-Cos be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger has been met. This consensus must be applied by restating all periods during which the Co-Co was outstanding. The Company adopted Issue 04-8 during the fourth quarter of 2004. Prior period diluted EPS calculations have been restated using the if-converted method for the periods since March 2002, which is when the Convertible Trust Capital Securities were issued. The adoption of Issue 04-8 decreased previously reported diluted EPS by $0.02 and $0.01 per share for the years ended 2003 and 2002, respectively.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), "Share-Based Payment" (FAS 123R), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123). FAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and amends FASB Statement No. 95, "Statement of Cash Flows" (FAS 95). FAS 123R requires all share-based payments to employees to be recognized in the income statement based on their fair values and no longer allows pro forma disclosure as an alternative to reflecting the impact of share-based payments on net income and earnings per share. FAS 123R must be adopted no later than July 1, 2005 and permits public companies to adopt its requirements using one of two methods: modified prospective or modified retrospective. A modified prospective method recognizes compensation cost beginning with the effective date of adoption for all share-based payments granted after the effective date and all awards granted prior to the effective date, but that remain unvested on the effective date. A modified retrospective method includes the requirements of the modified prospective method but also permits entities to restate prior period presentations. The Company plans to adopt FAS 123R on July 1, 2005 but has yet to decide on a method of adoption.

The Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and therefore does not typically recognize compensation expense for employee stock options. Accordingly, the adoption of FAS 123R will impact the Company's financial results. While the future impact of FAS 123R cannot be predicted, had the Company adopted FAS 123R in prior periods, the impact would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and pro forma net income per share below.

As stated above, the Company continued to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations to account for its stock-based compensation plans during 2004. If the Company had accounted for stock options under the fair value provisions of FAS 123, net income and net income per share would have been as follows (in thousands, except per share amounts):

Notes to Consolidated Financial Statements


-----------------------------------------------------------------------------------------------------------
                                                                   Year Ended December 31,
                                                    -------------------------------------------------------
                                                          2004              2003               2002
-----------------------------------------------------------------------------------------------------------

Reported net income                                    $273,418           $194,287           $144,815
Less:  Stock option compensation expense
determined under fair value method, net of tax          (11,849)           (10,048)            (8,429)
-----------------------------------------------------------------------------------------------------------

Pro forma net income, basic                             261,569            184,239            136,386

Add:  Interest expense on Convertible Trust
  Capital Securities, net of tax                         7,852               7,852              6,543
-----------------------------------------------------------------------------------------------------------

Pro forma net income, diluted                          $269,421           $192,091           $142,929
-----------------------------------------------------------------------------------------------------------

Reported net income per share:
     Basic                                             $   1.74           $  1.36            $   1.08
     Diluted                                               1.63              1.29                1.01

Pro forma net income per share:
     Basic                                             $   1.67           $  1.30            $   1.02
     Diluted                                               1.56              1.23                0.96
-----------------------------------------------------------------------------------------------------------



The fair value of options granted in 2004, 2003, and 2002 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3.00% to 4.41%, dividend yields of 1.33% to 2.50%, volatility factors of the expected market price of the Company's common stock of .255 to .304, and weighted average expected lives of the options of 4.75 to 5.27 years.

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

In March 2004, the EITF reached a consensus on Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." Issue 03-1 provides guidance that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. Issue 03-1 also includes accounting considerations subsequent to recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In September 2004, the FASB deferred the implementation date of the provisions that relate to measurement and recognition of other-than-temporary impairments. The disclosure requirements of Issue 03-1 were effective for fiscal years ending after December 15, 2003. The Company is continuing to monitor the status of Issue 03-1 but does not expect it to have a material impact on the results of operations of the Company.

Notes to Consolidated Financial Statements

2.  Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity (in thousands) at December 31, 2004 and 2003 follows:



----------------------------------------------------------------------------------------------------------------------------------
                                                                      December 31,
----------------------------------------------------------------------------------------------------------------------------------
                                                     2004                                               2003
----------------------------------------------------------------------------------------------------------------------------------
                                           Gross        Gross                                  Gross       Gross
                            Amortized    Unrealized  Unrealized    Market      Amortized   Unrealized   Unrealized     Market
                               Cost        Gains       Losses       Value         Cost         Gains       Losses       Value
----------------------------------------------------------------------------------------------------------------------------------
U.S. Government agency
and mortgage backed
obligations                  $7,884,113      $40,141    ($21,438)  $7,902,816   $10,528,396     $82,057     ($98,908) $10,511,545
Obligations of state and         87,605          305                   87,910        30,223         821         (117)      30,927
political subdivisions
Equity securities                10,129       13,174                   23,303         8,571       8,017                    16,588
Other                            29,312          809                   30,121        89,372       2,223                    91,595
----------------------------------------------------------------------------------------------------------------------------------
Securities available
for sale                     $8,011,159      $54,429    ($21,438)  $8,044,150   $10,656,562     $93,118     ($99,025) $10,650,655
----------------------------------------------------------------------------------------------------------------------------------
U.S. Government agency
and mortgage backed
obligations                  $9,967,041      $43,982    ($81,028)  $9,929,995    $2,193,577     $15,209     ($27,088)  $2,181,698
Obligations of state and
political subdivisions          398,963        3,867         (28)     402,802       227,199          30      (11,443)     215,786
Other                            97,654                                97,654        69,708                                69,708
----------------------------------------------------------------------------------------------------------------------------------
Securities held to
maturity                    $10,463,658      $47,849    ($81,056) $10,430,451    $2,490,484     $15,239     ($38,531)  $2,467,192
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

During the fourth quarter of 2004, the Company transferred $5.9 billion of securities classified as available for sale to the held to maturity classification based on the Company's anticipated liquidity needs and expected annual cash flow from deposit growth and bond and loan prepayments. The aggregate market value of the securities transferred equaled their book value, with no effect on stockholders' equity, regulatory capital or results of operations.

The amortized cost and estimated market value of investment securities (in thousands) at December 31, 2004, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because obligors have the right to repay obligations without prepayment penalties.


----------------------------------------------------------------------------------------------------------
                                                    Available for Sale             Held to Maturity
----------------------------------------------------------------------------------------------------------
                                                 Amortized        Market       Amortized        Market
                                                    Cost          Value           Cost          Value
----------------------------------------------------------------------------------------------------------
Due in one year or less                        $     67,554   $     67,611    $   370,058    $   370,058
Due after one year through five years               414,301        413,011          4,326          4,419
Due after five years through ten years               24,294         23,964        437,565        426,977
Due after ten years                                 101,433        102,193        150,929        153,859
Mortgage backed securities                        7,393,448      7,414,068      9,500,780      9,475,138
Equity securities                                    10,129         23,303
----------------------------------------------------------------------------------------------------------
                                               $  8,011,159   $   8,044,150   $10,463,658    $10,430,451
----------------------------------------------------------------------------------------------------------



Proceeds from sales of securities available for sale during 2004, 2003 and 2002 were $2.1 billion, $4.9 billion and $1.5 billion, respectively. Gross gains of $16.7 million, $32.6 million and $6.8 million were realized on the sales in
2004, 2003, and 2002, respectively, and gross losses of $14.1 million, $28.8 million and $6.8 million were realized in 2004, 2003 and 2002, respectively.

At December 31, 2004 and 2003, investment securities with a carrying value of $6.2 billion and $5.0 billion, respectively, were pledged to secure deposits of public funds.

Notes to Consolidated Financial Statements


The unrealized losses and related fair value of investments with unrealized losses less than 12 months and those with unrealized losses 12 months or longer (in thousands) as of December 31, 2004 are shown below.


 ----------------------------------------------------------------------------------------------------------
                                    Less than 12 months       12 months or more            Totals
 ----------------------------------------------------------------------------------------------------------
                                                Unrealized              Unrealized             Unrealized
                                   Fair Value     Losses    Fair Value    Losses    Fair Value   Losses
 ----------------------------------------------------------------------------------------------------------
 Available for sale:
 U.S. Government agency and
 mortgage-
    backed obligations            $3,536,608      $19,935     $ 258,250   $ 1,503  $3,794,858     $21,438
 ----------------------------------------------------------------------------------------------------------
 Securities available
    for sale                      $3,536,608      $19,935     $ 258,250   $ 1,503  $3,794,858     $21,438
 ----------------------------------------------------------------------------------------------------------

 Held to maturity:
 U.S. Government agency and
 mortgage-
    backed obligations            $2,955,299      $33,930    $2,678,126 $  47,098  $5,633,425     $81,028
 Obligations of state and
 political subdivisions                2,469           22           810         6       3,279          28
 ----------------------------------------------------------------------------------------------------------
 Securities held to
    maturity                      $2,957,768      $33,952    $2,678,936 $  47,104  $5,636,704     $81,056
 ----------------------------------------------------------------------------------------------------------



Management does not believe any individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment. The unrealized losses on these securities are caused by the changes in general market interest rates. The Company believes it will collect all amounts contractually due on these securities as it has the ability to hold these securities until the fair value is at least equal to the carrying value. The duration and average life of securities with unrealized losses at December 31, 2004 was 3.43 years and 4.09 years, respectively.

During 2004, $1.4 billion of securities were sold which had unrealized losses at December 31, 2003. Gross gains and losses on these securities were $2.5 million and $14.0 million, respectively.

3.  Loans

The following is a summary of loans outstanding (in thousands) at December 31, 2004 and 2003:

------------------------------------------------------------------------
                                                  December 31,
------------------------------------------------------------------------
                                               2004         2003
------------------------------------------------------------------------
Commercial:
     Term                                   $1,283,476    $1,027,526
     Line of credit                          1,168,542       959,158
     Demand                                                    1,077
------------------------------------------------------------------------
                                             2,452,018     1,987,761

Owner-occupied                               1,998,203     1,619,079

Consumer:
     Mortgages (1-4 family residential)      1,340,009       918,686
     Installment                               132,646       138,437
     Home equity                             1,799,841     1,405,795
     Credit lines                               69,079        60,579
------------------------------------------------------------------------
                                             3,341,575     2,523,497
Commercial real estate:
     Investor developer                      1,455,891     1,167,672
     Construction                              206,924       142,567
------------------------------------------------------------------------
                                             1,662,815     1,310,239
------------------------------------------------------------------------

                                            $9,454,611    $7,440,576
------------------------------------------------------------------------

Notes to Consolidated Financial Statements


Loans to executive officers and directors of the Company and its subsidiaries, and companies with which they are associated, are made in the ordinary course of business and on substantially the same terms as comparable unrelated transactions. The following table summarizes the Company's related party loans (in millions) at December 31, 2004 and 2003:

      ----------------------------------------------------------
                                            December 31,
      ----------------------------------------------------------
                                       2004            2003
      ----------------------------------------------------------

      Executive officers              $ 1.6           $  1.4
      Bancorp directors                 6.4             22.6
      ----------------------------------------------------------
                                      $ 8.0           $ 24.0
      ----------------------------------------------------------

In addition, the Company had loans to directors of its subsidiary banks totaling $89.8 million and $121.7 million at December 31, 2004 and 2003, respectively.

In addition to the services referenced in Note 6 - Bank Premises, Equipment, and Leases, the Company purchased goods and services, including legal services, from related parties. Such disbursements aggregated $1.9 million, $1.2 million, and $5.9 million, in 2004, 2003, and 2002, respectively. Management believes disbursements made to related parties were substantially equivalent to those that would have been paid to unaffiliated companies for similar goods and services.


4.  Allowance for Loan Losses

The following is an analysis of changes in the allowance for loan losses (in thousands) for 2004, 2003 and 2002:

--------------------------------------------------------------------------------
                                                       Year Ended December 31,
                                            ------------------------------------
                                               2004        2003       2002
--------------------------------------------------------------------------------

Balance, January 1                           $112,057   $  90,733     $66,981
Provision charged to operating expense         39,238      31,850      33,150
Recoveries of loans previously charged off      2,175       1,264       1,330
Loan charge-offs                              (17,850)    (11,790)    (10,728)
--------------------------------------------------------------------------------
Balance, December 31                         $135,620    $112,057     $90,733
--------------------------------------------------------------------------------



5.  Non-Performing Loans and Other Real Estate

Total non-performing loans (non-accrual and restructured loans) were $32.8 million and $21.7 million at December 31, 2004 and 2003, respectively. Non-performing loans of $2.0 million and $0.9 million were transferred to other real estate during 2004 and 2003, respectively. Other real estate ($0.6 million and $1.8 million at December 31, 2004 and 2003, respectively) is included in other assets.

At December 31, 2004 and 2003, the recorded investment in loans considered to be impaired under FASB Statement No. 114 "Accounting by Creditors for Impairment of a Loan" totaled $13.4 million and $15.6 million, respectively, all of which are included in non-performing loans. The reserve for loan losses related to impaired loans totaled approximately $4.1 million and $3.5 million at December 31, 2004 and 2003, respectively. As permitted, all homogenous smaller balance consumer and residential mortgage loans are excluded from individual review for impairment. The majority of impaired loans were measured using the fair market value of collateral. Impaired loans averaged approximately $14.5 million and $12.3 million during 2004 and 2003, respectively. Interest income of approximately $2.9 million, $1.9 million, and $1.4 million would have been recorded on non-performing loans (including impaired loans) in accordance with their original terms in 2004, 2003, and 2002, respectively. Actual interest income recorded on these loans amounted to $1.1 million, $418 thousand, and $275 thousand during 2004, 2003, and 2002, respectively.

Notes to Consolidated Financial Statements


6.  Bank Premises, Equipment, and Leases

A summary of bank premises and equipment (in thousands) is as follows:

--------------------------------------------------------------------------
                                                      December 31,
                                           -------------------------------
                                                 2004           2003
--------------------------------------------------------------------------
Land                                          $  239,639         $180,324
Buildings                                        444,152          323,810
Leasehold improvements                           161,220          128,261
Furniture, fixtures and equipment                433,581          335,579
Leased property under capital leases                 124              124
--------------------------------------------------------------------------
                                               1,278,716          968,098
Accumulated depreciation and amortization       (328,831)        (243,809)
--------------------------------------------------------------------------
                                                 949,885          724,289
Premises and equipment in progress               109,634           87,162
--------------------------------------------------------------------------
                                              $1,059,519         $811,451
--------------------------------------------------------------------------

At December 31, 2004, the Company leased from various related parties under separate operating lease agreements the land on which it has constructed 18 stores. Rents paid under these agreements represent market rates, are supported by independent appraisals and approved by the independent members of the Board of Directors. The aggregate annual rental under these leases was approximately $1.7 million, $1.9 million, and $1.6 million in 2004, 2003, and 2002, respectively. These leases expire periodically beginning in 2005 but are renewable through 2042.

Total rent expense charged to operations under operating leases was approximately $40.1 million in 2004, $33.7 million in 2003, and $21.8 million in 2002. Total depreciation expense charged to operations was $91.9 million, $69.7 million and $52.7 million in 2004, 2003 and 2002, respectively.

The future minimum rental commitments, by year, under the non-cancelable leases, including escalation clauses, are as follows (in thousands) at December 31, 2004:

----------------------------------------------------------
                                           Operating
----------------------------------------------------------
2005                                      $   36,159
2006                                          36,813
2007                                          35,937
2008                                          36,396
2009                                          36,206
Later years                                  372,917
----------------------------------------------------------
Net minimum lease payments                $  554,428
----------------------------------------------------------

The Company has obtained architectural design and facilities management services for over 25 years from a business owned by the spouse of the Chairman of the Board of the Company. The Company spent $6.5 million, $6.4 million, and $4.6 million in 2004, 2003, and 2002, respectively, for such services and related costs. Additionally, the business received additional revenues for project management of approximately $0.1 million, $3.8 million, and $3.5 million in 2004, 2003, and 2002, respectively, on furniture and facility purchases made directly by the Company. In 2003, the Board approved the transfer, without cost, into the Company of the project management services, which was completed during 2004. The business will continue to provide architectural and design services to the Company. Management believes these disbursements were substantially equivalent to those that would have been paid to unaffiliated companies for similar services. The Board of Directors believes this arrangement has been an important factor in the success of the Commerce brand.

7.  Deposits

The aggregate amount of time certificates of deposits in denominations of $100,000 or more was $1.8 billion and $2.0 billion at December 31, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements

8.   Other Borrowed Money


Other borrowed money consists primarily of securities sold under agreements to repurchase, federal funds purchased, and lines of credit. The following table represents information for other borrowed money (in thousands) at December 31, 2004 and 2003:

--------------------------------------------------------------------------------
                                                      December 31,
                                  ----------------------------------------------
                                            2004                      2003
                                  ----------------------------------------------
                                               Average                  Average
                                   Amount       Rate        Amount       Rate
--------------------------------------------------------------------------------
Securities sold under
     agreements to repurchase      $586,195     2.28%    $  311,510      1.10%
Federal funds purchased              75,000     2.46%
--------------------------------------------------------------------------------
Total                              $661,195     2.30%    $  311,510      1.10%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Average amount outstanding         $465,137     1.44%    $  423,538      0.77%
Maximum month-end balance           944,040               1,114,482
--------------------------------------------------------------------------------

As of December 31, 2004, the Company had a line of credit of $1.1 billion from the Federal Home Loan Bank of New York, a line of credit of $361.1 million from the Federal Home Loan Bank of Pittsburgh, and a $80.0 million line of credit from a group of other banks, all of which was available.

9.   Long-Term Debt

On March 11, 2002 the Company issued $200.0 million of 5.95% Convertible Trust Capital Securities through Commerce Capital Trust II, a newly formed Delaware business trust subsidiary of the Company. The equity in the business trust is netted against the long-term debt on the Consolidated Balance Sheets. The Convertible Trust Capital Securities mature in 2032. All $200.0 million of the
Convertible Trust Capital Securities qualify as Tier 1 capital for regulatory capital purposes. The net proceeds of this offering were used for general corporate purposes.

On April 1, 2004, the Convertible Trust Capital Securities became convertible at the option of the holder. Holders of the Convertible Trust Capital Securities may convert each security into 1.8956 shares of Company common stock.

The Company may call the Convertible Trust Capital Securities on or after March 11, 2005, provided various terms and conditions are met, primarily related to the market price of the Company's common stock. In summary, the Company's common stock must trade at a price of $31.65 or higher for 20 trading days in a period of 30 consecutive trading days in order for the Company to force conversion.

As previously discussed in Note 1 - Significant Accounting Policies, the Company has calculated the effect of these securities on diluted net income per share by using the if-converted method. Under the if-converted method, the related interest charges on the Convertible Trust Capital Securities, adjusted for income taxes, have been added back to the numerator and the common shares to be issued upon conversion (7.6 million common shares) have been added to the denominator. Refer to Note 13 - Earnings Per Share for illustration of the if-converted method.

10.  Income Taxes

The provision for income taxes consists of the following (in thousands):

--------------------------------------------------------------------------------
                                                        December 31,
                                          -------------------------------------
                                             2004          2003       2002
-------------------------------------------------------------------------------
Current:
     Federal                               $118,301      $77,437      $62,660
     State                                    7,116        5,961        4,069
Deferred:
     Federal                                 16,005       15,417        6,359
-------------------------------------------------------------------------------
                                           $141,422      $98,815      $73,088
-------------------------------------------------------------------------------

The above provision includes income taxes of $900,000, $1.3 million, and $0 for 2004, 2003, and 2002, respectively, related to securities gains.

Notes to Consolidated Financial Statements


The provision for income taxes differs from the expected statutory provision as follows:

--------------------------------------------------------------------------------
                                                          December 31,
                                                    ----------------------------
                                                    2004      2003     2002
--------------------------------------------------------------------------------
Expected provision at statutory rate:                35.0%    35.0%     35.0%
Difference resulting from:
     Tax-exempt interest on loans                    (1.2)    (1.5)     (1.7)
     Tax-exempt interest on securities               (1.4)    (1.7)     (1.8)
     State income taxes (net of federal benefit)      1.1      1.3       1.2
     Other                                            0.6      0.6       0.8
--------------------------------------------------------------------------------
                                                     34.1%    33.7%     33.5%
--------------------------------------------------------------------------------

The  amount  payable  for  federal  income   taxes  during  2004 was  reduced by
approximately $22.6 million, which related to the exercise of stock options.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Company's deferred tax liabilities and assets as of December 31, 2004 and 2003 are as follows (in thousands):

--------------------------------------------------------------------------------
                                                                December 31,
                                                           ---------------------
                                                               2004      2003
--------------------------------------------------------------------------------
Deferred tax assets:
     Loan loss reserves                                     $ 47,069    $38,623
     Intangibles                                               1,913      2,172
     Other reserves                                            7,742      3,951
     Fair value adjustment, available for sale securities                 2,206
--------------------------------------------------------------------------------
Total deferred tax assets                                     56,724     46,952
--------------------------------------------------------------------------------
Deferred tax liabilities:
     Depreciation                                            (64,503)   (37,661)
     Fair value adjustment, available for sale securities    (12,038)
     Other                                                    (5,901)    (4,760)
--------------------------------------------------------------------------------
Total deferred tax liabilities                               (82,442)   (42,421)
--------------------------------------------------------------------------------
Net deferred (liabilities) assets                           $(25,718)   $ 4,531
--------------------------------------------------------------------------------

No valuation allowance was recognized for the deferred tax assets at December 31, 2004 or 2003.

11.  Commitments, Letters of Credit and Guarantees

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit, which are not reflected in the accompanying consolidated financial statements. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies. Collateral is obtained based on management's credit assessment of the borrower. At December 31, 2004, the Company had outstanding standby letters of credit in the amount of $787.4 million. Fees associated with standby letters of credit have been deferred and recorded in other liabilities on the Consolidated Balance Sheets. These fees are immaterial to the Company's consolidated financial statements at December 31, 2004.

In addition, the Company is committed as of December 31, 2004 to advance $558.2 million on construction loans, $993.1 million on home equity lines of credit and $1.9 billion on other lines of credit. All other commitments total approximately $608.8 million. The Company anticipates no material losses as a result of these transactions.

The Company has commitments to fund LIHTC partnerships, private venture capital funds and SBICs that total approximately $20.6 million at December 31, 2004.

Notes to Consolidated Financial Statements

12.  Common Stock

At December 31, 2004, the Company's common stock had a par value of $1.00. The Company is authorized to issue 500,000,000 shares as of this date.

On December 21, 2004, the Board of Directors declared a cash dividend of $0.11 for each share of common stock outstanding payable January 20, 2005 to stockholders of record on January 6, 2005.

On February 15, 2005, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend distributed on March 7, 2005 to stockholders of record on February 25, 2005.

13.  Earnings Per Share

The calculation of earnings per share follows (in thousands, except for per share amounts):


  -----------------------------------------------------------------------------------------
                                                               Year Ended December 31,
                                                         ----------------------------------
                                                           2004       2003       2002
  -----------------------------------------------------------------------------------------
  Basic:
  Net income applicable to common stock                   $273,418    $194,287   $144,815
  -----------------------------------------------------------------------------------------
  Average common shares outstanding                        156,625     142,169    133,590
  -----------------------------------------------------------------------------------------
  Net income per common share                             $   1.74    $   1.36   $   1.08
  -----------------------------------------------------------------------------------------

  Diluted:
  Net income applicable to common stock
       on a diluted basis                                 $273,418    $194,287   $144,815
  Add:  Interest expense on Convertible Trust Capital
       Securities                                            7,852       7,852      6,544
  -----------------------------------------------------------------------------------------
                                                          $281,270    $202,139   $151,359
  -----------------------------------------------------------------------------------------


  Average common shares outstanding                        156,625     142,169    133,590
  Additional shares considered in diluted
       computation assuming:
         Exercise of stock options                           8,396       6,756      8,217
         Conversion of trust capital securities              7,582       7,582      7,582
  -----------------------------------------------------------------------------------------
  Average common and common equivalent
       shares outstanding                                  172,603     156,507    149,389
  -----------------------------------------------------------------------------------------
  Net income per common and common
       equivalent share
                                                          $   1.63    $   1.29   $   1.01
  -----------------------------------------------------------------------------------------


Notes to Consolidated Financial Statements

14.  Benefit Plans

Stock Option Plans
In 2004, the Board of Directors adopted and Company shareholders approved the 2004 Employee Stock Option Plan (the 2004 Plan) for the officers and employees of the Company and its subsidiaries. The 2004 Plan authorizes the issuance of up to 30,000,000 shares of common stock (as adjusted for all stock splits and stock dividends) upon the exercise of options. As of December 31, 2004, options to purchase 200,628 shares of common stock have been issued under the 2004 Plan. In addition to the 2004 Plan, the Company has the 1997 Employee Stock Option Plan (the 1997 Plan) for the officers and employees of the Company and its subsidiaries as well as a plan for its non-employee directors. The 1997 Plan authorizes the issuance of up to 34,470,308 shares of common stock (as adjusted for all stock splits and stock dividends) upon the exercise of options. As of December 31, 2004, options to purchase 34,470,108 shares of common stock have been issued under the 1997 Plan. The option price for options issued under the 1997 and 2004 Plans must be at least equal to 100% of the fair market value of the Company's common stock as of the date the option is granted. All options granted will vest evenly over four years from the date of grant. The options expire not later than 10 years from the date of grant. In addition, there are options outstanding from prior stock option plans of the Company, which were granted under similar terms. No additional options may be issued under these prior plans.

Information concerning option activity for the periods indicated is as follows:

  ------------------------------------------------------------------------------
                                           Shares Under     Weighted Average
                                              Option         Exercise Price
  ------------------------------------------------------------------------------
  Balance at January 1, 2002                 20,365,380           $ 9.92
  Options granted                             4,177,488            20.20
  Options exercised                           1,948,290             9.30
  Options canceled                              497,472            14.85
  Balance at December 31, 2002               22,097,106            11.86
  ------------------------------------------------------------------------------
  Options granted                             5,349,920            21.24
  Options exercised                           3,144,440             7.65
  Options canceled                              387,382            18.78
  Balance at December 31, 2003               23,915,204            14.38
  ------------------------------------------------------------------------------
  Options granted                             6,112,444            29.37
  Options exercised                           3,064,024            12.39
  Options canceled                              439,488            24.92
  Balance at December 31, 2004               26,524,136            17.89
  ------------------------------------------------------------------------------

Additional information concerning options outstanding as of December 31, 2004 is as follows:


  -------------------------------------------------------------------------------------------------
                                   Options Outstanding                    Options Exercisable
  -------------------------------------------------------------------------------------------------
                                    Weighted-Average    Weighted-      Exercisable     Weighted
  Range of                Number       Remaining         Average          as of        Average
  Exercise prices      Outstanding  Contractual Life  Exercise Price   12/31/2004   Exercise Price
  -------------------------------------------------------------------------------------------------
  $2.48 to $5.00         1,657,938         1.4           $  4.15         1,657,938      $  4.15
  $5.01 to $10.00        3,909,602         4.1              8.95         3,909,602         8.95
  $10.01 to $17.50       6,924,300         5.0             13.18         6,454,760        13.03
  $17.51 to $25.00       8,253,302         7.7             20.79         3,872,830        20.47
  $25.01 to $32.15       5,778,994         9.1             29.37
  -------------------------------------------------------------------------------------------------


Notes to Consolidated Financial Statements


Employee 401(k) Plan
The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan allows all eligible employees to defer a percentage of their income on a pretax basis through contributions to the plan. Under the provisions of the plan, the Company may match a percentage of the employees' contributions subject to a maximum limit. The charge to operations for Company matching contributions was $3.3 million, $3.4 million and $2.8 million for 2004, 2003 and 2002, respectively. As part of the 401(k) plan, the Company maintains an Employee Stock Ownership Plan (ESOP) component for all eligible employees. As of December 31, 2004, the ESOP held 2,895,960 shares of the Company's common stock, all of which were allocated to participant accounts. Employer contributions are determined at the discretion of the Board of Directors. No contribution expense was recorded for the ESOP in 2004 or 2003.

Supplemental Executive Retirement Plan
Effective January 1, 2004, the Company's Board of Directors formalized a Supplemental Executive Retirement Plan (SERP), which was previously approved January 1, 1992, for certain designated executives in order to provide supplemental retirement income. The SERP is a defined contribution plan, is unfunded, and contributions will be made at the Company's discretion. For the year ended December 31, 2004, the Company expensed $7.2 million for the SERP.

Post-employment or Post-retirement Benefits
The Company offers no post-employment or post-retirement benefits.


15.  Fair Value of Financial Instruments

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

The following table represents the carrying amounts and fair values of the Company's financial instruments at December 31, 2004 and 2003:


----------------------------------------------------------------------------------------------------------
                                                                    December 31,
                                            --------------------------------------------------------------
                                                         2004                           2003
----------------------------------------------------------------------------------------------------------
                                               Carrying          Fair         Carrying          Fair
                                                Amount          Value          Amount          Value
----------------------------------------------------------------------------------------------------------
Financial assets:
     Cash and cash equivalents              $  1,050,806    $  1,050,806    $    910,092    $   910,092
     Loans held for sale                          44,072          44,072          42,769         42,769
     Trading securities                          169,103         169,103         170,458        170,458
     Investment securities                    18,507,808      18,474,601      13,141,139     13,117,847
     Loans (net)                               9,318,991       9,422,638       7,328,519      7,454,910

Financial liabilities:
     Deposits                                 27,658,885      27,662,167      20,701,400     20,724,863
     Other borrowed money                        661,195         661,195         311,510        311,510
     Long-term debt                              200,000         255,000         200,000        239,000
----------------------------------------------------------------------------------------------------------
Off-balance sheet instruments:
     Standby letters of credit              $      2,163    $      2,163    $      1,802    $     1,802
     Commitments to extend credit                                  2,163                          1,365



Refer to Note 19 - Derivative Financial Instruments for fair value information on derivative financial instruments.

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

Notes to Consolidated Financial Statements

16.  Quarterly Financial Data (unaudited)

The following represents summarized unaudited quarterly financial data of the Company which, in the opinion of management, reflects adjustments (comprising only normal recurring accruals) necessary for fair presentation.



 ---------------------------------------------------------------------------------------------------------
                                                              Three Months Ended
 ---------------------------------------------------------------------------------------------------------
                                        December 31     September 30        June 30         March 31
 ---------------------------------------------------------------------------------------------------------
                                                            (dollars in thousands)
 ---------------------------------------------------------------------------------------------------------
 2004
 Interest income                          $353,395         $320,814         $292,030         $272,052
 Interest expense                           74,953           56,432           47,281           41,840
 Net interest income                       278,442          264,382          244,749          230,212
 Provision for loan losses                   8,240           10,750           10,748            9,500
 Provision for federal and state
    Income taxes                            38,424           36,493           33,786           32,719
 Net income                                 75,118           70,090           66,235           61,975

 Net income per common share:
 Basic                                    $   0.47         $   0.45         $   0.42         $   0.40
 Diluted                                      0.44             0.42             0.40             0.37

 2003
 Interest income                          $256,125         $233,901         $218,744         $206,861
 Interest expense                           41,001           39,792           39,440           39,532
 Net interest income                       215,124          194,109          179,304          167,329
 Provision for loan losses                  10,800            7,250            6,900            6,900
 Provision for federal and state
    income taxes                            29,321           25,231           22,779           21,484
 Net income                                 56,606           49,474           45,317           42,890

 Net income per common share:
 Basic                                    $   0.37         $   0.35         $   0.33         $   0.31
 Diluted                                      0.35             0.33             0.31             0.30


Notes to Consolidated Financial Statements

17.   Condensed Financial Statements of the Parent Company and Other Matters

Balance Sheets



--------------------------------------------------------------------------------------
                                                               December 31,
-------------------------------------------------------------------------------------
(dollars in thousands)                                     2004            2003
-------------------------------------------------------------------------------------
Assets
Cash                                                $       5,524     $      2,667
Securities available for sale                              63,310          101,589
Investment in subsidiaries                              1,828,492        1,375,806
Other assets                                               21,896            8,843
-------------------------------------------------------------------------------------
                                                    $   1,919,222     $  1,488,905
-------------------------------------------------------------------------------------
Liabilities
Other liabilities                                   $      53,517     $     11,617
Long-term debt                                            200,000          200,000
-------------------------------------------------------------------------------------
                                                          253,517          211,617
-------------------------------------------------------------------------------------
Stockholders' equity
Common stock                                              160,636          153,739
Capital in excess of par value                            951,476          789,225
Retained earnings                                         543,978          347,365
Accumulated other comprehensive income (loss)              20,953           (3,702)
-------------------------------------------------------------------------------------
                                                        1,677,043        1,286,627
Less treasury stock                                        11,338            9,339
-------------------------------------------------------------------------------------
     Total stockholders' equity                         1,665,705        1,277,288
-------------------------------------------------------------------------------------
                                                    $   1,919,222     $  1,488,905
-------------------------------------------------------------------------------------


Statements of Income

-----------------------------------------------------------------------------------------
                                                            Year Ended December 31,
-----------------------------------------------------------------------------------------
(dollars in thousands)                                 2004        2003         2002
-----------------------------------------------------------------------------------------
Income:
     Dividends from subsidiaries                   $   20,000    $  44,500    $  9,600
     Interest income                                      499          476         552
     Other                                              8,028        1,711       2,826
-----------------------------------------------------------------------------------------
                                                       28,527       46,687      12,978
-----------------------------------------------------------------------------------------
Expenses:
     Interest expense                                  12,448       12,448      15,554
     Operating expenses                                10,370        3,877       4,460
-----------------------------------------------------------------------------------------
                                                       22,818       16,325      20,014
Income (loss) before income taxes and equity
     in undistributed income of subsidiaries            5,709       30,362      (7,036)
Income tax benefit                                     (5,025)      (4,971)     (5,757)
-----------------------------------------------------------------------------------------
                                                       10,734       35,333      (1,279)
Equity in undistributed income of subsidiaries        262,684      158,954     146,094
-----------------------------------------------------------------------------------------
Net income                                         $  273,418    $ 194,287    $144,815
-----------------------------------------------------------------------------------------


Notes to Consolidated Financial Statements

Statements of Cash Flows



-----------------------------------------------------------------------------------------------------------
                                                                          Year Ended December 31,
-----------------------------------------------------------------------------------------------------------
(dollars in thousands)                                               2004          2003          2002
-----------------------------------------------------------------------------------------------------------

Operating activities:
   Net income                                                       $273,418    $  194,287      $144,815
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
       Provision for depreciation, amortization and accretion            189           212           197
       Undistributed income of subsidiaries                         (262,684)     (158,954)     (146,094)
       (Increase) decrease increase in other assets                  (13,278)          384         1,857
       Increase (decrease) in other liabilities                       45,072         5,946       (11,509)
-----------------------------------------------------------------------------------------------------------
         Net cash provided (used) by operating activities             42,717        41,875       (10,734)
Investing activities:
   Investments in subsidiaries                                      (168,700)     (239,500)     (145,520)
   Proceeds from sale of securities available for sale                                             3,018
   Proceeds from the maturity of securities available for sale       198,000       144,327        96,000
   Purchase of securities available for sale                        (154,528)     (218,984)      (91,395)
-----------------------------------------------------------------------------------------------------------
         Net cash used by investing activities                      (125,228)     (314,157)     (137,897)
Financing activities:
   Proceeds from issuance of common stock
     under dividend reinvestment and other stock plans               146,057       116,908        66,809
   Dividends paid                                                    (59,205)      (46,525)      (39,911)
  Issuance of common stock                                                         208,825
  Issuance of long-term debt                                                                     206,186
  Redemption of long-term debt                                                                   (82,000)
  Other                                                               (1,484)       (7,293)         (421)
-----------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                    85,368       271,915       150,663
Increase (decrease) in cash and cash equivalents                       2,857          (367)        2,032
Cash and cash equivalents at beginning of year                         2,667         3,034         1,002
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                           $   5,524    $    2,667      $  3,034
-----------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                      $  12,268    $   12,268      $ 13,551
     Income taxes                                                    121,766        56,357        56,586
-----------------------------------------------------------------------------------------------------------



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

The approval of the Comptroller of the Currency is required for a national bank to pay dividends if the total of all dividends declared in any calendar year exceeds net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. New Jersey state banks are subject to similar dividend restrictions. Commerce NJ, Commerce PA, Commerce North and Commerce Delaware can declare dividends in 2005 without additional approval of approximately $258.5 million, $91.3 million, $69.3 million and $5.2 million, respectively, plus an additional amount equal to each bank's net profit for 2005 up to the date of any such dividend declaration.

The Federal Reserve Act requires the extension of credit by any of the Company's banking subsidiaries to certain affiliates, including Commerce Bancorp, Inc. (parent), be secured by readily marketable securities, that extension of credit to any one affiliate be limited to 10% of the capital and capital in excess of par or stated value, as defined, and that extensions of credit to all such affiliates be limited to 20% of capital and capital in excess of par or stated value. At December 31, 2004 and 2003, the Company complied with these guidelines.

Notes to Consolidated Financial Statements

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

As of December 31, 2004 and 2003, the Company and each of its subsidiary banks were categorized as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2004 that management believes have changed any subsidiary bank's capital category.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-based assets (as defined) and of Tier I capital to average assets (as defined), or leverage. Management believes, as of December 31, 2004, that the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

The following table presents the Company's and Commerce NJ's risk-based and leverage capital ratios at December 31, 2004 and 2003. The 2003 ratios for Commerce NJ have been adjusted to reflect the consolidation of Commerce Shore during 2004.



------------------------------------- ------------------------ ---------------------------------------------
                                                                        Per Regulatory Guidelines
------------------------------------- ------------------------ ---------------------- ----------------------
                                              Actual                  Minimum         "Well Capitalized"
------------------------------------- ------------------------ ---------------------- ----------------------
                                      Amount        Ratio      Amount      Ratio      Amount       Ratio
------------------------------------- ------------- ---------- ----------- ---------- ------------ ---------
December 31, 2004
Company
   Risk based capital ratios:
     Tier I                             $1,835,484    12.30%      $596,834  4.00%        $895,251    6.00%
     Total capital                       1,977,032    13.25      1,193,668  8.00        1,492,086   10.00
   Leverage ratio                        1,835,484     6.19      1,187,037  4.00        1,483,796    5.00

Commerce NJ Risk based capital ratios:
     Tier 1                             $1,249,535    11.37%      $439,695  4.00%        $659,543    6.00%
     Total capital                       1,354,466    12.32        879,390  8.00        1,099,238   10.00
   Leverage ratio                        1,249,535     6.01        831,711  4.00        1,039,638    5.00

December 31, 2003
Company
   Risk based capital ratios:
     Tier I                             $1,471,131    12.66%      $464,961  4.00%        $697,442    6.00%
     Total capital                       1,583,188    13.62        929,922  8.00        1,162,403   10.00
   Leverage ratio                        1,471,131     6.61        890,390  4.00        1,112,987    5.00

Commerce NJ Risk based capital ratios:
     Tier 1                             $  931,981    11.07%      $336,641  4.00%        $504,962    6.00%
     Total capital                       1,017,498    12.09        673,282  8.00          841,603   10.00
   Leverage ratio                          931,981     6.07        614,020  4.00          767,526    5.00


Notes to Consolidated Financial Statements

18.   Segment Reporting

The Company operates one reportable segment of business, Community Banks, which includes Commerce NJ, Commerce PA, Commerce North, and Commerce Delaware. Through its Community Banks, the Company provides a broad range of retail and commercial banking services, and corporate trust services. Parent/Other includes the holding company, Commerce Insurance (whose revenues of $72.5 million, $66.5 million and $55.9 million in 2004, 2003, and 2002, respectively, were reported in other operating income), and CCMI (whose noninterest revenues of $28.1 million, $42.5 million, and $35.1 million in 2004, 2003, and 2002, respectively, were reported in other operating income).

Selected segment information for each of the three years ended December 31 is as follows (in thousands):


----------------------------------------------------------------------------------------------------------------------------------
                                         2004                           2003                                  2002
----------------------------------------------------------------------------------------------------------------------------------
                        Community   Parent/               Community     Parent/                   Community    Parent/
                          Banks      Other       Total      Banks        Other      Total           Banks       Other      Total
----------------------------------------------------------------------------------------------------------------------------------
Net interest income
   (expense)
                      $1,024,092     ($6,307) $1,017,785  $  761,530  ($  5,664)   $  755,866    $  579,687  ($  6,932) $  572,755
Provision for loan
losses                    39,238        --        39,238      31,850       --          31,850        33,150       --        33,150
----------------------------------------------------------------------------------------------------------------------------------
Net interest income
after provision          984,854      (6,307)    978,547     729,680     (5,664)      724,016       546,537     (6,932)    539,605
Noninterest income       267,912     107,159     375,071     222,967    109,511       332,478       166,384     91,082     257,466
Noninterest expense      846,421      92,357     938,778     676,265     87,127       763,392       500,522     78,646     579,168
----------------------------------------------------------------------------------------------------------------------------------
Income before
income taxes             406,345       8,495     414,840     276,382     16,720       293,102       212,399      5,504     217,903
Income tax expense       138,879       2,543     141,422      93,314      5,501        98,815        72,839        249      73,088
----------------------------------------------------------------------------------------------------------------------------------
Net income            $  267,466  $    5,952  $  273,418  $  183,068   $ 11,219    $  194,287    $  139,560   $  5,255  $  144,815
----------------------------------------------------------------------------------------------------------------------------------
Average assets
(in millions)         $   24,452  $    2,167  $   26,619  $   17,754   $  1,836    $   19,590    $   12,192   $  1,560  $   13,752
----------------------------------------------------------------------------------------------------------------------------------



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

Notes to Consolidated Financial Statements

19.   Derivative Financial Instruments

As part of CCMI's broker-dealer activities, CCMI maintains a trading securities portfolio for distribution to its customers in order to meet those customers' needs. In order to reduce the exposure to market risk relating to the inventory, CCMI buys and sells derivative financial instruments, primarily interest rate futures and option contracts. Market risk includes changes in interest rates or value fluctuations in the underlying financial instruments. Notional (contract) amounts are used to measure derivative activity. Notional amounts are not included on the balance sheet, as those amounts are not actually paid or received at settlement. The following table reflects the open commitments for futures and options and the associated unrealized gains (losses) (in thousands) at December 31, 2004 and 2003:



                                               Notional
                                                Amount                      Net Unrealized
                                             Long (Short)                     Gain (Loss)
  -----------------------------------------------------------------------------------------------
                                            2004         2003           2004            2003
  -----------------------------------------------------------------------------------------------
  Treasury bond futures                 $ 28,800   $   (3,000)        $   28           $ (68)
  Treasury bond put options               20,000       (5,000)           (62)              3
  Treasury bond call options            (123,500)     (97,500)          (525)            343
  -----------------------------------------------------------------------------------------------
  Total                                 $(74,700)   $(105,500)        $ (559)          $ 278
  -----------------------------------------------------------------------------------------------



The average notional amount for futures and options contracts for the years ended December 31, 2004 and 2003 was $293.5 million and $240.9 million, respectively. Realized and unrealized gains and losses on derivative financial instruments are included in other operating income.

As an accommodation to its loan customers, the Company enters into interest rate swap agreements. The Company minimizes its risk by matching the positions with a counter party. These swaps are carried at fair value with changes in fair value included in other operating income.

The following table discloses the notional amounts and related fair value of the Company's interest rate swap positions (dollars in thousands) at December 31, 2004 and 2003:

  ------------------------------------------------------------------------------
                                            Notional            Estimated
                                             Amount             Fair Value
  ------------------------------------------------------------------------------
                                        2004      2003        2004      2003
  ------------------------------------------------------------------------------
  Interest Rate Swaps:
     Assets                           $179,744  $155,635     $7,363   $9,487
     Liabilities                       179,744   155,635     (6,537)  (8,659)
  ------------------------------------------------------------------------------
                                                             $  826   $  828
  ------------------------------------------------------------------------------

As part of the Company's residential mortgage activities, the Company enters into interest rate lock commitments with its customers. The interest rate lock commitments on residential mortgage loans intended to be held for sale are considered free standing derivative instruments. The option to sell the mortgage loans at the time the commitments are made are also free standing derivative instruments. The change in fair value of these derivative instruments due to changes in interest rates tend to offset each other.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

     The Company, under supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2004. There were no significant changes in the Company's disclosure controls and procedures during 2004. The Report on Management's Assessment of Internal Control Over Financial Reporting is provided on page 27. The attestation report of Ernst & Young LLP, the Company's independent registered public accounting firm, regarding the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 is provided on page 28.

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

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

     The information called for by this item is incorporated by reference from the Company's definitive proxy statement relating to its 2005 Annual Meeting of Shareholders, which will be filed with the SEC.

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

Item 11. Executive Compensation

     The information called for by this item is incorporated by reference from the Company's definitive proxy statement relating to its 2005 Annual Meeting of Shareholders, which will be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information called for by this item is incorporated by reference from the Company's definitive proxy statement relating to its 2005 Annual Meeting of Shareholders, which will be filed with the SEC.



 The following table details information regarding the Company's existing equity compensation plans as of December 31, 2004:

                                                        (a)                       (b)                           (c)
                                                                                                   Number of securities remaining
                                              Number of securities to       Weighted-average       available for future issuance
                                              be issued upon exercise      exercise price of      under equity compensation plans
                                              of outstanding options,     outstanding options,    (excluding securities reflected
                                                warrants and rights       warrants and rights              in column (a))
                                              ------------------------- ------------------------- ---------------------------------
Equity compensation plans approved by                26,524,136                  $17.89                      30,526,324
security holders
                                              ------------------------- ------------------------- ---------------------------------
Equity compensation plans not approved by               N/A                       N/A                           N/A
security holders
                                              ========================= ========================= =================================
Total                                                26,524,136                  $17.89                      30,526,324
                                              ========================= ========================= =================================



Item 13. Certain Relationships and Related Transactions

     The information called for by this item is incorporated by reference from the Company's definitive proxy statement relating to its 2005 Annual Meeting of Shareholders, which will be filed with the SEC.

Item 14. Principal Accountant Fees and Services

     The information called for by this item is incorporated by reference from the Company's definitive proxy statement relating to its 2005 Annual Meeting of Shareholders, which will be filed with the SEC.

                                     Part IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1) The following financial statements of Commerce Bancorp, Inc. filed as part of this Form 10-K in Item 8:

       Report of Independent Registered Public Accounting Firm
       Consolidated Balance Sheets as of December 31, 2004 and 2003
       Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002
       Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
       Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002
       Notes to Consolidated Financial Statements

(a)(2) Schedules

       All schedules have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable.



(a)(3) Exhibits

              Exhibit
               Number                   Description of Exhibit                                    Location
              --------                  ----------------------                                    --------

                3.1       Restated Certificate of Incorporation of the
                          Company, as amended.

                3.2       By-laws of the Company, as amended.                  Incorporated by reference from the Company's
                                                                               Form 10-Q for the quarter ended June 30, 2004.

                4.1       Certificate of Trust of Commerce Capital Trust II,   Incorporated by reference from the Company's
                          a Delaware statutory trust, filed March 4, 2002.     Registration Statement of Form S-3
                                                                               (Registration No. 333-87512)




Exhibits (continued)

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

                10.1      Ground lease, dated July 1, 1984, among Commerce     Incorporated by reference from the Company's
                          NJ and Group Four Equities, relating to the store    Registration Statement on Form S-1, and
                          in Gloucester Township, New Jersey.                  Amendments Nos. 1 and 2 thereto (Registration
                                                                               No. 2-94189)

                10.2      Ground lease, dated April 15, 1986, between          Incorporated by reference from the Company's
                          Commerce NJ and Mount Holly Equities, relating to    Annual Report on Form 10-K for the fiscal
                          Commerce NJ's store in Mt. Holly, New Jersey.        year ended December 31, 1987.

        *       10.4      The Company's Employee Stock Ownership Plan.         Incorporated by reference from the Company's
                                                                               Annual Report on Form 10-K for the fiscal year ended
                                                                               December 31, 1989.

               10.10      Ground lease, dated February 15, 1988, between       Incorporated by reference from the Company's
                          Commerce NJ and Holly Ravine Equities of New         Annual Report on Form 10-K for the fiscal
                          Jersey, relating to one of the Commerce NJ's         year ended December 31, 1988.
                          stores in Cherry Hill, New Jersey.

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





Exhibits (continued)

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

               10.18      Ground lease, dated September 11, 1995, between      Incorporated by reference from the Company's
                          Commerce Shore (merged with and into Commerce NJ     Annual Report on Form 10-K for the fiscal
                          in 2004) and Whiting Equities, L.L.C., relating to   year ended December 31, 1997.
                          Commerce Shore's stores in Manchester Township,
                          New Jersey.

               10.19      Ground lease, dated November 1, 1995, between        Incorporated by reference from the Company's
                          Commerce NJ and Evesboro Associates, L.L.C.,         Annual Report on Form 10-K for the fiscal
                          relating to Commerce NJ's stores in Evesham          year ended December 31, 1997.
                          Township, New Jersey.

               10.20      Ground lease, dated October 1, 1996, between         Incorporated by reference from the Company's
                          Commerce NJ and Triad Equities, L.L.C., relating     Annual Report on Form 10-K for the fiscal
                          to one of Commerce NJ's stores in Gloucester         year ended December 31, 1997.
                          Township, New Jersey.

               10.22      Ground lease, dated January 16, 1998, between        Incorporated by reference from the Company's
                          Commerce NJ and Ewing Equities, L.L.C., relating     Annual Report on Form 10-K for the fiscal
                          to Commerce NJ's store in Ewing, New Jersey.         year ended December 31, 1998.

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

               10.25      Ground lease, dated November 30, 1998, between       Incorporated by reference from the Company's
                          Commerce Shore (merged with and into Commerce NJ     Annual Report on Form 10-K for the fiscal
                          in 2004) and Brick/Burnt Tavern Equities, L.L.C.,    year ended December 31, 1999.
                          relating to Commerce Shore's stores in Brick, New
                          Jersey.

               10.26      Ground lease, dated November 30, 1998, between       Incorporated by reference from the Company's
                          Commerce Shore (merged with and into Commerce NJ     Annual Report on Form 10-K for the fiscal
                          in 2004) and Aberdeen Equities, L.L.C., relating     year ended December 31, 1999.
                          to Commerce Shore's store in Aberdeen, New Jersey.

               10.27      Ground lease, dated November 30, 1998, between       Incorporated by reference from the Company's
                          Commerce NJ and Hamilton/Wash Properties, L.L.C.,    Annual Report on Form 10-K for the fiscal
                          relating to Commerce NJ's store in Hamilton          year ended December 31, 1999.
                          Township, New Jersey.





Exhibits (continued)

               10.28      Ground lease, dated April 2, 1999, between           Incorporated by reference from the Company's
                          Commerce PA and Abington Equities, L.L.C.,           Annual Report on Form 10-K for the fiscal
                          relating to Commerce PA's store in Abington          year ended December 31, 1999.
                          Township, Pennsylvania.

               10.29      Ground lease, dated October 1999, between Commerce   Incorporated by reference from the Company's
                          PA and Bensalem Equities, L.L.C., relating to        Annual Report on Form 10-K for the fiscal
                          Commerce PA's store in Bensalem, Pennsylvania.       year ended December 31, 2000.

               10.32      Ground lease, dated March 10, 2000, between          Incorporated by reference from the Company's
                          Commerce PA and Chalfont Equities, L.L.C.,           Annual Report on Form 10-K for the fiscal
                          relating to Commerce PA's store in New Britain       year ended December 31, 2001.
                          Township, Pennsylvania.

               10.33      Ground lease, dated January 4, 2001, between         Incorporated by reference from the Company's
                          Commerce PA and Warminster Equities, L.L.C.,         Annual Report on Form 10-K for the fiscal
                          relating to Commerce PA's store in Warminster        year ended December 31, 2001.
                          Township, Pennsylvania.

               10.34      Ground lease dated January 1, 2001, between          Incorporated by reference to the Company's
                          Commerce  NJ and  Willingboro  Equities,  L.L.C.,    Form 10-Q for the quarter ended March 31, 2003.
                          relating to Commerce  NJ's store in  Willingboro,
                          New Jersey.

               10.35      Ground lease dated November 27, 2001, between        Incorporated by reference to the Company's
                          Commerce  PA  and  Warrington  Equities,  L.L.C.,    Form 10-Q for the quarter ended March 31, 2003.
                          relating  to Commerce  PA's store in  Warrington,
                          Pennsylvania.

         *     10.36      The Company's Supplemental Executive Retirement      Incorporated by reference from the Company's
                          Plan.                                                Annual Report on Form 10-K for the fiscal
                                                                               year ended December 31, 2003.

        *      10.37      The Company's 2004 Employee Stock Option Plan.       Incorporated by reference from the Company's
                                                                               Form 10-Q for the quarter ended June 30, 2004.

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

(c) Exhibits and Financial Statement Schedules

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

                           Commerce Bancorp, Inc.

                           By             /s/ Vernon W. Hill, II
                             ------------------------------------------------
                                              Vernon W. Hill, II
Date: March 16, 2005                Chairman of the Board and President
                                       (Principal Executive Officer)

                           By             /s/ Douglas J. Pauls
                             ------------------------------------------------
                                              Douglas J. Pauls
                              Senior Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)



     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                  Signature                                            Title                              Date

     /s/       Vernon W. Hill, II                  Chairman of the Board, President and Director   March 16, 2005
-----------------------------------------------    (Principal Executive Officer)
               Vernon W. Hill, II

     /s/         Robert C. Beck                    Director                                        March 16, 2005
-----------------------------------------------
                 Robert C. Beck

     /s/         Jack R Bershad                    Director                                        March 16, 2005
-----------------------------------------------
                 Jack R Bershad

     /s/         Joseph Buckelew                   Director                                        March 16, 2005
-----------------------------------------------
                 Joseph Buckelew

     /s/      Donald T. DiFrancesco                Director                                        March 16, 2005
-----------------------------------------------
              Donald T. DiFrancesco

     /s/          John K. Lloyd                    Director                                        March 16, 2005
-----------------------------------------------
                  John K. Lloyd

     /s/         Morton N. Kerr                    Director                                        March 16, 2005
-----------------------------------------------
                 Morton N. Kerr

     /s/         Steven M. Lewis                   Director                                        March 16, 2005
-----------------------------------------------
                 Steven M. Lewis

     /s/     George E. Norcross, III               Director                                        March 16, 2005
-----------------------------------------------
             George E. Norcross, III

                                                   Director                                        March 16, 2005
-----------------------------------------------
                Joseph J. Plumeri

     /s/        Daniel J. Ragone                   Director                                        March 16, 2005
-----------------------------------------------
                Daniel J. Ragone

     /s/     William A. Schwartz Jr.               Director                                        March 16, 2005
-----------------------------------------------
             William A. Schwartz Jr.

     /s/     Joseph T. Tarquini Jr.                Director                                        March 16, 2005
-----------------------------------------------
             Joseph T. Tarquini Jr.
