Form 10-Q
period 2005-03-31
COMMERCE BANCORP INC /NJ/
filed 2005-05-09
CIK 715096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR

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

Yes X	No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X	No __

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	162,091,631
(Title of Class)	(No. of Shares Outstanding as of May 2, 2005)

COMMERCE BANCORP, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
	March 31,	December 31,
(dollars in thousands)	2005	2004
Assets

Cash and due from banks	$1,066,051	$1,050,806
Federal funds sold	10,000
Cash and cash equivalents	1,076,051	1,050,806
Loans held for sale	64,087	44,072
Trading securities	206,113	169,103
Securities available for sale	7,950,643	8,044,150
Securities held to maturity	11,292,995	10,463,658
(market value 03/05-$11,114,510; 12/04-$10,430,451)
Loans	9,975,893	9,454,611
Less allowance for loan losses	139,289	135,620
	9,836,604	9,318,991
Bank premises and equipment, net	1,077,488	1,059,519
Other assets	365,995	351,346
Total assets	$31,869,976	$30,501,645

Liabilities

Deposits:
Demand:
Noninterest-bearing	$6,877,932	$6,406,614
Interest-bearing	12,402,424	11,604,066
Savings	6,811,580	6,490,263
Time	3,396,022	3,157,942
Total deposits	29,487,958	27,658,885
Other borrowed money	136,251	661,195
Other liabilities	339,808	315,860
Long-term debt	200,000	200,000
	30,164,017	28,835,940

Stockholders' Equity

Common stock, 162,430,559 shares
issued (160,635,618 shares in 2004)	162,431	160,636
Capital in excess of par value	988,848	951,476
Retained earnings	603,338	543,978
Accumulated other comprehensive (loss) income	(35,927)	20,953
	1,718,690	1,677,043

Less treasury stock, at cost, 838,758 shares
issued (795,610 shares in 2004)	12,731	11,338
Total stockholders' equity	1,705,959	1,665,705

Total liabilities and stockholders’ equity	$31,869,976	$30,501,645

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2005	2004

Interest income

Interest and fees on loans	$145,218	$108,213
Interest on investment securities	224,946	163,499
Other interest	316	340
Total interest income	370,480	272,052

Interest expense

Interest on deposits:
Demand	46,671	15,943
Savings	19,080	7,786
Time	18,398	14,643
Total interest on deposits	84,149	38,372
Interest on other borrowed money	4,410	448
Interest on long-term debt	3,020	3,020
Total interest expense	91,579	41,840

Net interest income	278,901	230,212
Provision for loan losses	6,250	9,500
Net interest income after provision for loan losses	272,651	220,712

Noninterest income

Deposit charges and service fees	59,964	45,481
Other operating income	42,617	40,327
Net investment securities gains	1,108	424
Total noninterest income	103,689	86,232

Noninterest expense

Salaries and benefits	119,301	97,340
Occupancy	37,993	28,110
Furniture and equipment	28,926	24,179
Office	12,677	10,920
Marketing	5,801	8,696
Other	53,708	43,005
Total noninterest expense	258,406	212,250

Income before income taxes	117,934	94,694
Provision for federal and state income taxes	40,797	32,719
Net income	$77,137	$61,975

Net income per common and common equivalent share:
Basic	$0.48	$0.40
Diluted	$0.45	$0.37
Average common and common equivalent shares outstanding:
Basic	160,798	154,328
Diluted	176,323	171,065
Dividends declared, common stock	$0.11	$0.09

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2005	2004
Operating activities

Net income	$77,137	$61,975
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	6,250	9,500
Provision for depreciation, amortization and accretion	37,173	27,294
Gains on sales of securities	(1,108)	(424)
Proceeds from sales of loans held for sale	158,738	191,621
Originations of loans held for sale	(178,753)	(183,786)
Net increase in trading securities	(37,010)	(63,901)
Decrease (increase) in other assets	17,549	(25,765)
Increase in other liabilities	23,778	62,857
Net cash provided by operating activities	103,754	79,371

Investing activities

Proceeds from the sales of securities available for sale	188,152	1,561,581
Proceeds from the maturity of securities available for sale	734,296	758,400
Proceeds from the maturity of securities held to maturity	493,650	167,248
Purchase of securities available for sale	(925,038)	(3,519,396)
Purchase of securities held to maturity	(1,326,375)	(548,888)
Net increase in loans	(523,863)	(351,791)
Capital expenditures	(43,626)	(65,181)
Net cash used by investing activities	(1,402,804)	(1,998,027)

Financing activities

Net increase in demand and savings deposits	1,590,993	2,030,603
Net increase in time deposits	238,080	150,675
Net decrease in other borrowed money	(524,944)	(173,532)
Dividends paid	(17,604)	(14,547)
Proceeds from issuance of common stock under
dividend reinvestment and other stock plans	39,164	45,261
Other	(1,394)	(1,999)
Net cash provided by financing activities	1,324,295	2,036,461

Increase in cash and cash equivalents	25,245	117,805
Cash and cash equivalents at beginning of period	1,050,806	910,092
Cash and cash equivalents at end of period	$1,076,051	$1,027,897

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$91,295	$40,935
Income taxes	374	5,402
See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

Three months ended March 31, 2005
(in thousands)
					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive
	Stock	Par Value	Earnings	Stock	Income (Loss)	Total

Balances at December 31, 2004	$160,636	$951,476	$543,978	$(11,338)	$20,953	$1,665,705
Net income			77,137			77,137
Other comprehensive loss, net of tax
Unrealized loss on securities (pre-tax $88,963)					(56,710)	(56,710)
Reclassification adjustment (pre-tax $262)					(170)	(170)
Other comprehensive loss						(56,880)
Total comprehensive income						20,257
Cash dividends			(17,774)			(17,774)
Shares issued under dividend reinvestment
and compensation and benefit plans (1,795 shares)	1,795	37,369				39,164
Other		3	(3)	(1,393)		(1,393)
Balances at March 31, 2005	$162,431	$988,848	$603,338	$(12,731)	$(35,927)	$1,705,959

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A. Consolidated Financial Statements

The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements were compiled in accordance with the accounting policies set forth in Note 1 - Significant Accounting Policies of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature.

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 2004. The results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The consolidated financial statements include the accounts of Commerce Bancorp, Inc. and its consolidated subsidiaries. All material intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with 2005 presentation.

Per share data and other appropriate share information for 2004 have been restated for the two-for-one stock split in the form of a 100% stock dividend effective March 7, 2005.

B. Long Term Debt

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

The Company may call the Convertible Trust Capital Securities provided various terms and conditions are met, primarily related to the market price of the Company’s common stock. In summary, the Company’s common stock must trade at a price of $31.65 or higher for 20 trading days in a period of 30 consecutive trading days in order for the Company to force conversion.

The Company has calculated the effect of these securities on diluted net income per share by using the if-converted method. Under the if-converted method, the related interest charges on the Convertible Trust Capital Securities, adjusted for income taxes, have been added back to the numerator and the common shares to be issued upon conversion (7.6 million common shares) have been added to the denominator. Refer to Note I - Net Income Per Share for illustration of the if-converted method.

C.	Bank Premises and Equipment

When capitalizing costs for store construction, the Company includes the costs of purchasing the land, developing the site, constructing the building (or leasehold improvements if the property is leased), and furniture, fixtures and equipment necessary to equip the store. Depreciation charges commence the month in which the store opens. All other pre-opening and post-opening costs related to stores are expensed as incurred. As of March 31, 2005 and December 31, 2004, bank premises and equipment in progress was $109.4 million and $109.6 million, respectively.

D. Commitments and Other

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments. Management does not anticipate any material losses as a result of these transactions. Fees associated with standby letters of credit have been deferred and recorded in “Other liabilities” on the Consolidated Balance Sheets. These fees are immaterial to the Company’s consolidated financial statements at March 31, 2005.

E. Comprehensive Income

Total comprehensive income, which for the Company included net income and changes in unrealized gains and losses on the Company's available for sale securities, amounted to $20.3 million and $143.8 million, respectively, for the three months ended March 31, 2005 and 2004.

F. New Accounting Standards

On April 14, 2005 the Securities and Exchange Commission (SEC) delayed the implementation date of FASB Statement No. 123R, “Share-Based Payment” (FAS 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123). FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and amends FASB Statement No. 95, “Statement of Cash Flows”. FAS 123R requires all share-based payments to employees to be recognized in the income statement based on their fair values and no longer allows pro forma disclosure as an alternative to reflecting the impact of share-based payments on net income and net income per share. FAS 123R permits public companies to adopt its requirements using one of two methods for adoption: modified prospective or modified retrospective. A modified prospective method recognizes compensation cost beginning with the effective date of adoption for all share-based payments granted after the effective date and all unvested awards granted prior to the effective date. A modified retrospective method includes the requirements of the modified prospective method but also permits entities to restate prior period presentations. FAS 123R was originally required to be adopted no later than July 1, 2005; however, due to the SEC’s deferral of the implementation date, the Company must now adopt no later than January 1, 2006. The Company plans to adopt FAS 123R on January 1, 2006 but has yet to decide on a method of adoption.

The Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and therefore does not recognize compensation expense for employee stock options. Accordingly, the adoption of FAS 123R will impact the Company’s financial results. While the future impact of FAS 123R cannot be predicted, had the Company adopted FAS 123R for the periods presented, the impact would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and pro forma net income per share in Note G - Stock-Based Compensation.

G.	Stock-Based Compensation

As stated in Note F - New Accounting Standards, the Company continued to follow APB 25 and related Interpretations to account for its stock-based compensation plans through the first three months of 2005. If the Company had accounted for stock options under the fair value provisions of FAS 123, net income and net income per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004

Reported net income	$77,137	$61,975
Less: Stock option compensation expense
determined under fair value method, net of tax	(4,031)	(3,420)
Pro forma net income, basic	$73,106	$58,555
Add: Interest expense on Convertible Trust
Capital Securities, net of tax	1,963	1,963
Pro forma net income, diluted	$75,069	$60,518

Reported net income per share:
Basic	$0.48	$0.40
Diluted	0.45	0.37

Pro forma net income per share:
Basic	$0.45	$0.38
Diluted	$0.43	$0.35

The fair value of options granted in 2005 and 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.05% to 3.09%, dividend yields of 1.47% to 1.33%, volatility factors of the expected market price of the Company's common stock of .267 to .255 and weighted average expected lives of the options of 5.27 years.

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

The Company operates one reportable segment of business, Community Banks, which includes all of the Company’s banking subsidiaries. Through its Community Banks, the Company provides a broad range of retail and commercial banking services and corporate trust services. Parent/Other includes the holding company, Commerce Insurance Services, Inc. and Commerce Capital Markets, Inc.

Selected segment information is as follows (in thousands):

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Community	Parent/		Community	Parent/
	Banks	Other	Total	Banks	Other	Total
Net interest income	$280,955	$(2,054)	$278,901	$231,836	$(1,624)	$230,212
Provision for loan losses	6,250	-	6,250	9,500	-	9,500
Net interest income after provision	274,705	(2,054)	272,651	222,336	(1,624)	220,712
Noninterest income	75,296	28,393	103,689	58,133	28,099	86,232
Noninterest expense	236,769	21,637	258,406	189,353	22,897	212,250
Income before income taxes	113,232	4,702	117,934	91,116	3,578	94,694
Income tax expense	39,092	1,705	40,797	31,207	1,512	32,719
Net income	$74,140	$2,997	$77,137	$59,909	$2,066	$61,975

Average assets (in millions)	$28,714	$2,383	$31,097	$21,416	$2,076	$23,492

I. Net income Per Share

The calculation of net income per share follows (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2005	2004

Basic:
Net income available to common shareholders - basic	$77,137	$61,975

Average common shares outstanding - basic	160,798	154,328

Net income per common share - basic	$0.48	$0.40

Diluted:
Net income	$77,137	$61,975
Add interest expense on Convertible Trust Capital Securities,
net of tax	1,963	1,963
Net income available to common shareholders - diluted	$79,100	$63,938

Average common shares outstanding	160,798	154,328
Additional shares considered in diluted computation assuming:
Exercise of stock options	7,943	9,155
Conversion of Convertible Trust Capital Securities	7,582	7,582

Average common shares outstanding - diluted	176,323	171,065

Net income per common share - diluted	$0.45	$0.37

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Executive Summary

During the first quarter of 2005, the Company experienced strong deposit growth, the primary driver of the Company’s success. Total assets grew to $31.9 billion, an increase of 28% over March 31, 2004, while total deposits grew 29%. Net income increased 24% to $77.1 million despite margin compression caused by the existing interest rate environment. Diluted net income per share was $.45, up 22%, from $.37 for the three months ended March 31, 2004.

Per share data and other appropriate share information for 2004 have been restated for the two-for-one stock split in the form of a 100% stock dividend effective March 7, 2005.

The Company has identified the policy related to the allowance for loan losses as being critical. The foregoing critical accounting policy is more fully described in the Company’s annual report on Form 10-K for the year ended December 31, 2004. During the current quarter, there were no material changes to the estimates or methods by which estimates are derived with regard to the policy related to the allowance for loan losses.

Capital Resources

At March 31, 2005, stockholders' equity totaled $1.7 billion or 5.35% of total assets, compared to $1.7 billion or 5.46% of total assets at December 31, 2004.

The Company and its subsidiaries are subject to risk-based capital standards issued by bank regulatory authorities. Under these standards, Tier 1 capital includes stockholders’ equity, as adjusted for certain items. The Company makes two adjustments in calculating regulatory capital. The first adjustment is to exclude from capital the unrealized appreciation or depreciation in its available for sale securities portfolio. The second adjustment is to add to capital the Convertible Trust Capital Securities. Total capital is comprised of all the components of Tier 1 capital plus the allowance for loan losses.

The following table presents the Company’s and Commerce NJ’s risk-based and leverage ratios at March 31, 2005 and 2004. The 2004 ratios for Commerce NJ have been adjusted to reflect the consolidation of Commerce Shore during 2004 (amounts in thousands).

			Per Regulatory Guidelines
	Actual		Minimum		"Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2005:
Company
Risk based capital ratios:
Tier 1	$1,932,767	12.46%	$620,292	4.00%	$930,437	6.00%
Total capital	2,077,393	13.40	1,240,583	8.00	1,550,729	10.00
Leverage ratio	1,932,767	6.22	1,243,373	4.00	1,554,216	5.00
Commerce NJ
Risk based capital ratios:
Tier 1	$1,317,351	11.50%	$458,018	4.00%	$687,027	6.00%
Total capital	1,424,084	12.44	916,036	8.00	1,145,045	10.00
Leverage ratio	1,317,351	6.01	877,124	4.00	1,096,404	5.00

			Per Regulatory Guidelines
	Actual		Minimum		"Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2004:
Company
Risk based capital ratios:
Tier 1	$1,564,769	12.70%	$493,027	4.00%	$739,540	6.00%
Total capital	1,682,098	13.65	986,053	8.00	1,232,567	10.00
Leverage ratio	1,564,769	6.68	937,630	4.00	1,172,037	5.00
Commerce NJ
Risk based capital ratios:
Tier 1	$985,163	11.04%	$356,863	4.00%	$535,295	6.00%
Total capital	1,075,718	12.06	713,726	8.00	892,158	10.00
Leverage ratio	985,163	6.14	641,893	4.00	802,366	5.00

At March 31, 2005, the Company's consolidated capital levels and each of the Company's bank subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes that as of March 31, 2005, the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

Deposits

Total deposits at March 31, 2005 were $29.5 billion, up $6.6 billion, or 29% over total deposits of $22.9 billion at March 31, 2004, and up by $1.8 billion, or 7% from year-end 2004. Deposit growth during the first three months of 2005 included core deposit growth in all product and customer categories. The Company regards core deposits as all deposits other than public certificates of deposit. Core deposit growth by type of customer is as follows (in millions):

	March 31, 2005	% of Total	March 31, 2004	% of Total	Annual Growth %

Consumer	$12,681	45%	$10,511	48%	21%

Commercial	10,150	36	7,575	35	34

Government	5,227	19	3,620	17	44

Total	$28,058	100%	$21,706	100%	29%

Comparable store core deposit growth is measured as the year over year percentage increase in core deposits at the balance sheet date. At March 31, 2005, the comparable store core deposit growth for stores open two years or more was 22% and for stores open one year or more was 29%.

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

Management believes that the simulation of net interest income in different interest rate environments provides the most meaningful measure of the Company's interest rate risk. Income simulation analysis captures not only the potential of all assets and liabilities to mature or reprice, but also the probability that they will do so. Income simulation also attends to the relative interest rate sensitivities of these items, and projects their behavior over an extended period of time. Finally, income simulation permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them.

The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate plus 200 and minus 100 basis point change during the next year, with rates remaining constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 10% of net income in the flat rate scenario in the first year and within 15% over the two year time frame. Net income in the flat rate scenario is projected to increase by approximately 25% per year. The following table illustrates the impact on projected net income at March 31, 2005 and 2004 of a plus 200 and minus 100 basis point change in interest rates.

	Basis Point Change
	Plus 200	Minus 100

March 31, 2005:
Twelve Months	4.46%	(2.87)%
Twenty Four Months	7.58%	(8.66)%

March 31, 2004:
Twelve Months	0.98%	(7.81)%
Twenty Four Months	10.22%	(7.15)%

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

Many assumptions were used by the Company to calculate the impact of changes in interest rates, including the proportionate shift in rates. Actual results may not be similar to the Company’s projections due to several factors including the timing and frequency of rate changes, market conditions and the shape of the yield curve. In general, a flattening yield curve would result in reduced net interest income compared to the current flat rate scenario and proportionate rate shift assumptions. Actual results may also differ due to the Company’s actions, if any, in response to the changing rates.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate plus 200 and minus 100 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate plus 200 and minus 100 basis point change would result in the loss of 45% or more of the excess of market value over book value in the current rate scenario. At March 31, 2005, the market value of equity model indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of the Company’s assets and liabilities given an immediate plus 200 or minus 100 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company’s core deposits, or the core deposit premium. Utilizing an independent consultant, the Company has completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums. The studies have consistently confirmed management’s assertion that the Company’s core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than the Company’s loans and investment securities. Thus, these core deposit balances provide an internal hedge to market value fluctuations in the Company’s fixed rate assets. At March 31, 2005, the average life of the Company’s core deposit transaction accounts was 15.0 years.

The market value of equity model analyzes both sides of the balance sheet and, as indicated below, demonstrates the inherent value of the Company’s core deposits in a rising rate environment. As rates rise, the value of the Company’s core deposits increases which helps offset the decrease in value of the Company’s fixed rate assets. The following table summarizes the market value of equity at March 31, 2005 (in millions, except for per share amounts):

	Market Value
	Of Equity	Per Share

Plus 200 basis point	$6,878	$42.34

Current Rate	$6,648	$40.93

Minus 100 basis point	$5,715	$35.19

Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company's liquidity needs are primarily met by growth in core deposits, its cash position and cash flow from its amortizing investment and loan portfolios. If necessary, the Company has the ability to raise liquidity through collateralized borrowings, FHLB advances, or the sale of its available for sale investment portfolio. As of March 31, 2005 the Company had in excess of $13.7 billion in immediately available liquidity which includes unpledged securities that could be used for collateralized borrowings, cash on hand, and borrowing capacities under existing lines of credit. During the first three months of 2005, deposit growth, short-term borrowings and maturing investment securities were used to fund growth in the loan portfolio and purchase additional investment securities.

Short-Term Borrowings

Short-term borrowings, or other borrowed money, consist primarily of securities sold under agreements to repurchase and overnight lines of credit, and are used to meet short-term funding needs. During the first three months of 2005, the Company reduced its short-term borrowings, primarily through increased deposits. At March 31, 2005, short-term borrowings aggregated $136.3 million and had an average rate of 2.48%, as compared to $661.2 million at an average rate of 2.30% at December 31, 2004.

Interest Earning Assets

The Company’s cash flow from deposit growth and repayments from its investment portfolio totaled approximately $3.1 billion for the first three months of 2005. This significant cash flow provides the Company with ongoing reinvestment opportunities as interest rates change. For the three month period ended March 31, 2005, interest earning assets increased $1.3 billion from $28.2 billion to $29.5 billion. This increase was primarily in investment securities and the loan portfolio as described below.

Loans

During the first three months of 2005, loans increased $521.3 million from $9.5 billion to $10.0 billion. All segments of the loan portfolio experienced growth in the first three months of 2005.

The following table summarizes the loan portfolio of the Company by type of loan as of the dates shown.

	March 31,	December 31,
	2005	2004
	(in thousands)
Commercial:
Term	$1,376,663	$1,283,476
Line of credit	1,221,096	1,168,542
	2,597,759	2,452,018

Owner-occupied	2,100,289	1,998,203
	4,698,048	4,450,221

Consumer:
Mortgages (1-4 family residential)	1,447,365	1,340,009
Installment	134,965	132,646
Home equity	1,845,963	1,799,841
Credit lines	70,405	69,079
	3,498,698	3,341,575
Commercial real estate:
Investor developer	1,553,908	1,455,891
Construction	225,239	206,924
	1,779,147	1,662,815
Total loans	$9,975,893	$9,454,611

Investments

In total, for the first three months of 2005, securities increased $772.8 million from $18.7 billion to $19.4 billion. The available for sale portfolio remained at $8.0 billion during the first three months of 2005 and the held to maturity portfolio increased $829.3 million to $11.3 billion at March 31, 2005 from $10.5 billion at year-end 2004. The portfolio of trading securities increased $37.0 million from year-end 2004 to $206.1 million at March 31, 2005.

Detailed below is information regarding the composition and characteristics of the Company’s investment portfolio, excluding trading securities, as of March 31, 2005.

	Available	Held to
Product Description	For Sale	Maturity	Total
	(in millions)
Mortgage-backed Securities:
Federal Agencies Pass Through
Certificates (AAA Rated)	$1,666	$2,491	$4,157

Collateralized Mortgage
Obligations (AAA Rated)	5,887	7,811	13,698

U.S. Government agencies/Other	398	991	1,389

Total	$7,951	$11,293	$19,244

Duration (in years)	3.02	4.17	3.69
Average Life (in years)	3.62	5.16	4.52
Quarterly Average Yield	4.90%	4.92%	4.91%

At March 31, 2005, the after tax depreciation of the Company’s available for sale portfolio was $35.9 million.

The Company’s mortgage-backed securities (MBS) portfolio comprises 92% of the total investment portfolio. The MBS portfolio consists of Federal Agencies Pass-Through Certificates and Collateralized Mortgage Obligations (CMO’s) which are issued by federal agencies and other private sponsors. The Company’s investment policy does not permit investments in inverse floaters, IO’s, PO’s and other similar issues.

A summary of the amortized cost and market value of securities available for sale and securities held to maturity (in thousands) at March 31, 2005 and December 31, 2004 follows:

	At March 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Government agency and mortgage-backed obligations	$7,956,392	$12,742	$(81,539)	$7,887,595
Obligations of state and political subdivisions	9,555	103		9,658
Equity securities	9,679	11,859		21,538
Other	31,251	601		31,852
Securities available for sale	$8,006,877	$25,305	$(81,539)	$7,950,643

U.S. Government agency and mortgage-backed obligations	$10,768,421	$11,441	$(191,641)	$10,588,221
Obligations of state and political subdivisions	431,850	1,856	(141)	433,565
Other	92,724			92,724
Securities held to maturity	$11,292,995	$13,297	$(191,782)	$11,114,510

	At December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Government agency and mortgage-backed obligations	$7,884,113	$40,141	$(21,438)	$7,902,816
Obligations of state and political subdivisions	87,605	305		87,910
Equity securities	10,129	13,174		23,303
Other	29,312	809		30,121
Securities available for sale	$8,011,159	$54,429	$(21,438)	$8,044,150

U.S. Government agency and mortgage-backed obligations	$9,967,041	$43,982	$(81,028)	$9,929,995
Obligations of state and political subdivisions	398,963	3,867	(28)	402,802
Other	97,654			97,654
Securities held to maturity	$10,463,658	$47,849	$(81,056)	$10,430,451

Gross gains and losses on securities sold during the first quarter of 2005 were $1.1 million and $23 thousand, respectively.

During the first quarter of 2005, $69.4 million of securities were sold which had unrealized losses at December 31, 2004. Gross gains and losses on these securities sold were $172 thousand and $23 thousand, respectively.

Net Income

Net income for the first quarter of 2005 was $77.1 million, an increase of $15.1 million or 24% over the $62.0 million recorded for the first quarter of 2004. On a per share basis, diluted net income for the first quarter of 2005 was $0.45 per common share compared to $0.37 per common share for the first quarter of 2004.

Return on average assets (ROA) and return on average equity (ROE) for the first quarter of 2005 were 0.99% and 17.98%, respectively, compared to 1.06% and 17.91%, respectively, for the same 2004 period. The decrease in ROA was primarily due to average asset growth of 32% exceeding net income growth, which was impacted by net interest margin compression due to the flattening yield curve.

Net Interest Income

Net interest income totaled $278.9 million for the first quarter of 2005, an increase of $48.7 million or 21% from $230.2 million in the first quarter of 2004. The increase in net interest income was due to the Company’s continued ability to grow deposits as well as its loan and investment portfolios, offset by rate changes due to the existing interest rate environment.

On a tax equivalent basis, the Company recorded $283.0 million in net interest income in the first quarter of 2005, an increase of $48.6 million or 21% over the first quarter of 2004. As shown below, the increase in net interest income on a tax equivalent basis was due to volume increases in the Company’s earning assets, which were fueled by the Company’s continued growth of low-cost core deposits (in millions).

Quarter Ended	Volume	Rate	Total	%
March 31	Increase	Change	Increase	Increase

2005 vs. 2004	$70.6	($22.0)	$48.6	21%

The net interest margin for the first quarter of 2005 was 4.04%, down 35 basis points from the margin for the first quarter of 2004 and down 12 basis points from the margin for the fourth quarter of 2004. The decrease in the net interest margin was primarily due to the flattening yield curve.

The following table sets forth balance sheet items on a daily average basis for the three months ended March 31, 2005, December 31, 2004 and March 31, 2004 and presents the daily average interest earned on assets and paid on liabilities for such periods.

Average Balances and Net Interest Income

	March 2005			December 2004			March 2004
	Average		Average	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities
Taxable	$18,192,721	$221,886	4.95%	$17,294,817	$211,263	4.86%	$13,295,903	$159,648	4.83%
Tax-exempt	405,771	3,313	3.31	457,654	5,628	4.89	256,628	3,860	6.05
Trading	111,732	1,395	5.06	180,711	2,898	6.38	161,701	2,065	5.14
Total investment securities	18,710,224	226,594	4.91	17,933,182	219,789	4.88	13,714,232	165,573	4.86
Federal funds sold	50,311	316	2.55	54,620	261	1.90	144,297	340	0.95
Loans
Commercial mortgages	3,527,626	55,095	6.33	3,357,348	52,747	6.25	2,793,159	42,782	6.16
Commercial	2,327,438	35,581	6.20	2,186,627	31,852	5.80	1,878,353	24,535	5.25
Consumer	3,423,574	49,974	5.92	3,233,755	47,550	5.85	2,603,037	36,936	5.71
Tax-exempt	391,510	7,028	7.28	350,414	6,429	7.30	337,313	6,092	7.26
Total loans	9,670,148	147,678	6.19	9,128,144	138,578	6.04	7,611,862	110,345	5.83
Total earning assets	$28,430,683	$374,588	5.35%	$27,115,946	$358,628	5.26%	$21,470,391	$276,258	5.17%

Sources of Funds
Interest-bearing liabilities
Savings	$6,558,587	$19,080	1.18%	$6,289,379	$16,270	1.03%	$4,492,847	$7,786	0.70%
Interest-bearing demand	11,924,947	46,671	1.59	11,348,516	36,042	1.26	8,986,070	15,943	0.71
Time deposits	2,566,074	13,740	2.17	2,472,670	12,436	2.00	2,430,589	11,323	1.87
Public funds	781,282	4,658	2.42	888,209	4,255	1.91	968,513	3,320	1.38
Total deposits	21,830,890	84,149	1.56	20,998,774	69,003	1.31	16,878,019	38,372	0.91

Other borrowed money	703,223	4,410	2.54	545,073	2,930	2.14	174,746	448	1.03
Long-term debt	200,000	3,020	6.12	200,000	3,020	6.01	200,000	3,020	6.07
Total deposits and interest-bearing
liabilities	22,734,113	91,579	1.63	21,743,847	74,953	1.37	17,252,765	41,840	0.98
Noninterest-bearing funds (net)	5,696,570			5,372,099			4,217,626
Total sources to fund earning assets	$28,430,683	91,579	1.31	$27,115,946	74,953	1.10	$21,470,391	41,840	0.78

Net interest income and
margin tax-equivalent basis		$283,009	4.04%		$283,675	4.16%		$234,418	4.39%

Other Balances
Cash and due from banks	$1,180,375			$1,223,722			$1,007,182
Other assets	1,625,412			1,522,258			1,129,880
Total assets	31,096,724			29,725,307			23,491,544
Total deposits	28,220,513			27,105,818			21,478,730
Demand deposits (noninterest- bearing)	6,389,623			6,107,044			4,600,711
Other liabilities	256,677			248,762			253,890
Stockholders' equity	1,716,311			1,625,654			1,384,178

Notes   - Weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis assuming a federal tax rate of 35%.
- Non-accrual loans have been included in the average loan balance.

Noninterest Income

Noninterest income totaled $103.7 million for the first quarter of 2005, an increase of $17.5 million or 20% from $86.2 million in the first quarter of 2004. Deposit charges and service fees increased $14.5 million, or 32%, during the first quarter of 2005 as compared to the same period in 2004, primarily due to the Company’s growth in deposits. Other operating income, which includes the Company’s insurance and capital markets divisions, increased by $2.3 million, or 6%. The increase in other operating income in more fully depicted in the following chart (in thousands).

	Three Months Ended
	March 31,
	2005	2004
Other operating income:
Insurance	$19,789	$18,336
Capital Markets	6,441	9,727
Loan brokerage fees	2,759	3,053
Other	13,628	9,211
Total other	$42,617	$40,327

Commerce Capital Markets, Inc. (CCMI) revenues decreased $3.3 million, or 34%, during the first quarter of 2005 as compared to the same period in 2004, which was related in part to the Company’s decision to exit the negotiated government public finance business during the third quarter of 2004 as well as decreased municipal trading results. All other operating income increased $4.4 million, or 48%, primarily due to increased gains on sale of SBA loans, letter of credit fees, revenues generated by the Company’s leasing division and income from other investments.

Noninterest Expense

For the first quarter of 2005, noninterest expense totaled $258.4 million, an increase of $46.2 million, or 22%, over the same period in 2004. Contributing to this increase was new store activity over the past twelve months, with the number of stores increasing from 278 at March 31, 2004 to 319 at March 31, 2005. With the addition of these new offices, staff, facilities, and related expenses rose accordingly.

Other noninterest expense increased $10.7 million, or 25%, over the first quarter of 2004. The increase in other noninterest expense is depicted in the following chart (in thousands).

	Three Months Ended
	March 31,
	2005	2004
Other noninterest expense:
Business development costs	$7,115	$5,996
Bank-card related service charges	10,914	7,523
Professional services/Insurance	9,786	7,357
Provisions for non-credit-related losses	7,672	5,403
Other	18,221	16,726
Total other	$53,708	$43,005

The growth in business development costs, bank-card related service charges and non-credit-related losses, which includes fraud and forgery losses on deposit and other non-credit related items, was due to the Company’s growth in new stores and customer accounts. The growth in professional services and insurance expense was primarily attributable to increased consulting and insurance costs related to the Company’s overall growth.

The Company's operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 67.70% for the first three months of 2005 as compared to 67.12% for the same 2004 period. The Company's efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

Loan and Asset Quality

Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at March 31, 2005 were $32.8 million, or 0.10% of total assets compared to $33.5 million or 0.11% of total assets at December 31, 2004 and $32.4 million or 0.13% of total assets at March 31, 2004.

Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at March 31, 2005 were $32.0 million or 0.32% of total loans compared to $32.8 million or 0.35% of total loans at December 31, 2004 and $30.5 million or 0.39% of total loans at March 31, 2004. At March 31, 2005, loans past due 90 days or more and still accruing interest amounted to $233 thousand compared to $602 thousand at December 31, 2004 and $696 thousand at March 31, 2004. Additional loans considered as potential problem loans by the Company's internal loan review department ($34.7 million at March 31, 2005, compared to $37.7 million at December 31, 2004 and $35.8 million at March 31, 2004) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

During the first quarter of 2005, consumer non-accrual loans decreased by $1.4 million, which primarily related to a partial charge-off on one loan for $550 thousand and two smaller loans for approximately $600 thousand that were paid off during the quarter. The decrease in consumer non-accrual loans led to the overall decrease in non-performing assets during the first three months of 2005. The overall asset quality of the Company, as measured in terms of non-performing assets to total assets, coverage ratios and non-performing assets to stockholders’ equity, remained strong.

The following summary presents information regarding non-performing loans and assets as of March 31, 2005 and the preceding four quarters (dollar amounts in thousands).

	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Non-accrual loans:
Commercial	$18,376	$17,874	$22,647	$17,382	$19,701
Consumer	8,723	10,138	9,784	11,675	9,984
Real estate:
Construction	178
Mortgage	1,290	1,317	1,251	675	810
Total non-accrual loans	28,567	29,329	33,682	29,732	30,495

Restructured loans:
Commercial	3,422	3,518	3,614	1	1
Total restructured loans	3,422	3,518	3,614	1	1

Total non-performing loans	31,989	32,847	37,296	29,733	30,496

Other real estate	777	626	972	653	1,890

Total non-performing assets	32,766	33,473	38,268	30,386	32,386

Loans past due 90 days or more
and still accruing	233	602	614	318	696

Total non-performing assets and
loans past due 90 days or more	$32,999	$34,075	$38,882	$30,704	$33,082

Total non-performing loans as a
percentage of total period-end loans	0.32%	0.35%	0.42%	0.36%	0.39%

Total non-performing assets as a
percentage of total period-end assets	0.10%	0.11%	0.13%	0.11%	0.13%

Total non-performing assets and loans
past due 90 days or more as a
percentage of total period-end assets	0.10%	0.11%	0.14%	0.11%	0.13%

Allowance for loan losses as a percentage
of total non-performing loans	435%	413%	353%	419%	385%

Allowance for loan losses as a percentage
of total period-end loans	1.40%	1.43%	1.48%	1.50%	1.51%

Total non-performing assets and loans
past due 90 days or more as a
percentage of stockholders' equity and
allowance for loan losses	2%	2%	2%	2%	2%

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data (in thousands):

	Three Months Ended		Year Ended
	March 31,		December 31,
	2005	2004	2004
Balance at beginning of period	$135,620	$112,057	$112,057
Provisions charged to operating expenses	6,250	9,500	39,238
	141,870	121,557	151,295

Recoveries of loans previously charged-off:
Commercial	651	156	1,000
Consumer	833	270	1,123
Commercial real estate	50	47	52
Total recoveries	1,534	473	2,175

Loans charged-off:
Commercial	(2,602)	(2,293)	(9,416)
Consumer	(1,487)	(772)	(6,733)
Commercial real estate	(26)	(1,636)	(1,701)
Total charge-offs	(4,115)	(4,701)	(17,850)
Net charge-offs	(2,581)	(4,228)	(15,675)

Balance at end of period	$139,289	$117,329	$135,620

Net charge-offs as a percentage of average loans outstanding	0.11%	0.22%	0.19%

Net Reserve Additions	$3,669	$5,272	$23,563

Net charge-offs as a percentage of average loans outstanding during the first three months of 2005 decreased to 0.11% as compared to 0.22% for the same period in 2004. This decrease was primarily attributable to an increase in total recoveries of loans previously charged-off of $1.1 million. Also contributing to the decrease in net charge-offs as a percentage of average loans oustanding was a slight decrease in total charge-offs. Commercial and consumer loan charge-offs increased by $1.0 million during the first three months of 2005 which were offset by a decrease in commercial real estate charge-offs of $1.6 million. Commercial real estate charge-offs during the first three months of 2004 reflected one large credit for $1.6 million. The net reserve additions for the first three months of 2005 were reflective of the overall credit quality of the Company’s loan portfolio.

The Company considers the allowance for loan losses of $139.3 million adequate to cover probable losses inherent in the loan portfolio at March 31, 2005. The allowance for loan losses is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. The level of the allowance is based on an evaluation of individual large classified loans and nonaccrual loans, the Company’s historical loss experience and the risk characteristics included in the loan portfolio. While the allowance for loan losses is maintained at a level considered to be adequate by management for estimated losses in the loan portfolio, determination of the allowance is inherently subjective, as it requires estimates that may be susceptible to significant change.

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

These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company's control). The words "may", "could", "should", "would", believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System (the "FRB"); inflation; interest rates, market and monetary fluctuations; the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers; the willingness of customers to substitute competitors' products and services for the Company's products and services and vice versa; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; future acquisitions; the expense savings and revenue enhancements from acquisitions being less than expected; the growth and profitability of the Company's noninterest or fee income being less than expected; the ability to maintain the growth and further development of the Company’s community-based retail branching network; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company cautions that any such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to differ materially from the future results, performance or achievements the Company has anticipated in such forward-looking statements. You should note that many factors, some of which are discussed in this Form 10-Q could affect the Company’s future financial results and could cause those results to differ materially from those expressed or implied in the Company’s forward-looking statements contained or incorporated by reference in this document. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

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

During the quarter ended March 31, 2005, there has not occurred any change in Internal Controls that has materially affected or is reasonably likely to materially affect Internal Controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During July and August 2004, six class action complaints were filed in the United States District Court for the District of New Jersey and the Eastern District of Pennsylvania against the Company and certain Company (or subsidiary) current and former officers and directors. All class action complaints have been consolidated in the United States District Court for the District of New Jersey, Camden Division. As a result of the consolidation, a single consolidated complaint has been filed. It alleges that the defendants violated federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company’s securities during various periods. The Company believes these class action complaints are without merit. No accrual for a loss contingency has been recorded, as the risk of loss is considered remote.

Other than routine litigation arising in the normal course of business, the Company and its subsidiaries are not parties to any other material litigation.

Item 2. Purchases of Certain Equity Securities by the Issuer and Affiliated Purchasers

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2005	43,298	$32.23
February 1 to February 28, 2005
March 1 to March 31, 2005
Total	43,298	$32.23

(1) Purchases were made by the Company for the payment of income taxes on the exercise of stock options by an executive officer.

Item 6. Exhibits

Exhibits

Exhibit 31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCORP, INC.
(Registrant)

May 9, 2005	/s/ DOUGLAS J. PAULS
(Date)	DOUGLAS J. PAULS
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)