Form 10-Q
period 2005-06-30
COMMERCE BANCORP INC /NJ/
filed 2005-08-05
CIK 715096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

(856) 751-9000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X	No __

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	164,051,679
(Title of Class)	(No. of Shares Outstanding as of August 1, 2005)

COMMERCE BANCORP, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

		June 30,	December 31,
	(dollars in thousands)	2005	2004
Assets	Cash and due from banks	$1,400,346	$1,050,806
	Federal funds sold	13,700
	Cash and cash equivalents	1,414,046	1,050,806
	Loans held for sale	314,437	44,072
	Trading securities	183,894	169,103
	Securities available for sale	7,676,837	8,044,150
	Securities held to maturity	11,708,266	10,463,658
	(market value 06/05-$11,692,632; 12/04-$10,430,451)
	Loans	10,688,717	9,454,611
	Less allowance for loan losses	141,325	135,620
		10,547,392	9,318,991
	Bank premises and equipment, net	1,135,035	1,059,519
	Other assets	383,029	351,346
		$33,362,936	$30,501,645

Liabilities	Deposits:
	Demand:
	Noninterest-bearing	$7,540,381	$6,406,614
	Interest-bearing	11,966,515	11,604,066
	Savings	7,504,035	6,490,263
	Time	3,508,132	3,157,942
	Total deposits	30,519,063	27,658,885
	Other borrowed money	567,346	661,195
	Other liabilities	227,036	315,860
	Long-term debt	200,000	200,000
		31,513,445	28,835,940

Stockholders’	Common stock, 164,178,009 shares
Equity	issued (160,635,618 shares in 2004)	164,178	160,636
	Capital in excess of par value	1,024,851	951,476
	Retained earnings	664,803	543,978
	Accumulated other comprehensive income	8,390	20,953
		1,862,222	1,677,043

	Less treasury stock, at cost, 838,758 shares
	issued (795,610 shares in 2004)	12,731	11,338
	Total stockholders’ equity	1,849,491	1,665,705
		$33,362,936	$30,501,645

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
	(dollars in thousands, except per share amounts)	2005	2004	2005	2004
Interest	Interest and fees on loans	$161,839	$113,947	$307,057	$222,160
income	Interest on investments	234,970	177,929	459,916	341,428
	Other interest	889	154	1,205	494
	Total interest income	397,698	292,030	768,178	564,082

Interest	Interest on deposits:
expense	Demand	53,755	18,729	100,426	34,672
	Savings	23,258	10,216	42,338	18,002
	Time	22,281	14,264	40,679	28,907
	Total interest on deposits	99,294	43,209	183,443	81,581
	Interest on other borrowed money	6,917	1,052	11,327	1,500
	Interest on long-term debt	3,020	3,020	6,040	6,040
	Total interest expense	109,231	47,281	200,810	89,121

	Net interest income	288,467	244,749	567,368	474,961
	Provision for loan losses	4,500	10,748	10,750	20,248
	Net interest income after provision for
	loan losses	283,967	234,001	556,618	454,713

Noninterest	Deposit charges and service fees	68,802	52,717	128,766	98,198
income	Other operating income	42,152	38,923	84,769	79,250
	Net investment securities gains	4,689	635	5,797	1,059
	Total noninterest income	115,643	92,275	219,332	178,507

Noninterest	Salaries and benefits	127,552	104,110	246,853	201,450
expense	Occupancy	39,110	27,949	77,103	56,059
	Furniture and equipment	28,895	27,001	57,821	51,180
	Office	12,577	10,920	25,254	21,840
	Marketing	8,456	9,278	14,257	17,974
	Other	61,909	46,997	115,617	90,002
	Total noninterest expenses	278,499	226,255	536,905	438,505

	Income before income taxes	121,111	100,021	239,045	194,715
	Provision for federal and state income taxes	41,702	33,786	82,499	66,505
	Net income	$79,409	$66,235	$156,546	$128,210

	Net income per common and common
	equivalent share:
	Basic	$0.49	$0.42	$0.97	$0.82
	Diluted	$0.46	$0.40	$0.91	$0.77
	Average common and common equivalent
	shares outstanding:
	Basic	162,287	155,960	161,547	155,144
	Diluted	177,202	172,520	176,724	171,787
	Dividends declared, common stock	$0.11	$0.10	$0.22	$0.19

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

		Six Months Ended June 30,
	(dollars in thousands)	2005	2004
Operating	Net income	$156,546	$128,210
activities	Adjustments to reconcile net income to net cash
	provided by operating activities:
	Provision for loan losses	10,750	20,248
	Provision for depreciation, amortization and accretion	75,851	63,429
	Gain on sales of securities	(5,797)	(1,059)
	Proceeds from sales of loans held for sale	346,381	408,006
	Originations of loans held for sale	(367,246)	(406,284)
	Net increase in trading securities	(14,791)	(11,647)
	Increase in other assets, net	(24,914)	(35,859)
	Decrease in other liabilities	(89,165)	(14,414)
	Net cash provided by operating activities	87,615	150,630

Investing	Proceeds from the sales of securities available for sale	1,751,170	1,656,912
activities	Proceeds from the maturity of securities available for sale	1,462,746	2,228,796
	Proceeds from the maturity of securities held to maturity	1,184,845	407,486
	Purchase of securities available for sale	(2,875,296)	(5,569,909)
	Purchase of securities held to maturity	(2,438,003)	(1,690,817)
	Net increase in loans	(1,488,651)	(897,497)
	Capital expenditures	(127,658)	(136,731)
	Net cash used by investing activities	(2,530,847)	(4,001,760)

Financing	Net increase in demand and savings deposits	2,509,988	3,481,226
activities	Net increase (decrease) in time deposits	350,190	(120,878)
	Net (decrease) increase in other borrowed money	(93,849)	632,530
	Dividends paid	(35,378)	(29,315)
	Proceeds from issuance of common stock under dividend reinvestment and other stock plans	76,914	69,433
	Other	(1,393)	(1,999)
	Net cash provided by financing activities	2,806,472	4,030,997

	Increase in cash and cash equivalents	363,240	179,867
	Cash and cash equivalents at beginning of year	1,050,806	910,092
	Cash and cash equivalents at end of period	$1,414,046	$1,089,959

	Supplemental disclosures of cash flow information:
	Cash paid during the period for:
	Interest	$198,427	$89,705
	Income taxes	75,370	63,339
	Other noncash activities:
	Transfer of loans to held for sale	249,500

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

Six months ended June 30, 2005
(in thousands)
		Capital in			Accumulated
		Excess of			Other
	Common	Par	Retained	Treasury	Comprehensive
	Stock	Value	Earnings	Stock	Income (Loss)	Total

Balances at December 31, 2004	$160,636	$951,476	$543,978	$(11,338)	$20,953	$1,665,705
Net income			156,546			156,546
Other comprehensive (loss) income, net of tax
Unrealized loss on securities (pre-tax $22,932)					(14,711)	(14,711)
Reclassification adjustment (pre-tax $3,304)					2,148	2,148
Other comprehensive loss						(12,563)
Total comprehensive income						143,983
Cash dividends			(35,718)			(35,718)
Shares issued under dividend reinvestment
and compensation and benefit plans (3,542 shares)	3,542	73,372				76,914
Other		3	(3)	(1,393)		(1,393)
Balances at June 30, 2005	$164,178	$1,024,851	$664,803	$(12,731)	$8,390	$1,849,491

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

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004. The results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The consolidated financial statements include the accounts of Commerce Bancorp, Inc. and its consolidated subsidiaries. All material intercompany transactions have been eliminated. Certain amounts from prior periods have been reclassified to conform with 2005 presentation.

Per share data and other appropriate share information for 2004 have been restated for the two-for-one stock split in the form of a 100% stock dividend effective March 7, 2005.

B. Long Term Debt

On March 11, 2002, the Company issued $200.0 million of 5.95% Convertible Trust Capital Securities through Commerce Capital Trust II, a Delaware business trust. The Convertible Trust Capital Securities mature in 2032. All $200.0 million of the Convertible Trust Capital Securities qualify as Tier 1 capital for regulatory capital purposes.

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

C.  Bank Premises and Equipment

When capitalizing costs for store construction, the Company includes the costs of purchasing the land, developing the site, constructing the building (or leasehold improvements if the property is leased), and furniture, fixtures and equipment necessary to equip the store. Depreciation charges commence the month in which the store opens. All other pre-opening and post-opening costs related to stores are expensed as incurred. As of June 30, 2005 and December 31, 2004, bank premises and equipment in progress was $128.5 million and $109.6 million, respectively.

D. Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments. Management does not anticipate any material losses as a result of these transactions. Fees associated with standby letters of credit have been deferred and recorded in “Other liabilities” on the Consolidated Balance Sheets. These fees are immaterial to the Company’s consolidated financial statements at June 30, 2005.

E. Comprehensive Income (Loss)

Total comprehensive income (loss), which for the Company included net income and changes in unrealized gains and losses on the Company’s available for sale securities, amounted to $123.7 million and $(133.8) million, respectively, for the three months ended June 30, 2005 and 2004. For the six months ended June 30, 2005 and 2004, total comprehensive income was $144.0 million and $9.9 million, respectively.

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

G. Stock-Based Compensation

As stated in Note F - New Accounting Standards, the Company continued to follow APB 25 and related Interpretations to account for its stock-based compensation plans through the first six months of 2005. If the Company had accounted for stock options under the fair value provisions of FAS 123, net income and net income per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Reported net income	$79,409	$66,235	$156,546	$128,210
Less: Stock option compensation expense
determined under fair value method, net of tax	(4,031)	(3,090)	(8,062)	(6,510)
Pro forma net income, basic	$75,378	$63,145	$148,484	$121,700
Add: Interest expense on Convertible Trust
Capital Securities, net of tax	1,963	1,963	3,926	3,926
Pro forma net income, diluted	$77,341	$65,108	$152,410	$125,626

Reported net income per share:
Basic	$0.49	$0.42	$0.97	$0.82
Diluted	$0.46	$0.40	$0.91	$0.77

Pro forma net income per share:
Basic	$0.46	$0.40	$0.92	$0.78
Diluted	$0.44	$0.38	$0.86	$0.73

The fair value of options granted in 2005 and 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.05% to 3.09%, dividend yields of 1.47% to 1.33%, volatility factors of the expected market price of the Company’s common stock of .267 to .255 and weighted average expected lives of the options of 5.27 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

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

Selected segment information is as follows (in thousands):

	Three Months Ended June 30, 2005				Three Months Ended June 30, 2004
	Community		Parent/		Community	Parent/
	Banks		Other	Total	Banks	Other	Total
Net interest income	$289,859	$	(1,392)	$288,467	$246,385	$(1,636)	$244,749
Provision for loan losses	4,500		-	4,500	10,748	-	10,748
Net interest income after provision	285,359		(1,392)	283,967	235,637	(1,636)	234,001
Noninterest income	89,923		25,720	115,643	66,836	25,439	92,275
Noninterest expense	257,899		20,600	278,499	203,155	23,100	226,255
Income before income taxes	117,383		3,728	121,111	99,318	703	100,021
Income tax expense	40,537		1,165	41,702	33,917	(131)	33,786
Net income	$76,846		$2,563	$79,409	$65,401	$834	$66,235

Average assets (in millions)	$30,225		$2,538	$32,763	$23,778	$2,044	$25,822

	Six Months Ended June 30, 2005				Six Months Ended June 30, 2004
	Community		Parent/		Community	Parent/
	Banks		Other	Total	Banks	Other	Total
Net interest income	$570,814	$	(3,446)	$567,368	$478,221	$(3,260)	$474,961
Provision for loan losses	10,750		-	10,750	20,248		20,248
Net interest income after provision	560,064		(3,446)	556,618	457,973	(3,260)	454,713
Noninterest income	165,219		54,113	219,332	124,969	53,538	178,507
Noninterest expense	494,668		42,237	536,905	392,508	45,997	438,505
Income before income taxes	230,615		8,430	239,045	190,434	4,281	194,715
Income tax expense	79,629		2,870	82,499	65,124	1,381	66,505
Net income	$150,986		$5,560	$156,546	$125,310	$2,900	$128,210

Average assets (in millions)	$29,475		$2,460	$31,935	$22,596	$2,060	$24,656

I. Net Income Per Share

The calculation of net income per share follows (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Basic:
Net income available to common shareholders - basic	$79,409	$66,235	$156,546	$128,210
Average common shares outstanding - basic	162,287	155,960	161,547	155,144
Net income per common share - basic	$0.49	$0.42	$0.97	$0.82

Diluted:
Net income	$79,409	$66,235	$156,546	$128,210
Add interest expense on Convertible Trust Capital Securities,
net of tax	1,963	1,963	3,926	3,926
Net income available to common shareholders - diluted	$81,372	$68,198	$160,472	$132,136

Average common shares outstanding	162,287	155,960	161,547	155,144
Additional shares considered in diluted computation assuming:
Exercise of stock options	7,333	8,978	7,595	9,061
Conversion of Convertible Trust Capital Securities	7,582	7,582	7,582	7,582
Average common shares outstanding - diluted	177,202	172,520	176,724	171,787

Net income per common share - diluted	$0.46	$0.40	$0.91	$0.77

J. Subsequent Event

On July 25, 2005, the Company announced an agreement to acquire Palm Beach County Bank, based in West Palm Beach, Florida. Palm Beach County Bank is privately held with approximately $350.0 million in assets and seven offices. The acquisition price, payable in Commerce Bancorp, Inc. common stock, is approximately $100.0 million. Closing for the acquisition is expected in the fourth quarter of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Executive Summary

During the first six months of 2005, the Company experienced strong deposit growth, the primary driver of the Company’s success. Total deposits grew to $30.5 billion, an increase of 27% over June 30, 2004. Total assets increased to $33.4 billion, an increase of 25% over June 30, 2004, while total loans increased $2.4 billion, or 28%, from $8.3 billion to $10.7 billion. Net income increased 20% to $79.4 million and 22% to $156.5 million during the second quarter and first six months, respectively, as compared to the same periods in 2004, despite margin compression caused by the existing interest rate environment. Diluted net income per share increased by 15% to $0.46 and 18% to $0.91 during the second quarter and first six months of 2005, respectively, as compared to the same periods in 2004.

Per share data and other appropriate share information for 2004 have been restated for the two-for-one stock split in the form of a 100% stock dividend effective March 7, 2005.

The Company has identified the policy related to the allowance for loan losses as being critical. The foregoing critical accounting policy is more fully described in the Company’s annual report on Form 10-K for the year ended December 31, 2004. During the first six months of 2005, there were no material changes to the estimates or methods by which estimates are derived with regard to the policy related to the allowance for loan losses.

Capital Resources

At June 30, 2005, stockholders’ equity totaled $1.8 billion or 5.54% of total assets, compared to $1.7 billion or 5.46% of total assets at December 31, 2004.

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

The table below presents the Company’s and Commerce NJ’s risk-based and leverage ratios at June 30, 2005 and 2004 (amounts in thousands):

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2005:
Company
Risk based capital ratios:
Tier 1	$2,032,129	12.39%	$656,250	4.00%	$984,375	6.00%
Total capital	2,179,616	13.29	1,312,500	8.00	1,640,626	10.00
Leverage ratio	2,032,129	6.20	1,310,297	4.00	1,637,871	5.00
Commerce NJ
Risk based capital ratios:
Tier 1	$1,413,674	11.48%	$492,571	4.00%	$738,856	6.00%
Total capital	1,523,793	12.37	985,141	8.00	1,231,427	10.00
Leverage ratio	1,413,674	6.01	941,149	4.00	1,176,436	5.00

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2004:
Company
Risk based capital ratios:
Tier 1	$1,640,555	12.37%	$530,388	4.00%	$795,582	6.00%
Total capital	1,765,243	13.31	1,060,776	8.00	1,325,970	10.00
Leverage ratio	1,640,555	6.33	1,036,022	4.00	1,295,028	5.00
Commerce NJ
Risk based capital ratios:
Tier 1	$1,109,055	11.18%	$396,693	4.00%	$595,039	6.00%
Total capital	1,206,762	12.17	793,385	8.00	991,731	10.00
Leverage ratio	1,109,055	6.04	734,786	4.00	918,483	5.00

At June 30, 2005, the Company’s consolidated capital levels and each of the Company’s bank subsidiaries met the regulatory definition of a “well capitalized” financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes that as of June 30, 2005, the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

Deposits

Total deposits at June 30, 2005 were $30.5 billion, up $6.5 billion, or 27% over total deposits of $24.1 billion at June 30, 2004, and up by $2.9 billion, or 10% from year-end 2004. Deposit growth during the first six months of 2005 included core deposit growth in all product and customer categories. The Company regards core deposits as all deposits other than public certificates of deposit. Core deposit growth by type of customer is as follows (in millions):

	June 30, 2005	% of Total	June 30, 2004	% of Total	Annual Growth %

Consumer	$ 13,250	45%	$ 11,066	48%	20%

Commercial	11,179	38	8,402	36	33

Government	5,196	17	3,641	16	43

Total	$ 29,625	100%	$ 23,109	100%	28%

Comparable store core deposit growth is measured as the year over year percentage increase in core deposits at the balance sheet date. At June 30, 2005, the comparable store core deposit growth for stores open two years or more was 19% and for stores open one year or more was 24%.

Interest Rate Sensitivity and Liquidity

The Company’s risk of loss arising from adverse changes in the fair market value of financial instruments, or market risk, is composed primarily of interest rate risk. The primary objective of the Company’s asset/liability management activities is to maximize net interest income, while maintaining acceptable levels of interest rate risk. The Company’s Asset/Liability Committee (ALCO) is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with these policies. The guidelines established by ALCO are reviewed by the Company’s Board of Directors.

Management believes that the simulation of net interest income in different interest rate environments provides the most meaningful measure of the Company’s interest rate risk. Income simulation analysis captures not only the potential of all assets and liabilities to mature or reprice, but also the probability that they will do so. Income simulation also attends to the relative interest rate sensitivities of these items, and projects their behavior over an extended period of time. Finally, income simulation permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them.

The Company’s income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company’s model projects a proportionate plus 200 and minus 100 basis point change during the next year, with rates remaining constant in the second year. The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 10% of net income in the flat rate scenario in the first year and within 15% over the two year time frame. Net income in the flat rate scenario is projected to increase by approximately 25% per year. The following table illustrates the impact on projected net income at June 30, 2005 and 2004 of a plus 200 and minus 100 basis point change in interest rates.

	Basis Point Change
	Plus 200	Minus 100
June 30, 2005:
Twelve Months	0.60%	(7.40)%
Twenty Four Months	12.58%	(7.58)%

June 30, 2004:
Twelve Months	4.06%	1.45%
Twenty Four Months	11.38%	(0.31)%

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company’s assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company’s assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate plus 200 and minus 100 basis point change in rates. The Company’s ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate plus 200 and minus 100 basis point change would result in the loss of 45% or more of the excess of market value over book value in the current rate scenario. At June 30, 2005, the market value of equity model indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of the Company’s assets and liabilities given an immediate plus 200 or minus 100 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company’s core deposits, or the core deposit premium. Utilizing an independent consultant, the Company has completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums. The studies have consistently confirmed management’s assertion that the Company’s core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than the Company’s loans and investment securities. Thus, these core deposit balances provide an internal hedge to market value fluctuations in the Company’s fixed rate assets. At June 30, 2005, the average life of the Company’s core deposit transaction accounts was 15.6 years.

The market value of equity model analyzes both sides of the balance sheet and, as indicated below, demonstrates the inherent value of the Company’s core deposits in a rising rate environment. As rates rise, the value of the Company’s core deposits increases which helps offset the decrease in value of the Company’s fixed rate assets. The following table summarizes the market value of equity at June 30, 2005 (in millions, except for per share amounts):

	Market Value
	Of Equity	Per Share

Plus 200 basis points	$7,085	$43.15

Current Rate	$6,486	$39.50

Minus 100 basis points	$5,242	$31.93

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company’s liquidity needs are primarily met by growth in core deposits, its cash position and cash flow from its amortizing investment and loan portfolios. If necessary, the Company has the ability to raise liquidity through collateralized borrowings, FHLB advances, or the sale of its available for sale investment portfolio. As of June 30, 2005 the Company had in excess of $14.0 billion in immediately available liquidity which includes unpledged securities that could be used for collateralized borrowings, cash on hand, and borrowing capacities under existing lines of credit. During the first six months of 2005, deposit growth, short-term borrowings and maturing investment securities were used to fund growth in the loan portfolio and purchase additional investment securities.

Short-Term Borrowings

Short-term borrowings, or other borrowed money, consist primarily of securities sold under agreements to repurchase and overnight lines of credit, and are used to meet short-term funding needs. During the first six months of 2005, the Company reduced its short-term borrowings, primarily through increased deposits. At June 30, 2005, short-term borrowings aggregated $567.3 million and had an average rate of 3.36%, as compared to $661.2 million at an average rate of 2.30% at December 31, 2004.

Interest Earning Assets

The Company’s cash flow from deposit growth and repayments from its investment portfolio totaled approximately $5.5 billion for the first six months of 2005. This significant cash flow provides the Company with ongoing reinvestment opportunities as interest rates change. For the six month period ended June 30, 2005, interest earning assets increased $2.4 billion from $28.2 billion to $30.6 billion. This increase was primarily in investment securities and the loan portfolio as described below.

Loans

During the first six months of 2005, loans increased $1.2 billion from $9.5 billion to $10.7 billion. All segments of the loan portfolio experienced growth in the first six months of 2005.

The following table summarizes the loan portfolio of the Company by type of loan as of the dates shown.

	June 30,	December 31,
	2005	2004
	(in thousands)
Commercial:
Term	$1,505,965	$1,283,476
Line of credit	1,343,279	1,168,542
Demand	24,000
	2,873,244	2,452,018

Owner-occupied	2,229,453	1,998,203
	5,102,697	4,450,221

Consumer:
Mortgages (1-4 family residential)	1,443,602	1,340,009
Installment	167,663	132,646
Home equity	2,024,130	1,799,841
Credit lines	78,370	69,079
	3,713,765	3,341,575
Commercial real estate:
Investor developer	1,626,886	1,455,891
Construction	245,369	206,924
	1,872,255	1,662,815
Total loans	$10,688,717	$9,454,611

Investments

In total, for the first six months of 2005, securities increased $892.1 million from $18.7 billion to $19.6 billion. The available for sale portfolio decreased $363.7 million to $7.7 billion at June 30, 2005 from $8.0 billion at December 31, 2004, and the held to maturity portfolio increased $1.2 billion to $11.7 billion at June 30, 2005 from $10.5 billion at year-end 2004. The portfolio of trading securities increased $14.8 million from year-end 2004 to $183.9 million at June 30, 2005.

Detailed below is information regarding the composition and characteristics of the Company’s investment portfolio, excluding trading securities, as of June 30, 2005.

	Available	Held to
Product Description	For Sale	Maturity	Total
	(in millions)
Mortgage-backed Securities:
Federal Agencies Pass Through
Certificates (AAA Rated)	$ 1,379	$ 2,398	$ 3,777

Collateralized Mortgage
Obligations (AAA Rated)	5,725	8,294	14,019

U.S. Government agencies/Other	573	1,016	1,589

Total	$ 7,677	$ 11,708	$ 19,385

Duration (in years)	2.30	3.22	2.86
Average Life (in years)	2.68	3.95	3.45
Quarterly Average Yield	4.94%	4.87%	4.91%

At June 30, 2005, the after tax appreciation of the Company’s available for sale portfolio was $8.4 million.

The Company’s mortgage-backed securities (MBS) portfolio comprises 91% of the total investment portfolio. The MBS portfolio consists of Federal Agencies Pass-Through Certificates and Collateralized Mortgage Obligations (CMO’s) which are issued by federal agencies and other private sponsors. The Company’s investment policy does not permit investments in inverse floaters, IO’s, PO’s and other similar issues.

A summary of the amortized cost and market value of securities available for sale and securities held to maturity (in thousands) at June 30, 2005 and December 31, 2004 follows:

	At June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Government agency and mortgage-backed obligations	$7,630,209	$19,838	$(20,491)	$7,629,556
Obligations of state and political subdivisions	9,148	123	(5)	9,266
Equity securities	9,679	13,693		23,372
Other	14,438	205		14,643
Securities available for sale	$7,663,474	$33,859	$(20,496)	$7,676,837

U.S. Government agency and mortgage-backed obligations	$11,254,998	$41,255	$(60,000)	$11,236,253
Obligations of state and political subdivisions	346,391	3,261	(150)	349,502
Other	106,877			106,877
Securities held to maturity	$11,708,266	$44,516	$(60,150)	$11,692,632

	At December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Government agency and mortgage-backed obligations	$ 7,884,113	$40,141	$(21,438)	$ 7,902,816
Obligations of state and political subdivisions	87,605	305		87,910
Equity securities	10,129	13,174		23,303
Other	29,312	809		30,121
Securities available for sale	$ 8,011,159	$54,429	$(21,438)	$ 8,044,150

U.S. Government agency and mortgage-backed obligations	$ 9,967,041	$43,982	$(81,028)	$ 9,929,995
Obligations of state and political subdivisions	398,963	3,867	(28)	402,802
Other	97,654			97,654
Securities held to maturity	$10,463,658	$47,849	$(81,056)	$10,430,451

Gross gains and losses on securities sold during the second quarter of 2005 were $5.6 million and $876 thousand, respectively. For the first six months of 2005, gross gains and losses on securities sold amounted to $6.7 million and $899 thousand, respectively.

During the second quarter of 2005, $193.3 million of securities were sold which had unrealized losses at December 31, 2004. Gross gains and losses on these securities sold were $74 thousand and $393 thousand, respectively. During the first six months of 2005, $262.7 million of securities were sold which had unrealized losses at December 31, 2004. Gross gains and losses on these securities sold were $246 thousand and $416 thousand, respectively.

Net Income

Net income for the second quarter of 2005 was $79.4 million, an increase of $13.2 million or 20% over the $66.2 million recorded for the second quarter of 2004. Net income for the first six months of 2005 totaled $156.5 million, an increase of $28.3 million or 22% from $128.2 million in the first six months of 2004. On a per share basis, diluted net income for the second quarter and first six months of 2005 was $0.46 and $0.91 per common share compared to $0.40 and $0.77 per common share for the same periods in 2004, respectively.

Return on average assets (ROA) and return on average equity (ROE) for the second quarter of 2005 were 0.97% and 17.68%, respectively, compared to 1.03% and 19.86%, respectively, for the same 2004 period. ROA and ROE for the first six months of 2005 were 0.98% and 17.82%, respectively, compared to 1.04% and 18.87%, respectively, for the same 2004 period. The decrease in ROA was primarily due to average asset growth of 27% exceeding net income growth, which was impacted by net interest margin compression due to the flattening yield curve.

Net Interest Income

Net interest income totaled $288.5 million for the second quarter of 2005, an increase of $43.7 million or 18% from $244.7 million in the second quarter of 2004. Net interest income for the first six months of 2005 was $567.4 million, up $92.4 million or 19% from $475.0 million for the first six months of 2004. The increases in net interest income for the second quarter and first six months of 2005 were due to the Company’s continued ability to grow deposits as well as its loan and investment portfolios, offset by rate changes due to the existing interest rate environment.

On a tax equivalent basis, the Company recorded $293.1 million in net interest income in the second quarter of 2005, an increase of $43.9 million or 18% over the second quarter of 2004. For the first six months of 2005, net interest income on a tax equivalent basis was $576.1 million, an increase of $92.5 million or 19% over the first six months of 2004. The increase in net interest income on a tax equivalent basis is shown below (in thousands).

	Net Interest Income
	Volume	Rate	Total	%
2005 vs. 2004	Increase	Change	Increase	Increase

Quarter Ended June 30	$ 67,784	$(23,902)	$43,882	18%

Six Months Ended June 30	$137,965	$(45,492)	$92,473	19%

The net interest margin for the second quarter of 2005 was 3.93% down 36 basis points from the 4.29% margin for the second quarter of 2004 and down 11 basis points from the margin for the first quarter of 2005. The decrease in the net interest margin was primarily due to the flattening yield curve.

The following table sets forth balance sheet items on a daily average basis for the three months ended June 30, 2005, March 31, 2005 and June 30, 2004 and presents the daily average interest earned on assets and paid on liabilities for such periods.

Average Balances and Net Interest Income

	June 2005			March 2005			June 2004
	Average		Average	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities
Taxable	$18,821,647	$ 231,275	4.93%	$18,192,721	$221,886	4.95%	$14,747,643	$173,678	4.74%
Tax-exempt	374,448	3,257	3.49	405,771	3,313	3.31	290,200	4,465	6.19
Trading	178,037	2,427	5.47	111,732	1,395	5.06	174,578	2,075	4.78
Total investment securities	19,374,132	236,959	4.91	18,710,224	226,594	4.91	15,212,421	180,218	4.76
Federal funds sold	117,491	889	3.03	50,311	316	2.55	62,357	154	0.99
Loans
Commercial mortgages	3,707,963	59,684	6.46	3,527,626	55,095	6.33	3,021,768	45,333	6.03
Commercial	2,569,001	41,417	6.47	2,327,438	35,581	6.20	1,961,351	25,477	5.22
Consumer	3,720,529	55,819	6.02	3,423,574	49,974	5.92	2,767,826	39,079	5.68
Tax-exempt	426,032	7,568	7.12	391,510	7,028	7.28	335,505	6,243	7.48
Total loans	10,423,525	164,488	6.33	9,670,148	147,678	6.19	8,086,450	116,132	5.78
Total earning assets	$29,915,148	$ 402,336	5.39%	$28,430,683	$374,588	5.35%	$23,361,228	$296,504	5.10%

Sources of Funds
Interest-bearing liabilities
Savings	$ 7,082,969	$ 23,258	1.32%	$ 6,558,587	$ 19,080	1.18%	$ 5,276,657	$ 10,216	0.78%
Interest bearing demand	12,094,680	53,755	1.78	11,924,947	46,671	1.59	9,643,771	18,729	0.78
Time deposits	2,668,791	16,085	2.42	2,566,074	13,740	2.17	2,507,526	11,378	1.82
Public funds	828,305	6,196	3.00	781,282	4,658	2.42	856,683	2,886	1.35
Total deposits	22,674,745	99,294	1.76	21,830,890	84,149	1.56	18,284,637	43,209	0.95

Other borrowed money	845,462	6,917	3.28	703,223	4,410	2.54	523,931	1,052	0.81
Long-term debt	200,000	3,020	6.06	200,000	3,020	6.12	200,000	3,020	6.07
Total deposits and interest-bearing
liabilities	23,720,207	109,231	1.85	22,734,113	91,579	1.63	19,008,568	47,281	1.00
Noninterest-bearing funds (net)	6,194,941			5,696,570			4,352,660
Total sources to fund earning assets	$29,915,148	109,231	1.46	$28,430,683	91,579	1.31	$23,361,228	47,281	0.81

Net interest income and
margin tax-equivalent basis		$ 293,105	3.93%		$283,009	4.04%		$249,223	4.29%

Other Balances
Cash and due from banks	$ 1,241,372			$ 1,180,375			$ 1,163,942
Other assets	1,749,133			1,625,412			1,419,098
Total assets	32,763,128			31,096,724			25,822,157
Total deposits	29,661,511			28,220,513			23,541,453
Demand deposits (noninterest- bearing)	6,986,766			6,389,623			5,256,816
Other liabilities	259,873			256,677			222,779
Stockholders’ equity	1,796,282			1,716,311			1,333,994

Notes	-	Weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis assuming a federal tax rate of 35%.
	-	Non-accrual loans have been included in the average loan balance.

Noninterest Income

Noninterest income totaled $115.6 million for the second quarter of 2005, an increase of $23.4 million or 25% from $92.3 million in the second quarter of 2004. Noninterest income for the first six months of 2005 increased to $219.3 million from $178.5 million in the first six months of 2004, a 23% increase. Deposit charges and service fees increased $16.1 million, or 31%, and $30.6 million, or 31%, during the second quarter and first six months of 2005, respectively, as compared to the same periods in 2004, primarily due to the Company’s growth in deposits. Other operating income, which includes the Company’s insurance and capital markets divisions, increased $3.2 million, or 8% and $5.5 million, or 7%, during the second quarter and first six months of 2005, respectively, as compared to the same periods in 2004. The increase in other operating income is more fully depicted in the following chart (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Other operating income:
Insurance	$18,750	$18,570	$38,539	$36,906
Capital Markets	7,248	6,622	13,687	16,349
Loan Brokerage Fees	2,949	3,725	5,708	6,778
Other	13,205	10,006	26,835	19,217
Total other	$42,152	$38,923	$84,769	$79,250

Commerce Capital Markets, Inc. (CCMI) revenues decreased $2.7 million, or 16%, during the first six months of 2005, as compared to the same period in 2004, which was related in part to the Company’s decision to exit the negotiated government public finance business during the third quarter of 2004. CCMI revenues increased $626 thousand, or 9%, during the second quarter of 2005 as compared to the second quarter of 2004, as increased investment services fees and municipal trading revenues offset the decline in negotiated government public finance fees. All other operating income increased $3.2 million, or 32%, and $7.6 million, or 40%, during the second quarter and first six months of 2005, respectively, which was primarily due to increased gains on sale of SBA loans, letter of credit fees, revenues generated by the Company’s leasing division and income from other investments.

Noninterest Expense

For the second quarter of 2005, noninterest expense totaled $278.5 million, an increase of $52.2 million, or 23%, over the same period in 2004. For the first six months of 2005, noninterest expense totaled $536.9 million, an increase of $98.4 million or 22% over $438.5 million for the first six months of 2004. Contributing to this increase was new store activity over the past twelve months, with the number of stores increasing from 289 at June 30, 2004 to 326 at June 30, 2005. With the addition of these new offices, staff, facilities, and related expenses rose accordingly.

Other noninterest expense increased $14.9 million, or 32%, and $25.6 million, or 28%, over the second quarter and first six months of 2004, respectively. The increases in other noninterest expense are depicted in the following chart (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Other noninterest expense:
Business development costs	$13,655	$ 8,245	$ 20,770	$14,240
Bank-card related service charges	12,309	8,422	23,224	15,945
Professional services/Insurance	9,074	9,774	18,860	17,131
Provision for non-credit-related losses	6,643	4,493	14,315	9,896
Other	20,228	16,063	38,448	32,790
Total other	$61,909	$46,997	$115,617	$90,002

The growth in business development costs, bank-card related service charges and non-credit-related losses, which includes fraud and forgery losses on deposit and other non-credit related items, was due to the Company’s growth in new stores and customer accounts.

The Company’s operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 68.8% for the first six months of 2005 as compared to 67.5% for the same 2004 period. The increase in operating efficiency ratio is primarily due to the impact of the flattening yield curve on the Company’s net interest income. The Company’s efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

Loan and Asset Quality

Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at June 30, 2005 were $36.0 million, or 0.11% of total assets compared to $33.5 million or 0.11% of total assets at December 31, 2004 and $30.4 million or 0.11% of total assets at June 30, 2004.

Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at June 30, 2005 were $35.7 million or 0.33% of total loans compared to $32.8 million or 0.35% of total loans at December 31, 2004 and $29.7 million or 0.36% of total loans at June 30, 2004. At June 30, 2005, loans past due 90 days or more and still accruing interest amounted to $165 thousand compared to $602 thousand at December 31, 2004 and $318 thousand at June 30, 2004. Additional loans considered as potential problem loans by the Company’s credit review process ($53.5 million at June 30, 2005, compared to $37.7 million at December 31, 2004 and $38.1 million at June 30, 2004) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses. The increase in potential problem loans at June 30, 2005 was primarily due to one credit that was added during the second quarter.

Total non-performing loans increased at June 30, 2005, primarily due to the overall growth in the Company’s loan portfolio. The increase in mortgage non-accrual loans during the second quarter of 2005 was the result of one credit that was moved to non-accrual during the quarter and is in the process of collection. The overall asset quality of the Company, as measured in terms of non-performing assets to total assets, coverage ratios and non-performing assets to stockholders’ equity, remained strong.

The following summary presents information regarding non-performing loans and assets as of June 30, 2005 and the preceding four quarters (dollar amounts in thousands).

	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004
Non-accrual loans:
Commercial	$20,467	$18,376	$17,874	$22,647	$17,382
Consumer	8,641	8,723	10,138	9,784	11,675
Real estate:
Construction	178	178
Mortgage	3,086	1,290	1,317	1,251	675
Total non-accrual loans	32,372	28,567	29,329	33,682	29,732

Restructured loans:
Commercial	3,326	3,422	3,518	3,614	1
Total restructured loans	3,326	3,422	3,518	3,614	1

Total non-performing loans	35,698	31,989	32,847	37,296	29,733

Other real estate	349	777	626	972	653

Total non-performing assets	36,047	32,766	33,473	38,268	30,386

Loans past due 90 days or more
and still accruing	165	233	602	614	318

Total non-performing assets and
loans past due 90 days or more	$36,212	$32,999	$34,075	$38,882	$30,704

Total non-performing loans as a
percentage of total period-end loans	0.33%	0.32%	0.35%	0.42%	0.36%

Total non-performing assets as a
percentage of total period-end assets	0.11%	0.10%	0.11%	0.13%	0.11%

Total non-performing assets and loans
past due 90 days or more as a
percentage of total period-end assets	0.11%	0.10%	0.11%	0.14%	0.11%

Allowance for loan losses as a percentage
of total non-performing loans	396%	435%	413%	353%	419%

Allowance for loan losses as a percentage
of total period-end loans	1.32%	1.40%	1.43%	1.48%	1.50%

Total non-performing assets and loans
past due 90 days or more as a
percentage of stockholders’ equity and
allowance for loan losses	2%	2%	2%	2%	2%

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data (dollar amounts in thousands).

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2005	2004	2005	2004	2004
Balance at beginning of period	$139,289	$117,329	$135,620	$112,057	$112,057
Provisions charged to operating expenses	4,500	10,748	10,750	20,248	39,238
	143,789	128,077	146,370	132,305	151,295

Recoveries on loans previously charged-off:
Commercial	339	104	990	260	1,000
Consumer	254	101	1,087	371	1,123
Commercial real estate		1	50	48	52
Total recoveries	593	206	2,127	679	2,175

Loans charged-off:
Commercial	(1,213)	(2,675)	(3,815)	(4,998)	(9,416)
Consumer	(915)	(916)	(2,402)	(1,676)	(6,733)
Commercial real estate	(929)	(4)	(955)	(1,622)	(1,701)
Total charge-offs	(3,057)	(3,595)	(7,172)	(8,296)	(17,850)
Net charge-offs	(2,464)	(3,389)	(5,045)	(7,617)	(15,675)

Balance at end of period	$141,325	$124,688	$141,325	$124,688	$135,620

Net charge-offs as a percentage of
average loans outstanding	0.09%	0.17%	0.10%	0.19%	0.19%

Net Reserve Additions	$2,036	$7,359	$5,705	$12,631	$23,563

During the first six months of 2005, net charge-offs as a percentage of average loans outstanding decreased to 0.10%, as compared to 0.19% for the same period in 2004. This decrease was attributable to an increase in total recoveries of loans previously charged-off of $1.4 million and a decrease in total charge-offs of $1.1 million. The decrease in total charge-offs is primarily due to one large commercial and commercial real estate credit that was charged-off during the six-month period ending June 30, 2004. The net reserve additions for the second quarter and first six months of 2005 were reflective of the growth and overall credit quality of the Company’s loan portfolio.

The Company considers the allowance for loan losses of $141.3 million adequate to cover probable losses inherent in the loan portfolio at June 30, 2005. The allowance for loan losses is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. The level of the allowance is based on an evaluation of individual large classified loans and nonaccrual loans, the Company’s historical loss experience and the risk characteristics included in the loan portfolio. While the allowance for loan losses is maintained at a level considered to be adequate by management for estimated losses in the loan portfolio, determination of the allowance is inherently subjective, as it requires estimates that may be susceptible to significant change.

Forward-Looking Statements

The Company may from time to time make written or oral “forward-looking statements”, including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Form 10-Q), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may”, “could”, “should”, “would”, believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System (the “FRB”); inflation; interest rates, market and monetary fluctuations; the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; future acquisitions; the expense savings and revenue enhancements from acquisitions being less than expected; the growth and profitability of the Company’s noninterest or fee income being less than expected; the ability to maintain the growth and further development of the Company’s community-based retail branching network; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operation, Interest Rate Sensitivity and Liquidity.

Item 4. Controls and Procedures

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls. As of the end of the period covered by this quarterly report, the Company has evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Limitations on the Effectiveness of Controls. The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls or its “internal controls and procedures for financial reporting” (“Internal Controls”) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

During the quarter ended June 30, 2005, there has not occurred any change in Internal Controls that has materially affected or is reasonably likely to materially affect Internal Controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During July and August 2004, six class action complaints were filed in the United States District Court for the District of New Jersey and the Eastern District of Pennsylvania against the Company and certain Company (or subsidiary) current and former officers and directors. All class action complaints have been consolidated in the United States District Court for the District of New Jersey, Camden Division. As a result of the consolidation, a single consolidated complaint has been filed. It alleges that the defendants violated federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company’s securities during various periods. The Company believes these class action complaints are without merit and has moved to dismiss the complaints. The motion to dismiss is pending. No accrual for a loss contingency has been recorded, as the risk of loss is considered remote.

Other than routine litigation arising in the normal course of business, the Company and its subsidiaries are not parties to any other material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Registrant’s Shareholders was held on May 17, 2005. Proxies representing 142,910,608 shares were received (total shares outstanding as of the record date were 161,606,325). The items of business acted upon at the Annual Meeting were (i) the election of 12 directors for one year terms; and (ii) ratification of the appointment of Ernst & Young LLP as Bancorp’s independent registered public accounting firm for the fiscal year ending December 31, 2005. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes was as follows:

(i)  Election of directors:

		(Withhold Authority)
Name of Nominee	For	Against

Vernon W. Hill, II	138,881,216	4,029,392
Jack R Bershad	138,823,961	4,086,647
Joseph E. Buckelew	138,462,794	4,447,814
Donald T. DiFrancesco	122,761,226	20,149,382
Morton N. Kerr	138,843,430	4,067,178
Steven M. Lewis	137,219,259	5,691,349
John K. Lloyd	139,597,930	3,312,678
George E. Norcross, III	137,743,553	5,167,055
Daniel J. Ragone	137,211,525	5,699,083
William A. Schwartz, Jr.	139,545,268	3,365,340
Joseph T. Tarquini, Jr.	138,975,313	3,935,295
Joseph S. Vassalluzzo	139,606,594	3,304,014

(ii) Ratification of the appointment of Ernst & Young LLP as Bancorp’s independent auditors for the fiscal year ending December 31, 2005:

	Broker
For	Against	Abstain	Non-Vote

142,343,653	313,615	253,340	18,695,717

Item 6. Exhibits

Exhibits

Exhibit 31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCORP, INC.
(Registrant)

AUGUST 5, 2005	/s/ DOUGLAS J. PAULS
(Date)	DOUGLAS J. PAULS
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)