Form 10-Q
period 2005-09-30
COMMERCE BANCORP INC /NJ/
filed 2005-11-07
CIK 715096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

Yes X	No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X	No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __	No X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	173,651,850
(Title of Class)	(No. of Shares Outstanding as of October 31, 2005)

COMMERCE BANCORP, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

		September 30,	December 31,
	(dollars in thousands)	2005	2004
Assets	Cash and due from banks	$1,345,080	$1,050,806
	Federal funds sold	14,500
	Cash and cash equivalents	1,359,580	1,050,806
	Loans held for sale	85,372	44,072
	Trading securities	150,847	169,103
	Securities available for sale	8,965,121	8,044,150
	Securities held to maturity	12,961,900	10,463,658
	(market value 09/05-$12,814,738; 12/04-$10,430,451)
	Loans	11,289,423	9,454,611
	Less allowance for loan losses	138,903	135,620
		11,150,520	9,318,991
	Bank premises and equipment, net	1,217,222	1,059,519
	Other assets	402,978	351,346
		$36,293,540	$30,501,645

Liabilities	Deposits:
	Demand:
	Noninterest-bearing	$7,827,651	$6,406,614
	Interest-bearing	13,133,145	11,604,066
	Savings	8,676,201	6,490,263
	Time	3,606,689	3,157,942
	Total deposits	33,243,686	27,658,885
	Other borrowed money	703,227	661,195
	Other liabilities	232,266	315,860
	Long-term debt		200,000
		34,179,179	28,835,940

Stockholders’	Common stock, 173,784,250 shares
Equity	issued (160,635,618 shares in 2004)	173,784	160,636
	Capital in excess of par value	1,263,180	951,476
	Retained earnings	725,215	543,978
	Accumulated other comprehensive (loss) income	(35,108)	20,953
		2,127,071	1,677,043

	Less treasury stock, at cost, 837,338 shares
	issued (795,610 shares in 2004)	12,710	11,338
	Total stockholders’ equity	2,114,361	1,665,705
		$36,293,540	$30,501,645

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars in thousands, except per share amounts)	2005	2004	2005	2004
Interest	Interest and fees on loans	$178,878	$124,698	$485,935	$346,858
income	Interest on investments	243,187	195,968	703,103	537,396
	Other interest	1,774	148	2,979	642
	Total interest income	423,839	320,814	1,192,017	884,896

Interest	Interest on deposits:
expense	Demand	68,100	24,539	168,526	59,211
	Savings	35,215	12,408	77,553	30,410
	Time	26,114	14,210	66,793	43,117
	Total interest on deposits	129,429	51,157	312,872	132,738
	Interest on other borrowed money	4,697	2,255	16,024	3,755
	Interest on long-term debt	2,339	3,020	8,379	9,060
	Total interest expense	136,465	56,432	337,275	145,553

	Net interest income	287,374	264,382	854,742	739,343
	Provision for loan losses	3,000	10,750	13,750	30,998
	Net interest income after provision for
	loan losses	284,374	253,632	840,992	708,345

Noninterest	Deposit charges and service fees	72,302	57,081	201,068	155,279
income	Other operating income	46,763	42,089	131,532	121,339
	Net investment securities gains	5,714	943	11,511	2,002
	Total noninterest income	124,779	100,113	344,111	278,620

Noninterest	Salaries and benefits	134,149	114,467	381,002	315,917
expense	Occupancy	41,873	31,689	118,976	87,748
	Furniture and equipment	32,371	27,987	90,192	79,167
	Office	14,871	11,082	40,125	32,922
	Marketing	12,460	8,994	26,717	26,968
	Other	52,858	52,943	168,475	142,945
	Total noninterest expenses	288,582	247,162	825,487	685,667

	Income before income taxes	120,571	106,583	359,616	301,298
	Provision for federal and state income taxes	41,116	36,493	123,615	102,998
	Net income	$79,455	$70,090	$236,001	$198,300

	Net income per common and common
	equivalent share:
	Basic	$0.48	$0.45	$1.45	$1.27
	Diluted	$0.45	$0.42	$1.36	$1.19
	Average common and common equivalent
	shares outstanding:
	Basic	165,701	157,250	162,947	155,851
	Diluted	180,360	172,090	177,951	171,865
	Dividends declared, common stock	$0.11	$0.10	$0.33	$0.29

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

		Nine Months Ended September 30,
	(dollars in thousands)	2005	2004
Operating	Net income	$236,001	$198,300
activities	Adjustments to reconcile net income to net cash
	provided by operating activities:
	Provision for loan losses	13,750	30,998
	Provision for depreciation, amortization and accretion	118,578	97,203
	Gain on sales of securities	(11,511)	(2,002)
	Proceeds from sales of loans held for sale	826,293	567,653
	Originations of loans held for sale	(618,093)	(561,624)
	Net decrease (increase) in trading securities	18,256	(74,800)
	Increase in other assets, net	(24,045)	(11,605)
	(Decrease) increase in other liabilities	(85,019)	55,195
	Net cash provided by operating activities	474,210	299,318

Investing	Proceeds from the sales of securities available for sale	2,411,556	1,917,794
activities	Proceeds from the maturity of securities available for sale	2,151,775	3,044,415
	Proceeds from the maturity of securities held to maturity	2,001,015	644,684
	Purchase of securities available for sale	(5,584,017)	(7,005,159)
	Purchase of securities held to maturity	(4,514,861)	(2,237,022)
	Net increase in loans	(2,094,779)	(1,481,917)
	Capital expenditures	(237,875)	(217,244)
	Net cash used by investing activities	(5,867,186)	(5,334,449)

Financing	Net increase in demand and savings deposits	5,136,054	5,667,456
activities	Net increase (decrease) in time deposits	448,747	(127,224)
	Net increase (decrease) in other borrowed money	42,032	(145,657)
	Dividends paid	(53,336)	(44,187)
	Redemption of long term debt	(155)
	Proceeds from issuance of common stock under dividend reinvestment and other stock plans	129,447	100,954
	Other	(1,039)	(1,985)
	Net cash provided by financing activities	5,701,750	5,449,357

	Increase in cash and cash equivalents	308,774	414,226
	Cash and cash equivalents at beginning of year	1,050,806	910,092
	Cash and cash equivalents at end of period	$1,359,580	$1,324,318

	Supplemental disclosures of cash flow information:
	Cash paid during the period for:
	Interest	$332,875	$145,550
	Income taxes	116,767	93,432
	Other noncash activities:
	Transfer of loans to held for sale	249,500
	Issuance of common stock upon redemption of Convertible Trust Capital Securities	195,069

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

Nine months ended September 30, 2005
(in thousands)
		Capital in			Accumulated
		Excess of			Other
	Common	Par	Retained	Treasury	Comprehensive
	Stock	Value	Earnings	Stock	Income (Loss)	Total

Balances at December 31, 2004	$160,636	$951,476	$543,978	$(11,338)	$20,953	$1,665,705
Net income			236,001			236,001
Other comprehensive loss, net of tax
Unrealized loss on securities (pre-tax $85,175)					(53,660)	(53,660)
Reclassification adjustment (pre-tax $3,694)					(2,401)	(2,401)
Other comprehensive loss						(56,061)
Total comprehensive income						179,940
Cash dividends			(54,761)			(54,761)
Shares issued under dividend reinvestment
and compensation and benefit plans (5,572 shares)	5,572	123,875				129,447
Shares issued upon redemption of Trust Capital
Securities (7,576 shares)	7,576	187,493				195,069
Other		336	(3)	(1,372)		(1,039)
Balances at September 30, 2005	$173,784	$1,263,180	$725,215	$(12,710)	$(35,108)	$2,114,361

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

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004. The results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

B. Long-Term Debt

Effective September 14, 2005, the Company redeemed all $200.0 million of its 5.95% Convertible Trust Capital Securities issued through Commerce Capital Trust II, a Delaware business trust, on March 11, 2002. Each outstanding security was converted into 1.8956 shares of the Company’s common stock, resulting in the issuance of approximately 7.6 million common shares.

The Company had calculated the effect of these securities on diluted net income per share in prior periods by using the if-converted method. Under the if-converted method, the related interest charges on the Convertible Trust Capital Securities, adjusted for income taxes, had been added back to the numerator and the common shares to be issued upon conversion (7.6 million common shares) had been added to the denominator. Refer to Note I - Net Income Per Share for illustration of the if-converted method.

C.  Bank Premises and Equipment

When capitalizing costs for store construction, the Company includes the costs of purchasing the land, developing the site, constructing the building (or leasehold improvements if the property is leased), and furniture, fixtures and equipment necessary to equip the store. Depreciation charges commence the month in which the store opens. All other pre-opening and post-opening costs related to stores are expensed as incurred. As of September 30, 2005 and December 31, 2004, bank premises and equipment in progress was $141.0 million and $109.6 million, respectively.

D. Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments. Management does not anticipate any material losses as a result of these transactions. Fees associated with standby letters of credit have been deferred and recorded in “Other liabilities” on the Consolidated Balance Sheets. These fees are immaterial to the Company’s consolidated financial statements at September 30, 2005.

E. Comprehensive Income

Total comprehensive income, which for the Company included net income and changes in unrealized gains and losses on the Company’s available for sale securities, amounted to $36.0 million and $204.8 million, respectively, for the three months ended September 30, 2005 and 2004. For the nine months ended September 30, 2005 and 2004, total comprehensive income was $179.9 million and $214.8 million, respectively.

F. New Accounting Standards

On April 14, 2005 the Securities and Exchange Commission (SEC) delayed the implementation date of FASB Statement No. 123R, “Share-Based Payment” (FAS 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123). FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and amends FASB Statement No. 95, “Statement of Cash Flows”. FAS 123R requires all share-based payments to employees to be recognized in the income statement based on their fair values and no longer allows pro forma disclosure as an alternative to reflecting the impact of share-based payments on net income and net income per share. FAS 123R permits public companies to adopt its requirements using one of two methods for adoption: modified prospective or modified retrospective. A modified prospective method recognizes compensation cost beginning with the effective date of adoption for all share-based payments granted after the effective date and all unvested awards granted prior to the effective date. A modified retrospective method includes the requirements of the modified prospective method but also permits entities to restate prior period presentations. FAS 123R was originally required to be adopted no later than July 1, 2005; however, due to the SEC’s deferral of the implementation date, the Company must now adopt no later than January 1, 2006. The Company plans to adopt FAS 123R on January 1, 2006 using the modified prospective method.

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

G. Stock-Based Compensation

As stated in Note F - New Accounting Standards, the Company continued to follow APB 25 and related Interpretations to account for its stock-based compensation plans through the first nine months of 2005. If the Company had accounted for stock options under the fair value provisions of FAS 123, net income and net income per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Reported net income	$79,455	$70,090	$236,001	$198,300
Less: Stock option compensation expense
determined under fair value method, net of tax	(4,031)	(3,090)	(12,092)	(9,600)
Pro forma net income, basic	$75,424	$67,000	$223,909	$188,700
Add: Interest expense on Convertible Trust
Capital Securities, net of tax	1,520	1,963	5,446	5,889
Pro forma net income, diluted	$76,944	$68,963	$229,355	$194,589

Reported net income per share:
Basic	$0.48	$0.45	$1.45	$1.27
Diluted	$0.45	$0.42	$1.36	$1.19

Pro forma net income per share:
Basic	$0.46	$0.43	$1.37	$1.21
Diluted	$0.43	$0.40	$1.29	$1.13

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

Selected segment information is as follows (in thousands):

	Three Months Ended September 30, 2005				Three Months Ended September 30, 2004
	Community		Parent/		Community	Parent/
	Banks		Other	Total	Banks	Other	Total
Net interest income	$288,799	$	(1,425)	$287,374	$266,351	$(1,969)	$264,382
Provision for loan losses	3,000		-	3,000	10,750	-	10,750
Net interest income after provision	285,799		(1,425)	284,374	255,601	(1,969)	253,632
Noninterest income	99,833		24,946	124,779	67,167	32,946	100,113
Noninterest expense	274,652		13,930	288,582	221,704	25,458	247,162
Income before income taxes	110,980		9,591	120,571	101,064	5,519	106,583
Income tax expense	38,001		3,115	41,116	34,472	2,021	36,493
Net income	$72,979		$6,476	$79,455	$66,592	$3,498	$70,090

Average assets (in millions)	$32,129		$2,515	$34,644	$25,203	$2,191	$27,394

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Community	Parent/		Community	Parent/
	Banks	Other	Total	Banks	Other	Total
Net interest income	$859,613	$(4,871)	$854,742	$744,572	$(5,229)	$739,343
Provision for loan losses	13,750	-	13,750	30,998		30,998
Net interest income after provision	845,863	(4,871)	840,992	713,574	(5,229)	708,345
Noninterest income	265,052	79,059	344,111	192,136	86,484	278,620
Noninterest expense	769,320	56,167	825,487	614,212	71,455	685,667
Income before income taxes	341,595	18,021	359,616	291,498	9,800	301,298
Income tax expense	117,630	5,985	123,615	99,596	3,402	102,998
Net income	$223,965	$12,036	$236,001	$191,902	$6,398	$198,300

Average assets (in millions)	$30,370	$2,478	$32,848	$23,471	$2,104	$25,575

I. Net Income Per Share

The calculation of net income per share follows (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Basic:
Net income available to common shareholders - basic	$79,455	$70,090	$236,001	$198,300
Average common shares outstanding - basic	165,701	157,250	162,947	155,851
Net income per common share - basic	$0.48	$0.45	$1.45	$1.27

Diluted:
Net income	$79,455	$70,090	$236,001	$198,300
Add interest expense on Convertible Trust Capital Securities,
net of tax	1,520	1,963	5,446	5,889
Net income available to common shareholders - diluted	$80,975	$72,053	$241,447	$204,189

Average common shares outstanding	165,701	157,250	162,947	155,851
Additional shares considered in diluted computation assuming:
Exercise of stock options	8,478	7,258	7,894	8,432
Conversion of Convertible Trust Capital Securities	6,181	7,582	7,110	7,582
Average common shares outstanding - diluted	180,360	172,090	177,951	171,865

Net income per common share - diluted	$0.45	$0.42	$1.36	$1.19

J.  Subsequent Events

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

On November 7, 2005, the consolidated class action compliant against the Company and certain Company (or subsidiary) current and former officers and directors was dismissed. Refer to Part II. Other Information - Item 1. Legal Proceedings for further discussion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Executive Summary

During the first nine months of 2005, the Company experienced strong deposit growth, the primary driver of its success. Total deposits grew to $33.2 billion, an increase of 27% over September 30, 2004. Core deposits grew to $32.4 billion, or 29%, year over year, including a record $2.7 billion, or 9%, on a linked quarter basis. Total assets increased to $36.3 billion, an increase of 28% over September 30, 2004, while total loans increased $2.4 billion, or 27%, from $8.9 billion to $11.3 billion. Net income increased 13% to $79.5 million and 19% to $236.0 million during the third quarter and first nine months, respectively, as compared to the same periods in 2004, despite margin compression caused by the existing interest rate environment. Diluted net income per share increased by 7% to $0.45 and 14% to $1.36 during the third quarter and first nine months of 2005, respectively, as compared to the same periods in 2004.

Per share data and other appropriate share information for 2004 have been restated for the two-for-one stock split in the form of a 100% stock dividend effective March 7, 2005.

The Company has identified the policy related to the allowance for loan losses as being critical. The foregoing critical accounting policy is more fully described in the Company’s annual report on Form 10-K for the year ended December 31, 2004. During the first nine months of 2005, there were no material changes to the estimates or methods by which estimates are derived with regard to the policy related to the allowance for loan losses.

Capital Resources

At September 30, 2005, stockholders’ equity totaled $2.1 billion or 5.83% of total assets, compared to $1.7 billion or 5.46% of total assets at December 31, 2004.

The Company and its subsidiaries are subject to risk-based capital standards issued by bank regulatory authorities. Under these standards, Tier 1 capital includes stockholders’ equity, as adjusted for certain items. The Company makes two adjustments in calculating regulatory capital. The first adjustment is to exclude from capital the unrealized appreciation or depreciation in its available for sale securities portfolio. The second adjustment is to add to capital the Convertible Trust Capital Securities. As all of the Company’s Convertible Trust Capital Securities were redeemed effective September 14, 2005, this adjustment was not necessary for the September 30, 2005 ratio calculations. Total capital is comprised of all the components of Tier 1 capital plus the allowance for loan losses.

The table below presents the Company’s and Commerce NJ’s risk-based and leverage ratios at September 30, 2005 and 2004 (amounts in thousands):

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2005:
Company
Risk based capital ratios:
Tier 1	$2,140,645	12.18%	$703,048	4.00%	$1,054,572	6.00%
Total capital	2,286,589	13.01	1,406,096	8.00	1,757,620	10.00
Leverage ratio	2,140,645	6.17	1,386,656	4.00	1,733,320	5.00
Commerce NJ
Risk based capital ratios:
Tier 1	$1,879,731	11.73%	$640,958	4.00%	$961,438	6.00%
Total capital	2,004,466	12.51	1,281,917	8.00	1,602,396	10.00
Leverage ratio	1,879,731	6.01	1,250,242	4.00	1,562,802	5.00

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2004:
Company
Risk based capital ratios:
Tier 1	$1,727,456	12.31%	$561,267	4.00%	$841,901	6.00%
Total capital	1,862,398	13.27	1,122,535	8.00	1,403,169	10.00
Leverage ratio	1,727,456	6.30	1,097,088	4.00	1,371,360	5.00
Commerce NJ
Risk based capital ratios:
Tier 1	$1,497,843	11.78%	$508,526	4.00%	$762,789	6.00%
Total capital	1,618,047	12.73	1,017,052	8.00	1,271,315	10.00
Leverage ratio	1,497,843	6.05	990,503	4.00	1,238,129	5.00

At September 30, 2005, the Company’s consolidated capital levels and the capital levels at each of the Company’s bank subsidiaries met the regulatory definition of a “well capitalized” financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes that as of September 30, 2005, the Company and its subsidiaries met all capital adequacy requirements to which they are subject.

Deposits

Total deposits at September 30, 2005 were $33.2 billion, up $7.0 billion, or 27% over total deposits of $26.2 billion at September 30, 2004, and up by $5.6 billion, or 20% from year-end 2004. Deposit growth during the first nine months of 2005 included core deposit growth in all product and customer categories. The Company regards core deposits as all deposits other than public certificates of deposit. Core deposit growth by type of customer is as follows (in millions):

	September 30, 2005	% of Total	September 30, 2004	% of Total	Annual Growth %

Consumer	$ 13,947	43%	$ 11,388	45%	22%

Commercial	12,050	37	8,989	36	34

Government	6,374	20	4,732	19	35

Total	$ 32,371	100%	$ 25,109	100%	29%

Comparable store core deposit growth is measured as the year over year percentage increase in core deposits at the balance sheet date. At September 30, 2005, the comparable store core deposit growth for stores open two years or more was 21% and for stores open one year or more was 26%.

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

The Company’s income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company’s model projects a proportionate plus 200 and minus 100 basis point change during the next year, with rates remaining constant in the second year. The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 10% of net income in the flat rate scenario in the first year and within 15% over the two year time frame. The following table illustrates the impact on projected net income at September 30, 2005 and 2004 of a plus 200 and minus 100 basis point change in interest rates.

	Basis Point Change
	Plus 200	Minus 100
September 30, 2005:
Twelve Months	(4.5)%	(5.1)%
Twenty Four Months	2.4%	(7.7)%

September 30, 2004:
Twelve Months	1.21%	(6.34)%
Twenty Four Months	8.64%	(11.25)%

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company’s assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company’s assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate plus 200 and minus 100 basis point change in rates. The Company’s ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate plus 200 and minus 100 basis point change would result in the loss of 45% or more of the excess of market value over book value in the current rate scenario. At September 30, 2005, the market value of equity model indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of the Company’s assets and liabilities given an immediate plus 200 or minus 100 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company’s core deposits, or the core deposit premium. Utilizing an independent consultant, the Company has completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums. The studies have consistently confirmed management’s assertion that the Company’s core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than the Company’s loans and investment securities. Thus, these core deposit balances provide an internal hedge to market value fluctuations in the Company’s fixed rate assets. At September 30, 2005, the average life of the Company’s core deposit transaction accounts was 15.7 years.

The market value of equity model analyzes both sides of the balance sheet and, as indicated below, demonstrates the inherent value of the Company’s core deposits in a rising rate environment. As rates rise, the value of the Company’s core deposits increases which helps offset the decrease in value of the Company’s fixed rate assets. The following table summarizes the market value of equity at September 30, 2005 (in millions, except for per share amounts):

	Market Value
	Of Equity	Per Share

Plus 200 basis points	$7,306	$42.04

Current Rate	$7,321	$42.13

Minus 100 basis points	$6,257	$36.00

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company’s liquidity needs are primarily met by growth in core deposits, its cash position and cash flow from its amortizing investment and loan portfolios. If necessary, the Company has the ability to raise liquidity through collateralized borrowings, FHLB advances, or the sale of its available for sale investment portfolio. As of September 30, 2005 the Company had in excess of $15.1 billion in immediately available liquidity which includes unpledged securities that could be used for collateralized borrowings, cash on hand, and borrowing capacities under existing lines of credit. During the first nine months of 2005, deposit growth, short-term borrowings and maturing investment securities were used to fund growth in the loan portfolio and purchase additional investment securities.

Short-Term Borrowings

Short-term borrowings, or other borrowed money, consist primarily of securities sold under agreements to repurchase and overnight lines of credit, and are used to meet short-term funding needs. At September 30, 2005, short-term borrowings aggregated $703.2 million and had an average rate of 3.89%, as compared to $661.2 million at an average rate of 2.30% at December 31, 2004.

Interest Earning Assets

The Company’s cash flow from deposit growth and repayments from its investment portfolio totaled approximately $9.7 billion for the first nine months of 2005. This significant cash flow provides the Company with ongoing reinvestment opportunities as interest rates change. For the nine month period ended September 30, 2005, interest earning assets increased $5.3 billion from $28.2 billion to $33.5 billion. This increase was primarily in investment securities and the loan portfolio as described below.

Loans

During the first nine months of 2005, loans increased $1.8 billion from $9.5 billion to $11.3 billion. All segments of the loan portfolio experienced growth in the first nine months of 2005.

The following table summarizes the loan portfolio of the Company by type of loan as of the dates shown.

	September 30,	December 31,
	2005	2004
	(in thousands)
Commercial:
Term	$1,629,366	$1,283,476
Line of credit	1,345,536	1,168,542
	2,974,902	2,452,018

Owner-occupied	2,313,175	1,998,203
	5,288,077	4,450,221

Consumer:
Mortgages (1-4 family residential)	1,621,419	1,340,009
Installment	203,055	132,646
Home equity	2,177,317	1,799,841
Credit lines	86,256	69,079
	4,088,047	3,341,575
Commercial real estate:
Investor developer	1,657,101	1,455,891
Construction	256,198	206,924
	1,913,299	1,662,815
Total loans	$11,289,423	$9,454,611

Investments

In total, for the first nine months of 2005, securities increased $3.4 billion from $18.7 billion to $22.1 billion. The available for sale portfolio increased $921.0 million to $9.0 billion at September 30, 2005 from $8.0 billion at December 31, 2004, and the held to maturity portfolio increased $2.5 billion to $13.0 billion at September 30, 2005 from $10.5 billion at year-end 2004. The portfolio of trading securities decreased $18.3 million from year-end 2004 to $150.8 million at September 30, 2005.

Detailed below is information regarding the composition and characteristics of the Company’s investment portfolio, excluding trading securities, as of September 30, 2005.

	Available	Held to
Product Description	For Sale	Maturity	Total
	(in millions)
Mortgage-backed Securities:
Federal Agencies Pass Through
Certificates (AAA Rated)	$ 1,217	$ 2,378	$ 3,595

Collateralized Mortgage
Obligations (AAA Rated)	6,991	8,847	15,838

U.S. Government agencies/Other	757	1,737	2,494

Total	$ 8,965	$ 12,962	$ 21,927

Duration (in years)	3.55	4.10	3.88
Average Life (in years)	4.29	5.11	4.78
Quarterly Average Yield	4.83%	4.79%	4.81%

At September 30, 2005, the after tax depreciation of the Company’s available for sale portfolio was $35.1 million.

The Company’s mortgage-backed securities (MBS) portfolio comprises 88% of the total investment portfolio. The MBS portfolio consists of Federal Agencies Pass-Through Certificates and Collateralized Mortgage Obligations (CMO’s) which are issued by federal agencies and other private sponsors. The Company’s investment policy does not permit investments in inverse floaters, IO’s, PO’s and other similar issues.

A summary of the amortized cost and market value of securities available for sale and securities held to maturity (in thousands) at September 30, 2005 and December 31, 2004 follows:

	At September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Government agency and mortgage-backed obligations	$ 8,932,661	$ 1,263	$ (72,622)	$ 8,861,302
Obligations of state and political subdivisions	60,078	78	(449)	59,707
Equity securities	9,679	15,647		25,326
Other	18,581	205		18,786
Securities available for sale	$ 9,020,999	$17,193	$ (73,071)	$ 8,965,121

U.S. Government agency and mortgage-backed obligations	$12,398,722	$10,295	$(158,199)	$12,250,818
Obligations of state and political subdivisions	452,249	1,373	(631)	452,991
Other	110,929			110,929
Securities held to maturity	$12,961,900	$11,668	$(158,830)	$12,814,738

	At December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Government agency and mortgage-backed obligations	$ 7,884,113	$40,141	$(21,438)	$ 7,902,816
Obligations of state and political subdivisions	87,605	305		87,910
Equity securities	10,129	13,174		23,303
Other	29,312	809		30,121
Securities available for sale	$ 8,011,159	$54,429	$(21,438)	$ 8,044,150

U.S. Government agency and mortgage-backed obligations	$ 9,967,041	$43,982	$(81,028)	$ 9,929,995
Obligations of state and political subdivisions	398,963	3,867	(28)	402,802
Other	97,654			97,654
Securities held to maturity	$10,463,658	$47,849	$(81,056)	$10,430,451

Gross gains and losses on securities sold during the third quarter of 2005 were $5.8 million and $80 thousand, respectively. For the first nine months of 2005, gross gains and losses on securities sold amounted to $12.5 million and $979 thousand, respectively.

During the third quarter of 2005, no securities were sold which had unrealized losses at December 31, 2004. During the first nine months of 2005, $262.7 million of securities were sold which had unrealized losses at December 31, 2004. Gross gains and losses on these securities sold were $246 thousand and $416 thousand, respectively.

Net Income

Net income for the third quarter of 2005 was $79.5 million, an increase of $9.4 million or 13% over the $70.1 million recorded for the third quarter of 2004. Net income for the first nine months of 2005 totaled $236.0 million, an increase of $37.7 million or 19% from $198.3 million in the first nine months of 2004. On a per share basis, diluted net income for the third quarter and first nine months of 2005 was $0.45 and $1.36 per common share compared to $0.42 and $1.19 per common share for the same periods in 2004, respectively.

Return on average assets (ROA) and return on average equity (ROE) for the third quarter of 2005 were 0.92% and 16.62%, respectively, compared to 1.02% and 18.97%, respectively, for the same 2004 period. ROA and ROE for the first nine months of 2005 were 0.96% and 17.40%, respectively, compared to 1.03% and 18.90%, respectively, for the same 2004 period. The decrease in ROA was primarily due to average asset growth of 26% exceeding net income growth, which was impacted by net interest margin compression due to the flattening yield curve.

Net Interest Income

Net interest income totaled $287.4 million for the third quarter of 2005, an increase of $23.0 million or 9% from $264.4 million in the third quarter of 2004. Net interest income for the first nine months of 2005 was $854.7 million, up $115.4 million or 16% from $739.3 million for the first nine months of 2004. The increases in net interest income for the third quarter and first nine months of 2005 were due to the Company’s continued ability to grow deposits as well as its loan and investment portfolios, offset by rate changes due to the existing interest rate environment.

On a tax equivalent basis, the Company recorded $292.5 million in net interest income in the third quarter of 2005, an increase of $23.6 million or 9% over the third quarter of 2004. For the first nine months of 2005, net interest income on a tax equivalent basis was $868.6 million, an increase of $116.1 million or 15% over the first nine months of 2004. The increase in net interest income on a tax equivalent basis is shown below (in thousands).

	Net Interest Income
September	Volume	Rate	Total	%
2005 vs. 2004	Increase	Change	Increase	Increase

Quarter	$ 66,471	$(42,874)	$23,597	9%

First Nine Months	$204,086	$(88,017)	$116,069	15%

The net interest margin for the third quarter of 2005 was 3.67% down 62 basis points from the 4.29% margin for the third quarter of 2004 and down 26 basis points from the margin for the second quarter of 2005. The decrease in the net interest margin was primarily due to the flattening yield curve.

The following table sets forth balance sheet items on a daily average basis for the three months ended September 30, 2005, June 30, 2005 and September 30, 2004 and presents the daily average interest earned on assets and paid on liabilities for such periods.

Average Balances and Net Interest Income

	September 2005			June 2005			September 2004
	Average		Average	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities
Taxable	$19,732,946	$ 239,481	4.81%	$18,821,647	$ 231,275	4.93%	$15,741,541	$191,627	4.84%
Tax-exempt	397,351	4,366	4.36	374,448	3,257	3.49	385,814	5,126	5.29
Trading	96,344	1,335	5.50	178,037	2,427	5.47	159,954	1,552	3.86
Total investment securities	20,226,641	245,182	4.81	19,374,132	236,959	4.91	16,287,309	198,305	4.84
Federal funds sold	198,260	1,774	3.55	117,491	889	3.03	40,413	148	1.46
Loans
Commercial mortgages	3,865,284	63,300	6.50	3,707,963	59,684	6.46	3,189,126	48,881	6.10
Commercial	2,760,625	47,117	6.77	2,569,001	41,417	6.47	2,069,986	28,552	5.49
Consumer	4,087,665	62,720	6.09	3,720,529	55,819	6.02	3,024,776	43,287	5.69
Tax-exempt	498,211	8,831	7.03	426,032	7,568	7.12	337,374	6,121	7.22
Total loans	11,211,785	181,968	6.44	10,423,525	164,488	6.33	8,621,262	126,841	5.85
Total earning assets	$31,636,686	$ 428,924	5.38%	$29,915,148	$ 402,336	5.39%	$24,948,984	$325,294	5.19%
Sources of Funds
Interest-bearing liabilities
Savings	$ 8,127,451	$ 35,215	1.72%	$ 7,082,969	$ 23,258	1.32%	$ 5,715,755	$ 12,408	0.86%
Interest bearing demand	12,638,411	68,100	2.14	12,094,680	53,755	1.78	10,270,059	24,539	0.95
Time deposits	2,734,408	18,760	2.72	2,668,791	16,085	2.42	2,409,160	11,046	1.82
Public funds	842,894	7,354	3.46	828,305	6,196	3.00	800,579	3,164	1.57
Total deposits	24,343,164	129,429	2.11	22,674,745	99,294	1.76	19,195,553	51,157	1.06

Other borrowed money	541,119	4,697	3.44	845,462	6,917	3.28	614,282	2,255	1.46
Long-term debt	163,043	2,339	5.69	200,000	3,020	6.06	200,000	3,020	6.01
Total deposits and interest-bearing
liabilities	25,047,326	136,465	2.16	23,720,207	109,231	1.85	20,009,835	56,432	1.12
Noninterest-bearing funds (net)	6,589,360			6,194,941			4,939,149
Total sources to fund earning assets	$31,636,686	136,465	1.71	$29,915,148	109,231	1.46	$ 24,948,984	56,432	0.90

Net interest income and
margin tax-equivalent basis		$ 292,459	3.67%		$ 293,105	3.93%		$268,862	4.29%
Other Balances
Cash and due from banks	$ 1,306,848			$ 1,241,372			$ 1,145,324
Other assets	1,845,602			1,749,133			1,430,576
Total assets	34,644,396			32,763,128			27,393,847
Total deposits	31,788,250			29,661,511			24,852,938
Demand deposits (noninterest- bearing)	7,445,086			6,986,766			5,657,385
Other liabilities	240,177			259,873			248,878
Stockholders’ equity	1,911,807			1,796,282			1,477,749

Notes	-	Weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis assuming a federal tax rate of 35%.
	-	Non-accrual loans have been included in the average loan balance.

Noninterest Income

Noninterest income totaled $124.8 million for the third quarter of 2005, an increase of $24.7 million or 25% from $100.1 million in the third quarter of 2004. Noninterest income for the first nine months of 2005 increased to $344.1 million from $278.6 million in the first nine months of 2004, a 24% increase. Deposit charges and service fees increased $15.2 million, or 27%, and $45.8 million, or 29%, during the third quarter and first nine months of 2005, respectively, as compared to the same periods in 2004, primarily due to the Company’s growth in deposits. Other operating income, which includes the Company’s insurance and capital markets divisions, increased $4.7 million, or 11% and $10.2 million, or 8%, during the third quarter and first nine months of 2005, respectively, as compared to the same periods in 2004. The increase in other operating income is more fully depicted in the following chart (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Other operating income:
Insurance	$19,539	$19,178	$58,079	$56,084
Capital Markets	5,268	8,268	18,956	24,617
Loan Brokerage Fees	7,378	3,027	13,086	9,805
Other	14,578	11,616	41,411	30,833
Total other	$46,763	$42,089	$131,532	$121,339

Commerce Capital Markets, Inc. (CCMI) revenues decreased $5.7 million, or 23%, during the first nine months of 2005, as compared to the same period in 2004, which was related in part to the Company’s decision to exit the underwriting of negotiated government public finance offerings during the third quarter of 2004. All other operating income increased $3.0 million, or 25%, and $10.6 million, or 34%, during the third quarter and first nine months of 2005, respectively, which was primarily due to increased gains on sale of SBA loans, letter of credit fees and revenues generated by the Company’s leasing division.

Noninterest Expense

For the third quarter of 2005, noninterest expense totaled $288.6 million, an increase of $41.4 million, or 17%, over the same period in 2004. For the first nine months of 2005, noninterest expense totaled $825.5 million, an increase of $139.8 million or 20% over $685.7 million for the first nine months of 2004. Contributing to this increase was new store activity over the past twelve months, with the number of stores increasing from 297 at September 30, 2004 to 342 at September 30, 2005. With the addition of these new offices, staff, facilities, and related expenses rose accordingly.

Other noninterest expense remained consistent at $52.9 million for the three months ended September 30, 2005 and 2004 primarily due to decreased legal costs, offset by increases in other noninterest expense categories. For the first nine months of 2005, other noninterest expense increased $25.5 million, or 18%, over the same 2004 period. The components of other noninterest expense are depicted in the following chart (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Other noninterest expense:
Business development costs	$ 8,589	$ 7,289	$ 29,359	$ 21,530
Bank-card related service charges	11,601	9,741	34,825	25,686
Professional services/Insurance	5,805	11,708	24,663	28,838
Provision for non-credit-related losses	6,378	5,438	20,693	15,334
Other	20,485	18,767	58,935	51,557
Total other	$52,858	$52,943	$168,475	$142,945

The growth in business development costs, bank-card related service charges and non-credit-related losses, which includes fraud and forgery losses on deposit and other non-credit related items, was due to the Company’s growth in new stores and customer accounts.

The Company’s operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 69.5% for the first nine months of 2005 as compared to 67.6% for the same 2004 period. The increase in operating efficiency ratio is primarily due to the impact of the flattening yield curve on the Company’s net interest income. The Company’s efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

Loan and Asset Quality

Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at September 30, 2005 were $34.3 million, or 0.09% of total assets compared to $33.5 million or 0.11% of total assets at December 31, 2004 and $38.3 million or 0.13% of total assets at September 30, 2004.

Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at September 30, 2005 were $34.0 million or 0.30% of total loans compared to $32.8 million or 0.35% of total loans at December 31, 2004 and $37.3 million or 0.42% of total loans at September 30, 2004. At September 30, 2005, loans past due 90 days or more and still accruing interest amounted to $177 thousand compared to $602 thousand at December 31, 2004 and $614 thousand at September 30, 2004. Additional loans considered as potential problem loans by the Company’s credit review process ($55.7 million at September 30, 2005, compared to $37.7 million at December 31, 2004 and $32.6 million at September 30, 2004) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses. The increase in potential problem loans at September 30, 2005 was primarily due to one credit that was added during the second quarter.

Total non-performing loans increased slightly at September 30, 2005 as compared to December 31, 2004, which was primarily due to an increase in real estate non-accrual loans offset by slight decreases in both commercial and consumer non-accrual loans. The overall asset quality of the Company, as measured in terms of non-performing assets to total assets, coverage ratios and non-performing assets to stockholders’ equity, remained strong.

The following summary presents information regarding non-performing loans and assets as of September 30, 2005 and the preceding four quarters (dollar amounts in thousands).

	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
Non-accrual loans:
Commercial	$16,926	$20,467	$18,376	$17,874	$22,647
Consumer	8,559	8,641	8,723	10,138	9,784
Real estate:
Construction	1,882	178	178
Mortgage	3,353	3,086	1,290	1,317	1,251
Total non-accrual loans	30,720	32,372	28,567	29,329	33,682

Restructured loans:
Commercial	3,230	3,326	3,422	3,518	3,614
Total restructured loans	3,230	3,326	3,422	3,518	3,614

Total non-performing loans	33,950	35,698	31,989	32,847	37,296

Other real estate	310	349	777	626	972

Total non-performing assets	34,260	36,047	32,766	33,473	38,268

Loans past due 90 days or more
and still accruing	177	165	233	602	614

Total non-performing assets and
loans past due 90 days or more	$34,437	$36,212	$32,999	$34,075	$38,882

Total non-performing loans as a
percentage of total period-end loans	0.30%	0.33%	0.32%	0.35%	0.42%

Total non-performing assets as a
percentage of total period-end assets	0.09%	0.11%	0.10%	0.11%	0.13%

Total non-performing assets and loans
past due 90 days or more as a
percentage of total period-end assets	0.09%	0.11%	0.10%	0.11%	0.14%

Allowance for loan losses as a percentage
of total non-performing loans	409%	396%	435%	413%	353%

Allowance for loan losses as a percentage
of total period-end loans	1.23%	1.32%	1.40%	1.43%	1.48%

Total non-performing assets and loans
past due 90 days or more as a
percentage of stockholders’ equity and
allowance for loan losses	2%	2%	2%	2%	2%

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data (dollar amounts in thousands).

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2005	2004	2005	2004	2004
Balance at beginning of period	$141,325	$124,688	$135,620	$112,057	$112,057
Provisions charged to operating expenses	3,000	10,750	13,750	30,998	39,238
	144,325	135,438	149,370	143,055	151,295

Recoveries on loans previously charged-off:
Commercial	930	435	1,920	695	1,000
Consumer	245	265	1,332	636	1,123
Commercial real estate	30	4	80	52	52
Total recoveries	1,205	704	3,332	1,383	2,175

Loans charged-off:
Commercial	(5,287)	(1,651)	(9,102)	(6,649)	(9,416)
Consumer	(1,318)	(2,951)	(3,720)	(4,627)	(6,733)
Commercial real estate	(22)	(11)	(977)	(1,633)	(1,701)
Total charge-offs	(6,627)	(4,613)	(13,799)	(12,909)	(17,850)
Net charge-offs	(5,422)	(3,909)	(10,467)	(11,526)	(15,675)

Balance at end of period	$138,903	$131,529	$138,903	$131,529	$135,620

Net charge-offs as a percentage of
average loans outstanding	0.20%	0.18%	0.13%	0.19%	0.19%

Net Reserve (Reductions) Additions	$(2,422)	$6,841	$3,283	$19,472	$23,563

During the first nine months of 2005, net charge-offs as a percentage of average loans outstanding decreased to 0.13%, as compared to 0.19% for the same period in 2004. This decrease was attributable to an increase in total recoveries of loans previously charged-off of $1.9 million, offset by a slight increase in total charge-offs of $890 thousand. The net reserve reduction for the third quarter is a result of overall credit quality of the Company’s loan portfolio, as demonstrated by the allowance for loan losses as a percentage of total non-performing loans remaining within the range of the previous four quarters. The net reserve additions for the first nine months of 2005 were also reflective of the overall credit quality of the Company’s loan portfolio.

The Company considers the allowance for loan losses of $138.9 million adequate to cover probable losses inherent in the loan portfolio at September 30, 2005. The allowance for loan losses is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. The level of the allowance is based on an evaluation of individual large classified loans and nonaccrual loans, the Company’s historical loss experience and the risk characteristics included in the loan portfolio. While the allowance for loan losses is maintained at a level considered to be adequate by management for estimated losses in the loan portfolio, determination of the allowance is inherently subjective, as it requires estimates that may be susceptible to significant change.

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

During the quarter ended September 30, 2005, there has not occurred any change in Internal Controls that has materially affected or is reasonably likely to materially affect Internal Controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During July and August 2004, six class action complaints were filed in the United States District Court for the District of New Jersey and the Eastern District of Pennsylvania against the Company and certain Company (or subsidiary) current and former officers and directors. All class action complaints were consolidated in the United States District Court for the District of New Jersey, Camden Division. As a result of the consolidation, a single consolidated complaint was filed. It alleged that the defendants violated federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission. The plaintiffs sought unspecified damages on behalf of a purported class of purchasers of the Company’s securities during various periods. The Company believed these class action complaints were without merit and moved to dismiss the complaints. The motion to dismiss was granted on November 7, 2005.

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

COMMERCE BANCORP, INC.
(Registrant)

NOVEMBER 7, 2005	/s/ DOUGLAS J. PAULS
(Date)	DOUGLAS J. PAULS
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)