Form 10-K
period 2005-12-31
COMMERCE BANCORP INC /NJ/
filed 2006-03-15
CIK 715096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known season issuer, as defined in Rule 405 of the Securities Act. Yes X No _.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes _ No X.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer X Accelerated filer __ Non-accelerated filer __.

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X.

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant was approximately $3,174,673,310 based on the closing sale price as reported on the New York Stock Exchange.

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock $1.00 Par Value	181,809,928
Title of Class	No. of Shares Outstanding as of 3/6/06

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders.

COMMERCE BANCORP, INC.
FORM 10-K CROSS-REFERENCE INDEX

PART I
Item 1. Business

Forward-Looking Statements

Commerce Bancorp, Inc. (the “Company”) may from time to time make various written or oral “forward looking statements” including statements contained in the Company’s filings with the Securities and Exchange Commission (“SEC”) (including this Annual Report on Form 10-K and the exhibits hereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties and are subject to change based on various factors that are sometimes beyond the Company’s control. You will generally be able to recognize a forward-looking statement because it contains the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “objective,” “may,” “could,” “should,” “would,” “intend,” “forecast,” “plan” or similar expressions to identify it as a forward-looking statement.

The following factors, among others, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States and world economies in general and the strength of the local economies in which the Company conducts its operations; the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation; interest rates, market and monetary fluctuations; the Company’s timely development of competitive new products and services and the acceptance of such products and services by customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa; the impact of changes in financial services laws and regulations, including laws concerning taxes, banking, securities and insurance; technological changes; future acquisitions; the expense savings and revenue enhancements from acquisitions being less than expected; the growth and profitability of the Company’s noninterest or fee income being less than expected; the ability to maintain the growth and further development of the Company’s community-based retail branching network; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the Company’s success at managing the risks involved in the foregoing. The Company cautions that the foregoing list of important factors is not exclusive.

The Company cautions you that any such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to differ materially from the future results, performance or achievements the Company has anticipated in such forward-looking statements. You should note that many factors, some of which are discussed in this Annual Report on Form 10-K could affect the Company’s future financial results and could cause those results to differ materially from those expressed or implied in the Company’s forward-looking statements contained or incorporated by reference in this document. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

General

The Company is a New Jersey business corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”). The Company was incorporated on December 9, 1982 and became an active bank holding company on June 30, 1983 through the acquisition of Commerce Bank, N.A., referred to as Commerce N.A.

As of December 31, 2005, the Company had total assets of $38.5 billion, total loans of $12.7 billion, and total deposits of $34.7 billion. The address of the Company’s principal executive office is Commerce Atrium, 1701 Route 70 East, Cherry Hill, New Jersey, 08034-5400 and the telephone number is (856) 751-9000. The Company operates one nationally chartered bank subsidiary (Commerce Bank N.A., Philadelphia, Pennsylvania) and one New Jersey state chartered bank subsidiary (Commerce Bank/North, Ramsey, New Jersey).

These two bank subsidiaries, referred to collectively as the banks, as of December 31, 2005 had 373 full service retail stores located in the states of New Jersey, Pennsylvania, Delaware, New York, Connecticut, Virginia, Florida and the District of Columbia. These banks provide a full range of retail and commercial banking services for consumers and small and mid-sized companies. Lending services are focused on commercial real estate and commercial and consumer loans to local borrowers. Retail deposits gathered through each bank’s retail store network principally fund the lending and investment activities of each bank.

Stock Split

On February 15, 2005, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend distributed on March 7, 2005 to stockholders of record on February 25, 2005. Per share data and other appropriate share information for all periods presented have been restated to reflect the stock split.

Acquisitions

The Company’s primary growth strategy is the opening of new full service stores of which 47 were opened in 2005 and 49 were opened in 2004. The Company expects to open an additional 65 full service stores in 2006. The Company has also developed its full service office network through selected acquisitions including the December 5, 2005 acquisition of Palm Beach County Bank, a privately held bank with seven stores based in West Palm Beach, Florida. Palm Beach County Bank was merged with and into Commerce N.A.

Commerce N.A. operates a non-bank subsidiary, Commerce Capital Markets, Inc. (“CCMI”), Philadelphia, Pennsylvania, also referred to as Commerce Capital Markets, which engages in various securities, investment management and brokerage activities.

Commerce North operates a non-bank subsidiary, Commerce Insurance Services, Inc., referred to as Commerce Insurance, which operates an insurance brokerage agency concentrating on commercial property, casualty and surety as well as personal lines of insurance and employee benefits for clients in multiple states, primarily Delaware, New Jersey, New York and Pennsylvania. Since 1996, Commerce Insurance has completed several strategic acquisitions of insurance brokerage agencies.

On December 30, 2005, the Company entered into an agreement to acquire eMoney Advisor, Inc., a leading provider of web enabled wealth and financial planning solutions based in Conshohocken, Pennsylvania. The acquisition closed on February 1, 2006.

Dividends

As a legal entity separate and distinct from its bank and non-bank subsidiaries, the Company’s principal sources of revenues are dividends and fees from its bank and non-bank subsidiaries. The subsidiaries that operate in the banking, insurance and securities business can pay dividends only if they are in compliance with the applicable regulatory requirements imposed on them by federal and state regulatory authorities.

The Banks

As of December 31, 2005, Commerce N.A. had total assets of $34.7 billion, total deposits of $31.3 billion, and total shareholders’ equity of $2.0 billion and Commerce North had total assets of $3.8 billion, total deposits of $3.4 billion, and total shareholders’ equity of $231.0 million.

Service Areas

The Company’s primary service areas include metropolitan Philadelphia, metropolitan New York, metropolitan Washington, D.C. and Southeastern Florida. The Company has attempted to locate its stores in the fastest growing communities within its service areas. Retail deposits gathered through these focused branching activities are used to support lending throughout the Company.

Commerce N.A. provides retail and commercial banking services through 333 retail stores in metropolitan New York, metropolitan Philadelphia, metropolitan Washington, D.C. and Southeastern Florida. Commerce North provides retail and commercial banking services through 40 retail stores in Bergen, Essex, Hudson and Passaic Counties, New Jersey.

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

Trust Services

Commerce N.A. offers trust services primarily focusing on corporate trust services, particularly as bond trustee, paying agent, and registrar for municipal bond offerings.

Commercial Banking Services and Products

Each bank offers a broad range of commercial banking services, including free checking accounts, subject to minimum balance, night depository facilities, money market accounts, certificates of deposit, short-term loans for seasonal or working capital purposes, term loans for fixed assets and expansion purposes, revolving credit plans and other commercial loans and leases to fit the needs of its customers. Each bank also finances the construction of business properties and makes real estate mortgage loans on completed buildings. Where the needs of a customer exceed a bank’s legal lending limit for any one customer, such bank may participate with other banks, including the other bank owned by the Company, in making a loan.

Additional information pertaining to the Company’s segments is set forth in Note 19 - Segment Reporting of the Notes to Consolidated Financial Statements, which appears elsewhere herein.

Commerce Insurance

Commerce Insurance operates one of the nation’s largest regional insurance brokerage firms concentrating on commercial property, casualty and surety as well as personal lines. In addition, Commerce Insurance offers a line of employee benefit programs including group as well as individual medical, life, disability, pension, and risk management services. Commerce Insurance currently operates out of 13 locations in New Jersey, 2 locations in Pennsylvania, and 3 locations in Delaware. Commerce Insurance places insurance for clients in multiple states, primarily New Jersey, Pennsylvania, New York, and Delaware.

Commerce Capital Markets

Commerce Capital Markets engages in various securities, investment management and brokerage activities. Commerce Capital Markets’ principal place of business is Philadelphia, Pennsylvania, with locations in Cherry Hill, South Plainfield, Ramsey and Mount Laurel, New Jersey and New York, New York.

Other Activities

NA Asset Management, a Delaware corporation, is a wholly-owned subsidiary of Commerce N.A. that purchases, holds and sells investments of Commerce N.A. Commerce Mortgage Acceptance Corp., a Delaware corporation, is a wholly-owned subsidiary of Commerce N.A. that is utilized in the securitization of residential mortgage loans. North Asset Management, a Delaware corporation, is a wholly-owned subsidiary of Commerce North that purchases, holds, and sells investments of Commerce North. Commerce Commercial Leasing LLC, a New Jersey Limited Liability Company, is a wholly-owned subsidiary of Commerce N.A. that provides business leasing services. On February 1, 2006, the Company acquired eMoney Advisor, Inc., a wholly-owned subsidiary of Commerce Insurance that provides web enabled wealth and financial planning solutions.

The Company has an investment in Pennsylvania Commerce Bancorp, Inc., Camp Hill, Pennsylvania (15.14% beneficial ownership as of December 31, 2005 assuming the exercise of all outstanding warrants held by the Company). The Company and its subsidiaries provide marketing, administrative and technical support services to Pennsylvania Commerce Bancorp, Inc. and its wholly-owned subsidiary, Commerce Bank/Harrisburg.

 Competition

The Company’s service areas are characterized by intense competition in all aspects and areas of its business from commercial banks, savings and loan associations, mutual savings banks and other financial institutions. The Company’s competitors, including credit unions, consumer finance companies, factors, insurance companies and money market mutual funds, compete with lending and deposit gathering services offered by the Company. Many competitors have substantially greater financial resources with larger lending limits and larger branch systems than the Company.

In commercial transactions, Commerce N.A.’s and Commerce North’s legal lending limit to a single borrower (approximately $335.0 million, and $38.2 million respectively, as of December 31, 2005) enables the banks to compete effectively for the business of smaller and mid-sized businesses. The combined legal lending limit of the Company is $373.2 million. These legal lending limits may act as a constraint on the banks’ effectiveness in competing to provide financing in excess of these limits.

The Company believes that it is able to compete on a substantially equal basis with all financial institutions because its banks offer longer hours of operation than those offered by most of the Company’s competitors, free checking accounts for customers maintaining minimum balances and competitive interest rates on savings and time accounts with low minimum deposit requirements.

The Company seeks to provide personalized services through management’s knowledge and awareness of its market area, customers and borrowers. The Company believes this knowledge and awareness provides a business advantage in serving the retail depositors and the small and mid-sized commercial borrowers that comprise the Company’s customer base.

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

The Company

The Company is registered as a bank holding company under the BHCA, and subject to supervision and regulation by the Federal Reserve Board (“FRB”). The Company is also regulated by the New Jersey Department of Banking and Insurance (the “Department”).

Under the BHCA, the Company is required to secure the prior approval of the FRB before it can merge or consolidate with any other bank holding company or acquire all or substantially all of the assets of any bank or acquire direct or indirect ownership or control of any voting shares of any bank that is not already majority owned by it, if after such acquisition it would directly or indirectly own or control more than 5% of the voting shares of such bank.

The Company is generally prohibited under the BHCA from engaging in, or acquiring direct or indirect ownership or control or more than 5% of the voting shares of any company engaged in non-banking activities unless approved by the FRB In making such a determination, the FRB considers whether the performance of these activities by a bank holding company can reasonably be expected to produce benefits to the public which outweigh the possible adverse effects.

Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act, as amended, (“CRA”) ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open stores. Under the CRA, Commerce N.A. and Commerce North are currently rated “outstanding”.

In addition, under the BHCA, the Company is required to file periodic reports of its operations with, and is subject to examination by, the FRB.

The Company is under the jurisdiction of the SEC and various state securities commissions for matters relating to the offering and sale of its securities and is subject to the SEC’s rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitation and insider trading.

There are various legal restrictions on the extent to which the Company and its non-bank subsidiaries can borrow or otherwise obtain credit from its banking subsidiaries. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of the Company or such non-bank subsidiaries, to ten percent of the lending bank’s capital stock and surplus, and as to the Company and all such non-bank subsidiaries in the aggregate, to 20% of such lending bank’s capital stock and surplus. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

The Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”) contains a “cross-guarantee” provision that could result in any insured depository institution owned by the Company being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by the Company. Also, under FRB policy, the Company is expected to act as a source of financial strength to each of its banking subsidiaries and to commit resources to support each such bank in circumstances where such bank might not be in a financial position to support itself. Consistent with the “source of strength” policy for subsidiary banks, the FRB has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation's capital needs, asset quality and overall financial condition.

A discussion of capital guidelines and capital is included in the section entitled “Capital Resources” contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Commerce N.A. and Commerce North

Commerce N.A. is subject to the National Bank Act and accordingly subject to the supervision and regular examination by the Office of the Comptroller of the Currency (“OCC”). Commerce N.A. is required to furnish quarterly reports to the OCC and OCC approval is required for the establishment of additional stores by any national bank, subject to applicable state law restrictions. In 2005, Commerce N.A. relocated its headquarters to Philadelphia, Pennsylvania and receives the benefit of Pennsylvania’s reciprocal banking arrangements in all the states which it currently or has plans to operate branches.

Commerce North, as a New Jersey state-chartered bank, is subject to the New Jersey Banking Act and subject to the supervision and regular examinations by the Department and the FDIC, and is required to furnish quarterly reports to each agency. The approval of the Department and the FDIC is necessary for the establishment of any additional stores by any New Jersey state-chartered bank, subject to applicable state law.

Under the CRA, a bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires that the applicable regulatory agency assess an institution’s record of meeting the credit needs of its community. The CRA requires public disclosure of an institution’s CRA rating and requires that the applicable regulatory agency provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. An institution’s CRA rating is considered in determining whether to grant charters, stores and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. For their most recent examinations, Commerce N.A. and Commerce North each received an “outstanding” rating.

Commerce N.A. and Commerce North are also members of the FDIC and Commerce N.A. is a member of the FRB and, therefore, are subject to additional regulation by these agencies. Some of the aspects of the lending and deposit business of Commerce N.A. and Commerce North which are regulated by these agencies include personal lending, mortgage lending and reserve requirements. The operation of Commerce N.A. and Commerce North is also subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

Commerce N.A. and Commerce North are subject to certain limitations on the amount of cash dividends that they can pay. See Note 18 - Condensed Financial Statements of the Parent Company and Other Matters of the Notes to Consolidated Financial Statements, which appears elsewhere herein.

A discussion of capital guidelines and capital is included in the section entitled “Capital Resources” contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

The OCC has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any activity which, in the OCC’s opinion, constitutes an unsafe or unsound practice in conducting their businesses. The FRB has similar authority with respect to the Company and the Company’s non-bank subsidiaries. The FDIC has similar authority with respect to Commerce North.

All of the deposits of the banking subsidiaries are insured up to applicable limits by the FDIC and are subject to deposit insurance assessments. The insurance assessments are based upon a matrix that takes into account a bank’s capital level and supervisory rating. Effective January 1, 1996, the FDIC reduced the insurance premiums it charged on bank deposits to the statutory minimum of $2,000 annually for “well capitalized” banks. At December 31, 2005 the Company’s consolidated capital levels and each of the Company’s banking subsidiaries met the regulatory definition of a “well capitalized” financial institution. In February 2006, Congress passed the FDIC Deposit Insurance Reform Act which requires the FDIC to develop a new system for assessing deposit premiums, including a system of credits for past premium payments to offset future assessments. While specific proposals have not been developed, new or rapidly growing depository institutions such as Commerce N.A. and Commerce North will be likely to receive smaller credits for premiums paid prior to 1996 relative to other institutions.

Commerce Insurance/Commerce Capital Markets

Commerce Insurance, a non-bank subsidiary of Commerce North, is currently subject to supervision, regulation and examination by the Department, as well as other state insurance departments where it operates. Commerce Capital Markets, a non-bank subsidiary of Commerce N.A., engages in certain permitted securities and brokerage activities and is regulated by the SEC. Commerce Capital Markets is also subject to rules and regulations promulgated by the National Association of Securities Dealers, Inc., the Securities Investors Protection Corporation and various state securities commissions and with respect to municipal securities activities the Municipal Securities Rulemaking Board.

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

Gramm-Leach-Bliley Act

On November 12, 1999 the Gramm-Leach-Bliley Act (the “Act”) became law, repealing the 1933 Glass-Steagall Act’s separation of the commercial and investment banking industries. The Act created a category of holding company called a “Financial Holding Company,” a subset of bank holding companies that satisfy the following criteria: (1) all of the depository institution subsidiaries must be well capitalized and well managed and must have a CRA rating of “satisfactory” or better as of its most recent examination; and (2) the holding company must have made an effective election with the FRB that it elects to be a financial holding company. The Company has not elected to be a financial holding company. The Act specifies certain activities that are financial in nature. These activities include acting as principal, agent or broker for insurance; underwriting, dealing in or making a market in securities; and providing financial and investment advice.

These financial activities authorized by the Act may also be engaged in by a “financial subsidiary” of a national or state bank, except for annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, the Act requires each of the parent bank (and its sister-bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank’s financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50.0 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements. Commerce N.A. has established a “financial subsidiary” to engage in certain limited underwriting activities.

The Act establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks’ financial subsidiaries, the SEC will regulate their securities activities and state insurance regulators will regulate their insurance activities. The Act also provides new protections against the transfer and use by financial institutions of consumers’ nonpublic, personal information.

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

National Monetary Policy

In addition to being affected by general economic conditions, the Company’s earnings and growth are affected by the policies of regulatory authorities, including the OCC, the FRB and the FDIC. An important function of the FRB is to regulate money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, setting the discount rate, and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the FRB have had significant effects on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of these policies upon the Company’s future business, earnings and growth cannot be predicted.

Employees

As of December 31, 2005 the Company had in excess of 10,800 full-time equivalent employees.

Available Information

The Company’s internet address is www.commerceonline.com. The Company makes available free of charge on www.commerceonline.com its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. In addition, the Company makes available free of charge on www.commerceonline.com its Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, and the charters of its Audit, Compensation and Nominating and Governance Committees.

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

Item 1A. Risk Factors

The Company is subject to a number of risk factors including, among others, business and economic conditions, monetary and other governmental policies, accounting policies, competition and continuing consolidation in the financial services industry. These factors, and others, could impact the Company’s business, financial condition and results of operations. In the normal course of business, the Company assumes various types of risk, which include, among others, credit risk, interest rate risk, liquidity risk and risk associated with trading activities. In addition to information in this 10-K, readers should carefully consider that the following important factors, among others, could materially impact the Company’s business and future financial condition, results of operations and cash flows.

The Company plans to continue its rapid growth and there are risks associated with such growth.

The Company plans to continue rapidly expanding its operations in order to increase deposits and loans. In particular, the Company intends to expand its banking franchise through continued store expansion. The Company’s growth may place a strain on its administrative, operational, personnel and financial resources and increase demands on its systems and controls. If the Company is unable to continue to upgrade or maintain effective operating and financial control systems and to recruit and hire necessary personnel or to successfully integrate new personnel into its operations, this could adversely impact its financial condition, results of operations and cash flows.

If the Company does not adjust to changes in the financial services industry, its financial performance may suffer.

The Company’s ability to maintain its history of strong financial performance and return on investment to shareholders may depend in part on its ability to expand the scope of available financial services to its customers. The Company’s business model focuses on using superior customer service to provide traditional banking services to a growing customer base. However, the Company operates in an increasingly competitive environment in which its competitors now include securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies. This increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. If the Company is unable to expand the scope of its available financial services to its customers or compete in this increasingly competitive environment, this could adversely impact its financial condition, results of operations and cash flows.

Changes in interest rates could reduce the Company’s income and cash flows.
    The Company’s income and cash flows and the value of its assets and liabilities depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received and paid.

The Company operates in a highly regulated environment and may be adversely affected by changes in laws and regulations.

The Company is subject to extensive state and federal regulation, supervision, and legislation, which govern almost all aspects of its operations. These laws may change from time to time and are primarily intended for the protection of customers, depositors, and the deposit insurance funds. The impact of any changes to these laws may negatively impact the Company’s financial condition, results of operations and cash flows.

Item 2. Properties

The executive and administrative offices of the Company are located at 1701 Route 70 East, Cherry Hill, New Jersey. This six-story structure is owned by the Company. The Company and its subsidiaries own or lease numerous other premises for use in conducting business activities. The facilities owned or occupied under lease by the Company’s subsidiaries are considered by management to be adequate.

Additional information pertaining to the Company’s properties is set forth in Note 7 - Bank Premises, Equipment, and Leases of the Notes to Consolidated Financial Statements, which appears elsewhere herein.

Item 3. Legal Proceedings

During July and August 2004, six class action complaints were filed in the United States District Court for the District of New Jersey and the Eastern District of Pennsylvania against the Company and certain Company (or subsidiary) current and former officers and directors. All class action complaints were consolidated in the United States District Court for the District of New Jersey, Camden Division. As a result of the consolidation, a single consolidated complaint was filed. It alleged that the defendants violated federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission. The plaintiffs sought unspecified damages on behalf of a purported class of purchasers of the Company’s securities during various periods. The Company believed these class action complaints were without merit and moved to dismiss the complaints. The motion to dismiss was granted on November 7, 2005. Plaintiffs have appealed the dismissal to the Third U.S. Court of Appeals, and that appeal is pending.

Other than routine litigation arising in the normal course of business, the Company and its subsidiaries are not parties to any other material litigation.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; Stockholders' Equity and Dividends and Capital Resources, which appear elsewhere herein.

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which appears elsewhere herein, for disclosure regarding the Company’s Equity Compensation Plans.

Dividend Policy

It is the present intention of the Company’s Board of Directors to pay quarterly cash dividends on the Company’s common stock. However, the declaration and payment of future dividends will be subject to determination and declaration by the Board of Directors, which will consider the Company’s earnings, financial condition and capital needs and applicable regulatory requirements. See Note 18 - Condensed Financial Statements of the Parent Company and Other Matters of the Notes to Consolidated Financial Statements, which appears elsewhere herein.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and accompanying notes included elsewhere herein.

	Year Ended December 31,
(dollars in thousands, except per share data)	2005	2004	2003	2002	2001
Income Statement Data:
Net interest income	$1,153,582	$1,017,785	$755,866	$572,755	$401,326
Provision for credit losses	19,150	39,238	31,850	33,150	26,384
Noninterest income	442,794	375,071	332,478	257,466	196,805
Noninterest expense	1,146,380	938,778	763,392	579,168	420,036
Income before income taxes	430,846	414,840	293,102	217,903	151,711
Net income	282,939	273,418	194,287	144,815	103,022
Balance Sheet Data:
Total assets	$38,466,037	$30,501,645	$22,712,180	$16,403,981	$11,363,703
Loans (net)	12,524,988	9,318,991	7,328,519	5,731,856	4,516,431
Securities available for sale	9,518,821	8,044,150	10,650,655	7,806,779	4,152,704
Securities held to maturity	13,005,364	10,463,658	2,490,484	763,026	1,132,172
Trading securities	143,016	169,103	170,458	326,479	282,811
Deposits	34,726,713	27,658,885	20,701,400	14,548,841	10,185,594
Long-term debt		200,000	200,000	200,000	80,500
Stockholders' equity	2,309,173	1,665,705	1,277,288	918,010	636,570
Per Share Data:
Net income-basic	$1.70	$1.74	$1.36	$1.08	$0.80
Net income-diluted	1.61	1.63	1.29	1.01	0.76
Dividends declared	0.45	0.40	0.34	0.31	0.28
Book value	12.92	10.42	8.35	6.77	4.85
Average shares outstanding:
Basic	165,974	156,625	142,169	133,590	129,331
Diluted	179,135	172,603	156,507	149,389	136,204
Selected Ratios:
Performance
Return on average assets	0.83%	1.03%	0.99%	1.05%	1.08%
Return on average equity	14.90	18.78	18.81	18.50	17.64
Net interest margin	3.77	4.28	4.36	4.69	4.76
Liquidity and Capital
Average loans to average deposits	35.01%	34.49%	36.93%	42.48%	48.04%
Dividend payout-basic	26.47	22.99	25.00	28.70	35.00
Stockholders' equity to total assets	6.00	5.46	5.62	5.60	5.60
Risk-based capital:
Tier 1	11.81	12.30	12.66	11.47	10.81
Total	12.58	13.25	13.62	12.51	11.96
Leverage ratio	6.04	6.19	6.61	6.37	6.24
Asset Quality
Non-performing assets to total year-end assets	0.09%	0.11%	0.10%	0.11%	0.16%
Net charge-offs to average loans outstanding	0.15	0.19	0.16	0.18	0.19
Non-performing loans to total
year-end loans	0.27	0.35	0.29	0.24	0.37
Allowance for credit losses to total
end of year loans	1.12	1.43	1.51	1.56	1.46
Allowance for credit losses to non-
performing loans	406.85	412.88	515.39	640.18	397.73

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company’s consolidated balance sheets and statements of income. This section should be read in conjunction with the Company’s consolidated financial statements and accompanying notes.

Executive Summary

The Commerce model is built on the gathering and retention of core deposits as being essential to shareholder value. Management believes core deposit growth has been and will continue to be the primary driver of the Company’s success, and that service and a great retail experience, not rates, drives core deposit growth. The consistent inflow of long lived core deposits allows the Company to avoid taking excessive risks in growing its loan and investment portfolios. In addition, the Company’s significant cash flow provides ongoing reinvestment opportunities as interest rates change.

In 2005, the Company continued to expand its unique model while challenged with a very difficult interest rate environment. The 2005 financial highlights are summarized below.

•	Opened 47 new stores, including the Company’s first seven in the metropolitan Washington, D.C. market.
•	Expanded into Southeast Florida with the acquisition of Palm Beach County Bank, a privately held bank with seven stores in Palm Beach County, Florida.
•	Redeemed all $200 million of the Company’s Convertible Trust Preferred Securities, leaving the Company with no long-term debt.
•	Total assets grew 26%.
•	Total deposits grew 26%, with annualized deposit growth per store of $20 million.
•	Total loans grew 34%, increasing the ratio of loans to deposits to 36%.

The continued flattening of the yield curve throughout 2005 produced an extremely challenging interest rate environment, which reduced the Company’s net interest margin to 3.77%, from 4.28% in 2004, and impeded the Company’s historical net interest income growth. During the fourth quarter of 2005, the Company, as a protective measure against further net interest margin compression due to the flat yield curve, repositioned a portion of its investment portfolio by selling fixed rate securities and purchasing approximately $1.5 billion of floating rate securities. In order to complete the repositioning, the Company incurred an after-tax charge of approximately $17.0 million, or $.09 per share, during the fourth quarter of 2005.

Despite the current interest rate environment, the Company’s continued deposit growth enabled the Company to grow revenue 15%. Net income and diluted net income per share are reflective of the challenging interest rate environment as well as one-time charges, primarily associated with the repositioning of the investment portfolio.

	2005	2004	Change
(amounts in billions)
Total Assets	$38.5	$30.5	26%
Total Loans (net)	12.5	9.3	34%
Total Investments	22.7	18.7	21%
Total Deposits	34.7	27.7	26%

(amounts in millions)
Total Revenues	$1,596.4	$1,392.9	15%
Net Income	282.9	273.4	3%
Net Income per Share Diluted	1.61	1.63	(1)%

The Company remains a deposit-driven financial institution with emphasis on core deposit accumulation and retention as a basis for sound growth and profitability. The Company’s unique business model continues to produce strong top-line revenue growth that is driven by strong deposit growth.

The continued ability to grow deposits has resulted in significant earning asset growth. This growth resulted in $1.2 billion of net interest income on a tax equivalent basis in 2005, an increase of $137.1 million or 13% over 2004. As more fully depicted in the chart below, the increase in net interest income in both 2005 and 2004 was due to volume increases in the Company’s earning assets.

	Net Interest Income (dollars in millions)
	Volume Increase	Rate Change	Total Increase
2005	$272.5	($135.4)	$137.1	13%
2004	$285.0	($20.3)	$264.7	34%

The Company continues to reiterate its future growth targets.

	Growth Targets	Actual 2005 Results
Total Deposits	24-26%	26%
Comp Store Deposits	18-20%	19%
Total Revenue	23-25%	15%

Net Income	23-25%	3%
Earnings Per Share	18-20%	(1)%

The Company added 54 stores in 2005 and is committed to opening approximately 65 new stores during 2006, of which approximately 30 are planned for the metro New York market. This market has seen the highest deposit growth per store and management expects these stores to continue to lead the deposit growth of the Company.

Critical Accounting Policy

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. See Note 1 - Significant Accounting Policies of the Notes to Consolidated Financial Statements, which appears elsewhere herein. The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industry in which it operates.

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

The Company has identified the policy related to the allowance for credit losses as being critical. The Company, in consultation with the Audit Committee, has reviewed and approved this critical accounting policy.

Allowance for credit losses. The allowance for credit losses represents management's estimate of probable credit losses inherent in the Company’s loan and lease portfolio, as well as its commitments to lend. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses based on risk characteristics of loans and commitments, and consideration of other qualitative factors, all of which may be susceptible to significant change. Note 1 - Significant Accounting Policies of the Notes to Consolidated Financial Statements describes the methodology used to determine the allowance for credit losses, and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in the Allowance for Credit Losses discussion within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Segment Reporting

The Company operates one reportable segment of business, Community Banks, as more fully described in Note 19 - Segment Reporting of the Notes to Consolidated Financial Statements, which appears elsewhere herein. The following table summarizes net income by segment for each of the last three years (amounts in thousands):

	Net Income
	2005	2004	2003
Community Banks	$270,960	$267,466	$183,068
Parent/Other	11,979	5,952	11,219
Consolidated Total	$282,939	$273,418	$194,287

Average Balances and Net Interest Income

The table on page 15 sets forth balance sheet items on a daily average basis for the years ended December 31, 2005, 2004 and 2003 and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. During 2005, average interest earning assets totaled $31.1 billion, an increase of $6.9 billion, or 28% over 2004. This increase resulted primarily from the increase in the average balance of investments, which rose $4.4 billion, and the average balance of loans, which rose $2.4 billion during 2005. The growth in the average balance of interest earning assets was funded primarily by an increase in the average balance of deposits (including noninterest-bearing demand deposits) of $6.6 billion.

Net Interest Margin and Net Interest Income

Net interest margin on a tax equivalent basis was 3.77% for 2005, a decrease of 51 basis points from 2004. The decrease was due to the flat yield curve throughout 2005. During 2005, short-term interest rates increased by 200 basis points, increasing the Company’s overall cost of funds by approximately 74 basis points. Long-term interest rates did not increase as significantly over the same time period, therefore the Company did not experience a similar increase in the yield on its interest earning assets. While the Company’s continuing ability to grow core deposits produces net interest income growth despite rate compression, management does not expect net interest margin expansion until long term rates increase and/or the yield curve steepens. The net interest margin is calculated by dividing net interest income by average earning assets.

Net interest income is the difference between the interest income on loans, investments and other interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. Net interest income is the primary source of earnings for the Company. There are several factors that affect net interest income, including:

•	the volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities;

•	market interest rate fluctuations; and

•	asset quality.

Net interest income on a tax-equivalent basis (which adjusts for the tax-exempt status of income earned on certain loans and investments to express such income as if it were taxable) for 2005 was $1.2 billion, an increase of $137.1 million, or 13%, over 2004. Interest income on a tax-equivalent basis increased to $1.7 billion from $1.3 billion, or 34%. This increase was primarily related to volume increases in the loan and investment portfolios. Interest expense for 2005 increased $291.2 million to $511.7 million from $220.5 million in 2004. This increase was primarily related to increases in the Company’s average deposit balances and the interest rates paid on deposits and other interest-bearing liabilities.

The tax-equivalent yield on interest earning assets during 2005 was 5.42%, an increase of 23 basis points from 5.19% in 2004. The cost of interest-bearing liabilities increased 94 basis points in 2005 to 2.07% from 1.13% in 2004. The cost of total funding sources increased 74 basis points to 1.65% in 2005 from 0.91% in 2004.

The following table presents the major factors that contributed to the changes in net interest income on a tax equivalent basis for the years ended December 31, 2005 and 2004 as compared to the respective previous periods.

	2005 vs. 2004			2004 vs. 2003
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in (1)			Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest on Investments:
Taxable	$214,427	$15,041	$229,468	$216,828	$10,630	$227,458
Tax-exempt	3,097	(4,961)	(1,864)	8,015	(2,772)	5,243
Trading	(2,281)	684	(1,597)	(1,225)	180	(1,045)
Federal funds sold	766	1,603	2,369	633	15	648
Interest on loans:
Commercial mortgages	46,497	10,798	57,295	41,216	(4,115)	37,101
Commercial	40,999	24,592	65,591	22,840	(206)	22,634
Consumer	60,702	9,156	69,858	39,258	(9,545)	29,713
Tax-exempt	7,871	(759)	7,112	5,163	(1,507)	3,656
Total interest income	372,078	56,154	428,232	332,728	(7,320)	325,408
Interest expense:
Savings	36,098	40,641	76,739	15,174	3,910	19,084
Interest bearing demand	48,777	108,643	157,420	29,354	15,188	44,542
Time deposits	7,413	18,530	25,943	2,253	(9,792)	(7,539)
Public funds	(1,590)	14,620	13,030	404	828	1,232
Other borrowed money	12,420	9,305	21,725	598	2,824	3,422
Long-term debt	(3,568)	(133)	(3,701)
Total interest expense	99,550	191,606	291,156	47,783	12,958	60,741
Net change	$272,528	(135,452)	$137,076	$284,945	($20,278)	$264,667

(1) Changes due to both volume and rate have been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.

Commerce Bancorp, Inc. and Subsidiaries Average Balances and Net Interest Income

			Year Ended December 31,
	2005			2004			2003
(dollars in thousands) Earning Assets	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Investment securities
Taxable	$19,637,178	$965,684	4.92%	$15,276,797	$736,216	4.82%	$10,777,538	$508,758	4.72%
Tax-exempt	424,303	17,214	4.06	347,979	19,078	5.48	201,775	13,835	6.86
Trading	127,634	6,995	5.48	169,242	8,592	5.08	193,376	9,637	4.98
Total investment securities	20,189,115	989,893	4.90	15,794,018	763,886	4.84	11,172,689	532,230	4.76
Federal funds sold	98,265	3,272	3.33	75,269	903	1.20	22,530	255	1.13
Loans
Commercial mortgages	3,808,107	247,038	6.49	3,091,350	189,743	6.14	2,419,855	152,642	6.31
Commercial	2,639,491	176,007	6.67	2,024,648	110,416	5.45	1,605,845	87,782	5.47
Consumer	3,911,672	236,709	6.05	2,908,561	166,851	5.74	2,224,197	137,138	6.17
Tax-exempt	451,151	31,998	7.09	340,172	24,886	7.32	269,592	21,230	7.87
Total loans	10,810,421	691,752	6.40	8,364,731	491,896	5.88	6,519,489	398,792	6.12
Total earning assets	$31,097,801	$1,684,917	5.42%	$24,234,018	$1,256,685	5.19%	$17,714,708	$931,277	5.26%
Sources of Funds
Interest-bearing liabilities
Savings	$7,698,370	$123,419	1.60%	$5,446,713	$46,680	0.86%	$3,676,147	$27,596	0.75%
Interest-bearing demand	12,474,260	252,673	2.03	10,066,187	95,253	0.95	6,964,158	50,711	0.73
Time deposits	2,736,142	72,125	2.64	2,454,910	46,182	1.88	2,335,124	53,721	2.30
Public funds	828,860	26,656	3.22	878,310	13,626	1.55	852,319	12,394	1.45
Total deposits	23,737,632	474,873	2.00	18,846,120	201,741	1.07	13,827,748	144,422	1.04

Other borrowed money	826,400	28,410	3.44	465,137	6,685	1.44	423,538	3,263	0.77
Long-term debt	140,274	8,379	5.97	200,000	12,080	6.04	200,000	12,080	6.04
Total deposits and interest- bearing liabilities	24,704,306	511,662	2.07	19,511,257	220,506	1.13	14,451,286	159,765	1.11
Noninterest-bearing funds (net)	6,393,495			4,722,761			3,263,422
Total sources to fund earning assets	$31,097,801	511,662	1.65	$24,234,018	220,506	0.91	$17,714,708	159,765	0.90
Net interest income and margin tax-equivalent
basis		$1,173,255	3.77		$1,036,179	4.28		$771,512	4.36
Tax-exempt adjustment		19,673			18,394			15,646
Net interest income and margin		$1,153,582	3.71%		$1,017,785	4.20%		$755,866	4.27%
Other Balances
Cash and due from banks	$1,257,799			$1,134,991			$922,188
Other assets	1,792,339			1,376,006			1,053,283
Total assets	34,005,732			26,618,555			19,590,319
Demand deposits (noninterest-bearing)	7,143,552			5,408,094			3,826,885
Other liabilities	258,886			243,284			279,203
Stockholders' equity	1,898,989			1,455,920			1,032,945

Notes    —Weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis assuming a federal tax rate of 35%.
        —Non-accrual loans have been included in the average loan balance.

Noninterest Income

For 2005, noninterest income totaled $442.8 million, an increase of $67.7 million or 18% from 2004. Deposit charges and service fees increased $64.6 million, or 30%. Other operating income, which includes the Company’s insurance and capital markets divisions, increased by $19.8 million, or 13%. The increase in other operating income is more fully depicted in the following chart.

	2005	2004
Other Operating Income:
Insurance	$76,216	$72,479
Capital Markets	25,390	28,053
Loan Brokerage Fees	15,757	13,189
Other	56,769	40,585
Total Other	$174,132	$154,306

Commerce Insurance, the Company’s insurance brokerage subsidiary, recorded increased revenues of $3.7 million, or 5%, while Commerce Capital Markets recorded decreased revenues of $2.7 million, or 9%. The decrease in revenues for Commerce Capital Markets was primarily attributable to the exit from one of its business lines during 2004 and lower trading results.

Other increased by $16.2 million, or 40%, primarily due to increased letter of credit fees and revenues generated by the Company’s leasing division. Included in other noninterest income are gains on the sale of SBA loans of $11.0 million and $9.1 million during 2005 and 2004, respectively.

The Company recorded $14.0 million in net securities losses during 2005 compared to $2.6 million in net securities gains in 2004. The 2005 losses were primarily attributable to the fourth quarter repositioning of the Company’s investment portfolio, which resulted in a pre-tax charge of approximately $25.5 million.

Noninterest Expenses

Noninterest expenses totaled $1.1 billion for 2005, an increase of $207.6 million, or 22% over 2004. Contributing to this increase was the addition of 54 new stores during 2005. As a result of adding these new stores, staff, facilities and related expenses rose accordingly.

Other noninterest expense increased by $39.9 million, or 20%. The increase in other noninterest expenses is depicted in the following chart.

	2005	2004
Other Noninterest Expenses:
Business Development Costs	$38,301	$29,516
Bank-Card Related Service Charges	47,337	35,728
Professional Services/Insurance	38,723	40,515
Provisions for Non-Credit-Related Losses	28,449	22,243
Other	81,985	66,919
Total Other	$234,795	$194,921

The growth in business development costs, bank-card related service charges and non-credit-related losses, which includes fraud and forgery losses on deposit and other non-credit related items, was due to the Company’s growth in new stores and customer accounts. The reduction in professional services and insurance expense was primarily attributable to decreased legal fees offset by increased consulting and insurance costs related to the Company’s growth.

A key industry productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (excluding other real estate expenses) to net interest income plus noninterest income (excluding non-recurring gains). This ratio equaled 71.16%, 67.62%, and 70.38%, in 2005, 2004, and 2003, respectively. The increase in the Company’s 2005 efficiency ratio was caused primarily by reduced net interest margins due to the flat yield curve. Management believes the Company’s aggressive growth activities will keep its efficiency ratio above its peer group.

Income Taxes

The provision for federal and state income taxes for 2005 was $147.9 million compared to $141.4 million in 2004 and $98.8 million in 2003. The effective tax rate was 34.3%, 34.1% and 33.7% in 2005, 2004, and 2003, respectively.

Net Income

Net income for 2005 was $282.9 million, an increase of $9.5 million, or 3% over the $273.4 million recorded for 2004.

Diluted net income per share of common stock for 2005 was $1.61 compared to $1.63 per common share for 2004.

Net income and net income per share for 2005 were impacted by one-time charges of $19.3 million, or $.11 per share, net of tax, taken by the Company during the fourth quarter of 2005, primarily related to the repositioning of the investment portfolio and acceleration of stock options.

Return on Average Equity and Average Assets

Two industry measures of performance by a banking institution are its return on average assets and return on average equity. Return on average assets (“ROA”) measures net income in relation to total average assets and indicates a company’s ability to employ its resources profitably. The Company’s ROA was 0.83%, 1.03%, and 0.99% for 2005, 2004, and 2003, respectively.

Return on average equity (“ROE”) is determined by dividing annual net income by average stockholders’ equity and indicates how effectively a company can generate net income on the capital invested by its stockholders. The Company’s ROE was 14.90%, 18.78%, and 18.81% for 2005, 2004, and 2003, respectively.

Both the 2005 ROA and ROE were impacted by the flat yield curve and the resulting impact on the Company’s net interest income as well as the one-time charges the Company recorded in the fourth quarter.

Loan Portfolio

The following table summarizes the loan portfolio of the Company by type of loan as of December 31, for each of the years 2001 through 2005.

	December 31,
	2005	2004	2003	2002	2001
(dollars in thousands)
Commercial:
Term	$1,781,148	$1,283,476	$1,027,526	$842,869	$600,374
Line of credit	1,517,347	1,168,542	959,158	683,640	556,977
Demand			1,077	317	440
	3,298,495	2,452,018	1,987,761	1,526,826	1,157,791

Owner-occupied	2,402,300	1,998,203	1,619,079	1,345,306	1,028,408

Consumer:
Mortgages
(1-4 family residential)	2,000,309	1,340,009	918,686	626,652	471,680
Installment	211,332	132,646	138,437	140,493	161,647
Home equity	2,353,581	1,799,841	1,405,795	1,139,589	872,974
Credit lines	100,431	69,079	60,579	56,367	43,196
	4,665,653	3,341,575	2,523,497	1,963,101	1,549,497

Commercial real estate:
Investor developer	2,001,674	1,455,891	1,167,672	885,276	799,799
Construction	290,530	206,924	142,567	102,080	47,917
	2,292,204	1,662,815	1,310,239	987,356	847,716
Total loans	$12,658,652	$9,454,611	$7,440,576	$5,822,589	$4,583,412

The Company manages risk associated with its loan portfolio through diversification, underwriting policies and procedures, and ongoing loan monitoring efforts. The commercial real estate portfolio includes investor/ developer permanent and construction loans and residential construction loans. The owner-occupied portfolio is comprised primarily of commercial real estate loans in which the borrower occupies a majority of the commercial space. Owner-occupied and investor/developer loans generally have five year call provisions and bear the personal guarantees of the principals involved. Financing for investor/developer construction is generally for pre-leased or pre-sold property, while residential construction is provided against firm agreements of sale with speculative construction generally limited to three samples per project. The commercial loan portfolio is comprised of loans to businesses in the markets which the Company serves. These loans are generally secured by business assets, personal guarantees, and/or personal assets of the borrower. The consumer loan portfolio is comprised primarily of loans secured by first and second mortgage liens on residential real estate.

The contractual maturity ranges of the loan portfolio and the amount of loans with predetermined interest rates and floating rates in each maturity range, as of December 31, 2005, are summarized in the following table.

	December 31, 2005
	Due in One Year or Less	Due in One to Five Years	Due in Over Five Years	Total
(dollars in thousands)
Commercial:
Term	$608,730	$948,371	$224,047	$1,781,148
Line of credit	1,354,108	163,239		1,517,347
	1,962,838	1,111,610	224,047	3,298,495

Owner-occupied	380,938	1,188,374	832,988	2,402,300

Consumer:
Mortgages
(1-4 family residential)	22,263	201,245	1,776,801	2,000,309
Installment	54,242	78,901	78,189	211,332
Home equity	173,913	617,980	1,561,688	2,353,581
Credit lines	35,792	64,639		100,431
	286,210	962,765	3,416,678	4,665,653
Commercial real estate:
Investor developer	448,954	1,106,878	445,842	2,001,674
Construction	182,564	107,259	707	290,530
	631,518	1,214,137	446,549	2,292,204
Total loans	$3,261,504	$4,476,886	$4,920,262	$12,658,652
Interest rates:
Predetermined	$878,311	$3,131,488	$3,371,096	$7,380,895
Floating	2,383,193	1,345,398	1,549,166	5,277,757
Total loans	$3,261,504	$4,476,886	$4,920,262	$12,658,652

During 2005, loans increased $3.2 billion, or 34% from $9.4 billion to $12.6 billion. At December 31, 2005, loans represented 36% of total deposits and 33% of total assets. All segments of the loan portfolio experienced growth in 2005. Geographically, the metro Philadelphia market contributed 35% of the total growth in the loan portfolio while the northern New Jersey and metro New York markets contributed 25% and 28%, respectively. The remaining growth came from the Southeast Florida and metro Washington, D.C. markets. During 2005, the metro New York market continued to mature and its loan portfolio grew by 71%. The loan portfolios in metro Philadelphia and northern New Jersey grew by 23% and 24%, respectively.

The Company has traditionally been an active provider of real estate loans to creditworthy local borrowers, with such loans secured by properties within the Company’s primary service areas. During 2005, commercial real estate lending increased $629.4 million or 38%, which was consistent with the overall growth in the loan portfolio. Loans to finance owner-occupied properties grew $404.1 million or 20%. Commercial loan growth of $846.5 million or 35% was led by activity in the middle market and healthcare sectors. Growth in consumer loans of $1.3 billion, or 40%, was primarily in mortgage lending. The residential mortgage portfolio increased $660.3 million, or 49%, during 2005. The Company’s home equity portfolio grew $553.7 million or 31%, which was consistent with the overall growth in the loan portfolio.

Non-Performing Loans and Assets

Non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at December 31, 2005 were $35.1 million or .09% of total assets, as compared to $33.5 million or .11% of total assets at December 31, 2004.

Total non-performing loans (non-accrual loans, and restructured loans, excluding loans past due 90 days or more and still accruing interest) at December 31, 2005 were $34.8 million as compared to $32.8 million a year ago. During 2005, commercial real estate non-accrual loans increased $4.8 million, which was the result of three large credits of approximately $4.7 million that were placed on non-accrual status during the third and fourth quarters of 2005. This increase was offset by decreases in both commercial and consumer non-accrual loans of $1.2 million and $1.3 million, respectively. Generally loans past due 90 days are placed on non-accrual status, unless the loan is both well secured and in the process of collection. At December 31, 2005, loans past due 90 days or more and still accruing interest amounted to $248 thousand, compared to $602 thousand at December 31, 2004. Additional loans considered by the Company’s internal credit risk review department as potential problem loans of $62.7 million at December 31, 2005, compared to $37.7 million at December 31, 2004, have been evaluated as to risk exposure in determining the adequacy of the allowance for loan and lease losses. The increase in potential problem loans during 2005 is due to the addition of two large commercial credits, both of which have been determined to be adequately secured.

Other real estate (ORE) totaled $279 thousand at December 31, 2005 as compared to $626 thousand at December 31, 2004. These properties have been written down to the lower of cost or fair value less disposition costs.

The Company has, on an ongoing basis, updated appraisals on non-performing loans secured by real estate. In those instances where updated appraisals reflect reduced collateral values, an evaluation of the borrowers’ overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for loan and lease losses.

The following summary presents information regarding non-performing loans and assets as of December 31, 2001 through 2005.

	Year Ended December 31,
	2005	2004	2003	2002	2001
(dollars in thousands)
Non-accrual loans (1):
Commercial	$16,712	$17,874	$10,972	$6,829	$9,104
Consumer	8,834	10,138	9,242	6,326	4,390
Real estate
Construction	1,763		138	131	1,590
Mortgage	4,329	1,317	1,389	882	1,749
Total non-accrual loans	31,638	29,329	21,741	14,168	16,833
Restructured loans (1):
Commercial	3,133	3,518	1	5	8
Total non-performing loans	34,771	32,847	21,742	14,173	16,841
Other real estate	279	626	1,831	3,589	1,549
Total non-performing assets(1):	$35,050	$33,473	$23,573	$17,762	$18,390
Non-performing assets as a percent of total assets	0.09%	0.11%	0.10%	0.11%	0.16%
Loans past due 90 days or more and still accruing interest	$248	$602	$538	$620	$519
(1)
Interest income of approximately $2,760,000, $2,906,000, $1,908,000, $1,352,000, and $2,092,000 would have been recorded in 2005, 2004, 2003, 2002, and 2001, respectively, on non-performing loans in accordance with their original terms. Actual interest recorded on these loans amounted to $809,000 in 2005, $1,070,000 in 2004, $418,000 in 2003, $275,000 in 2002, and $237,000 in 2001.

Allowance for Credit Losses

The Company maintains an allowance for losses inherent in the loan and lease portfolio and an allowance for losses on unfunded credit commitments. During 2005, the Company reclassified $7.8 million of the allowance related to unfunded credit commitments out of the allowance for loan and lease losses to other liabilities. Prior to 2005, the Company included the portion of the allowance related to unfunded credit commitments in its allowance for loan and lease losses. Previously reported periods were not reclassified. The reclassification had no impact on net income, stockholders’ equity or the provision for credit losses. Because of this reclassification, the Company now refers to its allowance for loan and lease losses and its liability for unfunded credit commitments as the allowance for credit losses.

The allowance for credit losses is maintained at a level believed adequate by management to absorb losses inherent in extending credit. In conjunction with an internal credit review function that operates independently of the lending function, management monitors the loan portfolio, including commitments to lend, to identify risks on a timely basis so that an appropriate allowance can be maintained. Based on an evaluation of the loan and lease portfolio, including commitments to lend, management presents a quarterly review of the allowance for credit losses to the Board of Directors, indicating any changes since the last review and any recommendations as to adjustments. In making its evaluation, in addition to the factors discussed below, management considers the results of regulatory examinations, which typically include a review of the allowance for credit losses as an integral part of the examination process.

In establishing the allowance for loan and lease losses, management evaluates individual large classified loans and nonaccrual loans, and determines an aggregate reserve for those loans based on that review. At December 31, 2005, approximately 5% of the allowance for loan and lease losses was attributed to individually evaluated loans. A component of the allowance for loan and lease losses is also developed from estimated losses based on risk characteristics of each loan or lease in the portfolio. At December 31, 2005, approximately 87% of the allowance was attributed to risk characteristics of loans and leases in the portfolio. In addition, a portion of the allowance is established for losses inherent in the loan portfolio which have not been identified by the more quantitative processes described above. This determination inherently involves a higher degree of subjectivity, and considers risk factors that may not have yet manifested themselves in the portfolio’s existing risk characteristics. Those factors include specific economic stresses, variability in economic conditions and geopolitical risks, recent loss experience in specific portfolio segments, trends in loan quality and concentrations of credit. At December 31, 2005, approximately 8% of the allowance for loan and lease losses was attributed to these qualitative factors.

The allowance for losses on unfunded credit commitments is based on a risk characteristic methodology similar to that used in determining the allowance for loan and lease losses, taking into consideration the probability of funding these commitments.

While the allowance for credit losses is maintained at a level believed to be adequate by management for estimated credit losses, determination of the allowance for credit losses is inherently subjective, as it requires estimates, which may be susceptible to significant change. Changes in these estimates may impact the provisions charged to expense in future periods.

The allowance for credit losses is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Charge-offs occur when loans are deemed to be uncollectible. During 2005, net charge-offs amounted to $15.8 million, or .15% of average loans outstanding for the year, compared to $15.7 million, or .19% of average loans outstanding for 2004. Total charge-offs increased $3.1 million or 18% during 2005. The commercial category increased $4.5 million or 48% which was offset by decreases in the consumer and commercial real estate categories of $821 thousand or 12% and $565 thousand or 33%, respectively. During 2005, the Company recorded provisions of $19.2 million to the allowance for credit losses compared to $39.2 million for 2004. Based upon the application of the Company’s reserve methodology, allowance levels increased by $5.8 million to $141.5 million at December 31, 2005, but decreased as a percentage of the total loans due to growth in the portfolio (1.12% at December 31, 2005 versus 1.43% at December 31, 2004).

The following table presents, for the periods indicated, an analysis of the allowance for credit losses and other related data.

	Year Ended December 31,
	2005	2004	2003	2002	2001
(dollars in thousands)
Balance at beginning of period	$135,620	$112,057	$90,733	$66,981	$48,680
Provisions charged to operating expenses	19,150	39,238	31,850	33,150	26,384
	154,770	151,295	122,583	100,131	75,064
Recoveries of loans previously charged-off:
Commercial	2,546	1,000	669	815	552
Consumer	2,566	1,123	584	339	288
Commercial real estate	80	52	11	176	134
Total recoveries	5,192	2,175	1,264	1,330	974
Loans charged-off:
Commercial	(13,944)	(9,416)	(5,601)	(7,181)	(5,862)
Consumer	(5,912)	(6,733)	(5,950)	(3,514)	(2,784)
Commercial real estate	(1,136)	(1,701)	(239)	(33)	(411)
Total charged-off	(20,992)	(17,850)	(11,790)	(10,728)	(9,057)
Net charge-offs	(15,800)	(15,675)	(10,526)	(9,398)	(8,083)
Allowance for credit losses acquired bank	2,494
Balance at end of period	$141,464	$135,620	$112,057	$90,733	$66,981
Net charge-offs as a percentage of average loans outstanding	0.15%	0.19%	0.16%	0.18%	0.19%
Allowance for credit losses as a percentage of year-end loans	1.12%	1.43%	1.51%	1.56%	1.46%
Components:
Allowance for loan and lease losses	$133,664	$135,620	$112,057	$90,733	$66,981
Allowance for unfunded credit commitments (1)	7,800
Total allowance for credit losses	$141,464	$135,620	$112,057	$90,733	$66,981

(1)	During 2005, the allowance for unfunded credit commitments was reclassified from the allowance for loan and lease losses to other liabilities.

Allocation of the Allowance for Loan and Lease Losses

The following table details the allocation of the allowance for loan and lease losses to the various lending categories. The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future losses may occur. The total allowance for loan and lease losses is available to absorb losses from any segment of loans.

	Allowance for Loan and Lease Losses at December 31,
	2005(1)		2004		2003		2002		2001
	Amount	% Gross Loans	Amount	% Gross Loans	Amount	% Gross Loans	Amount	% Gross Loans	Amount	% Gross Loans
(dollars in thousands)
Commercial	$55,372	26%	$47,230	26%	$50,400	27%	$33,708	26%	$24,110	25%
Owner-occupied	18,255	19	29,488	21	26,862	22	24,539	23	18,060	22
Consumer	36,868	37	38,100	35	13,082	34	14,497	34	9,915	34
Commercial real estate	23,169	18	20,802	18	21,713	17	17,989	17	14,896	19
	$133,664	100%	$135,620	100%	$112,057	100%	$90,733	100%	$66,981	100%

(1)	During 2005, the allowance for unfunded credit commitments of $7.8 million was reclassified from the allowance for loan and lease losses to other liabilities.

Investment Securities

The following table summarizes the Company’s securities available for sale and securities held to maturity as of the dates shown.

	December 31,
	2005	2004	2003
(dollars in thousands)
U.S. Government agency and mortgage-backed obligations	$9,422,478	$7,902,816	$10,511,545
Obligations of state and political subdivisions	59,127	87,910	30,927
Equity securities	22,772	23,303	16,588
Other	14,444	30,121	91,595
Securities available for sale	$9,518,821	$8,044,150	$10,650,655
U.S. Government agency and mortgage-backed obligations	$12,415,587	$9,967,041	$2,193,577
Obligations of state and political subdivisions	490,257	398,963	227,199
Other	99,520	97,654	69,708
Securities held to maturity	$13,005,364	$10,463,658	$2,490,484

The Company has segregated a portion of its investment portfolio as securities available for sale. The balance of the investment portfolio (excluding trading securities) is categorized as securities held to maturity. Investment securities are classified as available for sale if they could be sold in response to changes in interest rates, prepayment risk, the Company’s income tax position, the need to increase regulatory capital, liquidity needs or other similar factors. These securities are carried at fair market value with unrealized gains and losses, net of income tax effects, recognized in Stockholders’ Equity. Investment securities are classified as held to maturity when the Company has the intent and ability to hold those securities to maturity. Securities held to maturity are carried at cost and adjusted for accretion of discounts and amortization of premiums. Trading securities, primarily municipal securities, are carried at market value, with gains and losses, both realized and unrealized, included in other operating income.

In total, investment securities increased $4.0 billion from $18.7 billion to $22.7 billion at December 31, 2005. Deposit growth and other funding sources were used to increase the Company’s investment portfolio. The available for sale portfolio increased $1.5 billion to $9.5 billion, and the securities held to maturity portfolio increased $2.5 billion to $13.0 billion at year-end 2005. The portfolio of trading securities decreased to $143.0 million at year-end 2005 from $169.1 million at year-end 2004.

At December 31, 2005, the average life and duration of the investment portfolio were approximately 5.8 years and 3.3 years, respectively, as compared to 3.8 years and 3.2 years, respectively, at December 31, 2004. The Company’s significant cash flow provides reinvestment opportunities as interest rates change. During the fourth quarter of 2005, the Company, as a protective measure against further net interest margin compression due to the flat yield curve, repositioned a portion of its investment portfolio by selling fixed rate securities and purchasing approximately $1.5 billion of floating rate securities.

During the fourth quarter of 2004, the Company transferred $5.9 billion of securities classified as available for sale to the held to maturity classification based on the Company’s anticipated liquidity needs and expected annual cash flow from deposit growth and bond and loan prepayments. The aggregate market value of the securities transferred equaled their book value, with no effect on stockholders’ equity, regulatory capital or results of operations. Also during the fourth quarter of 2004, the Company sold $126.0 million of securities from its held to maturity portfolio. These securities had experienced deterioration in creditworthiness which meets the specific exception provided for a sale of a security classified as held to maturity. Gross gains of $768 thousand and gross losses of $1.2 million were realized on the sale of these securities.

The Company’s investment portfolio consists primarily of U.S. Government agency and mortgage-backed obligations. These securities have little, if any, credit risk since they are either backed by the full faith and credit of the U.S. Government, or are guaranteed by an agency of the U.S. Government, or are AAA rated. A majority of these investment securities carry fixed coupons whose rate does not change over the life of the securities. Certain securities are purchased at premiums or discounts. Their yield will change depending on any change in the estimated rate of prepayments. The Company amortizes premiums and accretes discounts over the estimated life of the securities in the investment portfolio. Changes in the estimated life of the securities in the investment portfolio will lengthen or shorten the period in which the premium or discount must be amortized or accreted, thus affecting the Company’s investment yields. For the year ended December 31, 2005, the yield on the investment portfolio was 4.90%, an increase of 6 basis points from 4.84% in fiscal year 2004.

At December 31, 2005, the net unrealized depreciation in securities available for sale included in stockholders’ equity totaled $59.2 million, net of tax, compared to net unrealized appreciation of $21.0 million, net of tax, at December 31, 2004.

The contractual maturity distribution and weighted average yield of the Company’s investment portfolio (excluding equity and trading securities) at December 31, 2005, are summarized in the following table. Weighted average yield is calculated by dividing income within each maturity range by the outstanding amortized cost amount of the related investment and has been tax effected, assuming a federal tax rate of 35%, on tax-exempt obligations.

	December 31, 2005
	Due Under 1 Year		Due 1-5 Years		Due 5-10 Years		Due Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Securities available for sale:
U.S. Government agency and mortgage-backed obligations	$87,367	3.12%			$466,186	5.35%	$8,868,925	5.10%	$9,422,478	5.09%
Obligations of state and political subdivisions	4,121	6.78	$914	5.91%	748	5.50	53,344	6.85	59,127	6.81
Other securities	55	1.00	1,273	4.66			13,116	10.38	14,444	9.84
	$91,543	3.28%	$2,187	5.54%	$466,934	5.35%	$8,935,385	5.11%	$9,496,049	5.11%
Securities held to maturity:
U.S. Government agency and mortgage-backed obligations			$436,542	3.90%	$775,601	5.38%	$11,203,444	4.92%	$12,415,587	4.92%
Obligations of state and political subdivisions	$367,951	4.31%	4,946	6.35	8,369	5.41	108,991	6.18	490,257	4.76
Other securities	99,520	3.83							99,520	3.83
	$467,471	4.20%	$441,488	3.93%	$783,970	5.38%	$11,312,435	4.93%	$13,005,364	4.90%

Deposits

Total deposits at December 31, 2005 were $34.7 billion, an increase of $7.0 billion or 26% above total deposits of $27.7 billion at December 31, 2004. The Company remains a deposit-driven financial institution with emphasis on core deposit accumulation and retention as a basis for sound growth and profitability. The Company regards core deposits as all deposits other than public certificates of deposit. Core deposits increased $7.2 billion from year-end 2004 to year-end 2005. Core deposits by type of customer is as follows (in millions):

	December 31,
	2005	2004
Consumer	$14,990	$12,227
Commercial	12,380	9,138
Government	6,500	5,292
Total	$33,870	$26,657

Total deposits averaged $30.9 billion for 2005, an increase of $6.6 billion or 27% above the 2004 average. The average balance of noninterest-bearing demand deposits in 2005 was $7.1 billion, a $1.7 billion or 32% increase over the average balance for 2004. The average total balance of passbook and statement savings accounts increased $2.3 billion, or 41% compared to the prior year. The average balance of interest-bearing demand accounts for 2005 was $12.5 billion, a $2.4 billion or 24% increase over the average balance for the prior year. The average balance of time deposits and public funds for 2005 was $3.6 billion, a $231.8 million or 7% increase over the average balance for 2004. For 2005, the cost of total deposits was 1.54% as compared to 0.83% in 2004.

The Company believes that its record of sustaining core deposit growth is reflective of the Company’s retail approach to banking which emphasizes a combination of superior customer service, convenient store locations, extended hours of operation, free checking accounts (subject to small minimum balance requirements) and active marketing. This approach is especially reflected in the Company’s comparable store deposit growth. The Company’s comparable store deposit growth is measured as the year over year percentage increase in core deposits at the balance sheet date. At December 31, 2005, the comparable store deposit growth for the Company’s 270 stores open two years or more was 19% and for the Company’s 319 stores open one year or more was 24%.

The average balances and weighted average rates of deposits for each of the years 2005, 2004, and 2003 are presented below.

	2005		2004		2003
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
Demand deposits:
Noninterest-bearing	$7,143,552		$5,408,094		$3,826,885
Interest-bearing (money market and N.O.W. accounts)	12,474,260	2.03%	10,066,187	0.95%	6,964,158	0.73%
Savings deposits	7,698,370	1.60	5,446,713	0.86	3,676,147	0.75
Time deposits/public funds	3,565,002	2.77	3,333,220	1.79	3,187,443	2.07
Total deposits	$30,881,184		$24,254,214		$17,654,633

The remaining maturity of certificates of deposit for $100,000 or more as of December 31, 2005, 2004 and 2003 is presented below:

Maturity	2005	2004	2003
(dollars in thousands)
3 months or less	$1,088,353	$983,909	$1,076,960
3 to 6 months	198,166	182,573	357,810
6 to 12 months	272,156	206,326	322,204
Over 12 months	538,952	457,489	253,477
Total	$2,097,627	$1,830,297	$2,010,451

The following is a summary of the remaining maturity of time deposits, including certificates of deposits $100,000 and over, as of December 31, 2005:

Maturity
(dollars in thousands)
2006	$2,882,419
2007	705,821
2008	51,975
2009	165,152
2010	128,026
Thereafter	52
Total	$3,933,445

Interest Rate Sensitivity and Liquidity

The Company’s risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is composed primarily of interest rate risk. The primary objective of the Company’s asset/liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate risk. The Company’s Asset/Liability Committee (ALCO) is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with those policies. The guidelines established by ALCO are reviewed and approved by the Company’s Board of Directors.

An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. Historically, the most common method of estimating interest rate risk was to measure the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time (“GAP”), typically one year. Under this method, a company is considered liability sensitive when the amount of its interest-bearing liabilities exceeds the amount of its interest-earning assets within the one year horizon.

However, assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree. As a result, a company’s GAP does not necessarily predict the impact of changes in general levels of interest rates on net interest income.

The following table illustrates the GAP position of the Company as of December 31, 2005.

	Interest Rate Sensitivity Gaps
	December 31, 2005
	1-90 Days	91-180 Days	181-365 Days	1-5 Years	Beyond 5 Years	Total
(dollars in millions)
Rate sensitive:
Interest-earning assets
Loans	$5,579.9	$198.0	$345.6	$3,155.7	$3,374.9	$12,654.1
Investment securities	2,434.9	938.1	1,757.2	9,635.2	7,901.8	22,667.2
Federal funds sold	12.7					12.7
Total interest- earning assets	8,027.5	1,136.1	2,102.8	12,790.9	11,276.7	35,334.0
Interest-bearing liabilities
Transaction accounts	7,011.5				15,761.9	22,773.4
Time deposits	1,660.2	457.9	755.6	1,059.7		3,933.4
Other borrowed money	1,106.4					1,106.4
Total interest- bearing liabilities	9,778.1	457.9	755.6	1,059.7	15,761.9	27,813.2
Period gap	(1,750.6)	678.2	1,347.2	11,731.2	(4,485.2)	$7,520.8
Cumulative gap	$(1,750.6)	$(1,072.4)	$274.8	$12,006.0	$7,520.8
Cumulative gap as a percentage of total interest-earning assets	(5.0)%	(3.0)%	0.8%	34.0%	21.3%

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

The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 10% of forecasted net income in the first year and within 15% over the two year time frame. The following table illustrates the impact on projected net income at December 31, 2005 and 2004 of a plus 200 and minus 100 basis point change in interest rates.

	Basis Point Change:
	Plus 200	Minus 100
December 31, 2005:
Twelve Months	(6.9)%	3.2%
Twenty Four Months	(3.9)%	0.7%

December 31, 2004:
Twelve Months	4.3%	(4.2)%
Twenty Four Months	9.0%	(9.6)%

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company’s assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company’s assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate plus 200 and minus 100 basis point change in rates. The Company’s ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate plus 200 or minus 100 basis point change would result in the loss of 45% or more of the excess of market value over book value in the current rate scenario. At December 31, 2005, the market value of equity indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of the Company’s assets and liabilities given an immediate plus 200 or minus 100 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company’s core deposits, or the core deposit premium. Utilizing an independent consultant, the Company has completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums. The studies have consistently confirmed management’s assertion that the Company’s core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and duration than the Company’s loans and investment securities. Thus, these core deposit balances provide a natural hedge to market value fluctuations in the Company’s fixed rate assets. At December 31, 2005, the average life of the Company’s core deposit transaction accounts was 16.4 years. The market value of equity model analyzes both sides of the balance sheet and, as indicated below, demonstrates the inherent value of the Company’s core deposits in a rising rate environment. As rates rise, the value of the Company’s core deposits increases which helps offset the decrease in value of the Company’s fixed rate assets. The following table summarizes the market value of equity at December 31, 2005 (in millions, except for per share amounts):

	Market Value of Equity	Per Share

Plus 200 basis point	$7,748	$43.17
Current Rate	$7,715	$42.98
Minus 100 basis point	$6,789	$37.82

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company’s liquidity needs are primarily met by growth in core deposits, its cash position, and cash flow from its amortizing investment and loan portfolios. If necessary, the Company has the ability to generate liquidity through collateralized borrowings, FHLB advances, or the sale of its available for sale investment portfolio. As of December 31, 2005 the Company had in excess of $14.6 billion in immediately available liquidity which includes securities that could be sold or used for collateralized borrowings, cash on hand, and borrowing capacities under existing lines of credit. During 2005, deposit growth and short-term borrowings were used to fund growth in the loan portfolio and purchase additional investment securities.

Other Borrowed Money

Other borrowed money, or short-term borrowings, which consist primarily of securities sold under agreement to repurchase, federal funds purchased, and lines of credit, were used in 2005 to meet short-term liquidity needs. For 2005, short-term borrowings averaged $826.4 million as compared to $465.1 million in 2004. The average rate on the Company’s short-term borrowings was 3.44% and 1.44% during 2005 and 2004, respectively. At December 31, 2005, short-term borrowings included $981.4 million of securities sold under agreements to repurchase at an average rate of 4.31%, compared to $586.2 million at an average rate of 2.28% as of December 31, 2004.

Long-Term Debt

Effective September 14, 2005, the Company redeemed all $200.0 million of its 5.95% Convertible Trust Capital Securities issued through Commerce Capital Trust II, a Delaware business trust, on March 11, 2002. Each outstanding security was converted into 1.8956 shares of the Company’s common stock, resulting in the issuance of approximately 7.6 million shares.

Stockholders’ Equity and Dividends

At December 31, 2005, stockholders’ equity totaled $2.3 billion, up $643.5 million or 39% over stockholders’ equity of $1.7 billion at December 31, 2004. This increase was due to the Company’s net income for the year, shares issued for the redemption of outstanding Convertible Trust Capital Securities and acquisitions, as well as shares issued under the Company’s dividend reinvestment and employee compensation and benefit plans. Stockholders’ equity as a percent of total assets was 6.0% at December 31, 2005 and 5.5% at December 31, 2004.

Capital Resources

Risk-based capital standards issued by bank regulatory authorities in the United States attempt to relate a banking company’s capital to the risk profile of its assets and provide the basis for which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital (as defined in the regulations) of at least 4% and total capital (as defined in the regulations) of at least 8% of risk-adjusted assets (as defined in the regulations).

Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets (as defined in the regulations). The following table provides a comparison of the Company’s risk-based capital ratios and leverage ratio to the minimum regulatory requirements for the periods indicated.

	December 31,		Minimum Regulatory Requirements
	2005	2004	2005	2004
Risk based capital ratios:
Tier 1	11.81%	12.30%	4.00%	4.00%
Total capital	12.58	13.25	8.00	8.00
Leverage ratio	6.04	6.19	4.00	4.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), which became law in December of 1991, requires each federal banking agency including the Board of Governors of the FRB, to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. This law also requires each federal banking agency, including the FRB, to specify, by regulation, the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.”

At December 31, 2005 the Company’s consolidated capital levels and each of the Company’s banking subsidiaries met the regulatory definition of a “well capitalized” financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%.

The Company’s common stock is listed for trading on the New York Stock Exchange under the symbol CBH. The quarterly market price ranges and dividends declared per common share (as adjusted for the two-for-one stock split effective March 7, 2005) for each of the last two years are shown in the table below. As of January 26, 2006, there were approximately 53,000 holders of record of the Company’s common stock.

Common Share Data
	Market Prices		Dividends Declared
	High	Low	Per Share
2005 Quarter Ended
December 31	$35.29	$28.08	$0.1200
September 30	35.29	30.05	0.1100
June 30	31.81	27.17	0.1100
March 31	32.47	28.34	0.1100

2004 Quarter Ended
December 31	$32.20	$28.16	$0.1100
September 30	28.18	24.12	0.0950
June 30	33.39	27.51	0.0950
March 31	32.94	26.58	0.0950

The Company offers a Dividend Reinvestment and Stock Purchase Plan by which dividends on the Company’s common stock and optional monthly cash payments may be invested in the Company’s common stock at a 3% discount (subject to change) to the market price and without payment of brokerage commissions.

Off-Balance Sheet Arrangements

In the normal course of business, the Company has various outstanding commitments to extend credit, such as letters of credit, which are not reflected in the accompanying financial statements. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies. See Note 12 - Commitments, Letters of Credit and Guarantees of the Notes to Consolidated Financial Statements, which appear elsewhere herein.

Contractual Obligations and Commitments

As disclosed in the Notes to Consolidated Financial Statements, which appears elsewhere herein, the Company has certain obligations and commitments to make future payments under contracts. At December 31, 2005, the aggregate contractual obligations and commitments are shown in the following table.

Contractual Obligations	Payments Due By Period
	One Year or Less	One to Three Years	Three to Five Years	Beyond Five Years	Total
(dollars in millions)
Deposits without a stated maturity	$9,417.4			$21,375.9	$30,793.3
Time deposits	2,873.7	$924.6	$135.1		3,933.4
Other borrowed money	1,106.4				1,106.4
Operating leases	51.2	101.1	102.1	519.4	773.8
Total	$13,448.7	$1,025.7	$237.2	$21,895.3	$36,606.9

Commitments	Expiration by Period
	One Year or Less	One to Three Years	Three to Five Years	Beyond Five Years	Total
(dollars in millions)
Standby letters of credit	$356.8	$274.4	$273.8	$9.1	$914.1
Lines of credit	2,114.9	294.9	237.5	62.1	2,709.4
Commitments to extend credit:
Construction	292.1	320.8	3.3	9.2	625.4
Home equity	77.2	154.3	154.3	771.6	1,157.4
Other	423.1	300.6	27.8	33.3	784.8
Total	$3,264.1	$1,345.0	$696.7	$885.3	$6,191.1

Related Parties

The Company engaged in certain activities with entities that would be considered related parties. Management believes disbursements made to related parties were substantially equivalent to those that would have been paid to unaffiliated companies for similar goods and services (further discussed in Note 4 - Loans and Note 7 - Bank Premises, Equipment, and Leases of the Notes to Consolidated Financial Statements, which appear elsewhere herein).

Recent Accounting Statements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123). FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and amends FASB Statement No. 95, “Statement of Cash Flows” (FAS 95). FAS 123R requires all share-based payments to employees to be recognized in the income statement based on their fair values and no longer allows pro forma disclosure as an alternative to reflecting the impact of share-based payments on net income and earnings per share. The implementation date of FAS 123R was subsequently delayed to fiscal years beginning after June 15, 2005. Through December 31, 2005, the Company accounted for share-based payments to employees using APB 25’s intrinsic value method and therefore did not typically recognize compensation expense for employee stock options. Accordingly, the adoption of FAS 123R will impact the Company’s financial results. Had the Company adopted FAS 123R in prior periods, the impact would have approximated the impact of FAS 123 as disclosed in Note 1 - Significant Accounting Policies of the Notes to Consolidated Financial Statements, which appears elsewhere herein. The Company adopted FAS 123R on January 1, 2006 using the modified prospective method.

In anticipation of the adoption of FAS 123R, during December 2005 the Company accelerated all outstanding unvested stock options awarded prior to July 1, 2005. The purpose of the acceleration was to eliminate compensation expense associated with these options in future periods. As a result of the acceleration, options to purchase approximately 10.6 million shares of common stock became immediately exercisable. The Company recorded a one-time charge of approximately $1.9 million related to the acceleration.

Results of Operations - 2004 versus 2003

Net income for 2004 was $273.4 million compared to $194.3 million in 2003. Diluted net income per common share was $1.63 compared to $1.29 per common share for the prior year.

Net interest income on a tax-equivalent basis for 2004 amounted to $1.0 billion, an increase of $264.7 million, or 34% over 2003.

Interest income on a tax-equivalent basis increased $325.4 million or 35% to $1.3 billion in 2004. This increase was primarily related to volume increases in the loan and investment portfolios. Interest expense for 2004 increased $60.7 million to $220.5 million from $159.8 million in 2003. This increase was primarily related to increases in the Company’s average deposit balances.

During 2004, the Company recorded provisions of $39.2 million to the allowance for credit losses compared to $31.9 million for 2003. At December 31, 2004, the allowance aggregated $135.6 million or 1.43% of total loans. Despite the $23.6 million increase in the allowance level during 2004, the allowance as a percentage of total loans decreased primarily due to significant growth in the loan portfolio during the same period.

For 2004, noninterest income totaled $375.1 million, an increase of $42.6 million or 13% from 2003. The growth in noninterest income was primarily reflected in increased deposit and service fees, offset by a decrease in other operating income. Deposit charges and service fees increased $57.4 million, or 36%, over 2003 due primarily to higher transaction volumes. Other operating income, which includes the Company’s insurance and capital markets divisions, decreased by $13.6 million, or 8%. The capital markets division recorded decreased revenues of $14.5 million or 34%, due to the exit from one of its business lines as well as reduced trading results. In addition, loan brokerage fees decreased $14.0 million year-over-year due to a reduction of mortgage refinance activity.

Noninterest expenses totaled $938.8 million for 2004, an increase of $175.4 million, or 23% over 2003. Contributing to this increase was the addition of 49 new stores. With the addition of these new stores, staff, facilities, marketing, and related expenses rose accordingly. Salaries and benefits had the largest increase of $76.2 million during 2004. Other noninterest expenses rose $44.8 million to $194.9 million in 2004. This increase included increased bank-card related service charges of $10.3 million, increased business development expenses of $4.6 million and increased professional services/insurance expenses of $15.9 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; Interest Rate Sensitivity and Liquidity included elsewhere herein.

Commerce Bancorp, Inc.
Report on Management’s Assessment of Internal Control Over Financial Reporting

Commerce Bancorp, Inc.’s management is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.

We, as management of Commerce Bancorp, Inc., are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a - 15(f). Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified.

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

We did not assess the effectiveness of internal control over financial reporting of Palm Beach County Bank because of the timing of the acquisition. The acquisition of Palm Beach County Bank, which closed on December 5th, 2005, was not material to the 2005 consolidated financial statements.

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2005, based on the Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a - 15(f), was effective and met the criteria of the Internal Control - Integrated Framework. Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, which is included herein.

/s/ Vernon W. Hill, II
Vernon W. Hill, II
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas J. Pauls
Douglas J. Pauls
Senior Vice President and Chief Financial Officer
March 10, 2006	(Principal Financial and Accounting Officer)

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Effectiveness of Internal Control Over Financial Reporting

Audit Committee of the Board of Directors and the Stockholders of Commerce Bancorp, Inc.

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that Commerce Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Commerce Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Report on Management's Assessment of Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Palm Beach County Bank, which is included in the 2005 consolidated financial statements of Commerce Bancorp, Inc. and constituted approximately $335 million and $21 million of total and net assets, respectively, as of December 31, 2005 and approximately $2.1 million and $0.5 million of interest income and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at this entity because of the timing of this purchase, which was completed on December 5, 2005. Management also indicated that the acquisition was not material to the 2005 consolidated financial statements of Commerce Bancorp, Inc. Our audit of internal control over financial reporting of Commerce Bancorp, Inc. also did not include an evaluation of the internal control over financial reporting of Palm Beach County Bank.

In our opinion, management’s assessment that Commerce Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Commerce Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Commerce Bancorp, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Commerce Bancorp, Inc. and our report dated March 10, 2006, expressed an unqualified opinion thereon.

Ernst & Young LLP

Philadelphia, Pennsylvania
March 10, 2006

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statements

Audit Committee of the Board of Directors and the Stockholders of Commerce Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Commerce Bancorp, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Bancorp, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Commerce Bancorp, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Philadelphia, Pennsylvania
March 10, 2006

Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets

		December 31
	(dollars in thousands)	2005	2004
Assets	Cash and due from banks	$1,284,064	$1,050,806
	Federal funds sold	12,700
	Cash and cash equivalents	1,296,764	1,050,806
	Loans held for sale	30,091	44,072
	Trading securities	143,016	169,103
	Securities available for sale	9,518,821	8,044,150
	Securities held to maturity	13,005,364	10,463,658
	(market value 2005 - $12,758,552; 2004 - $10,430,451)
	Loans	12,658,652	9,454,611
	Less allowance for loan and lease losses	133,664	135,620
		12,524,988	9,318,991
	Bank premises and equipment, net	1,378,786	1,059,519
	Goodwill and other intangible assets	106,926	9,268
	Other assets	461,281	342,078
	Total assets	$38,466,037	$30,501,645
Liabilities	Deposits:
	Demand:
	Noninterest-bearing	$8,019,878	$6,406,614
	Interest-bearing	13,286,678	11,604,066
	Savings	9,486,712	6,490,263
	Time	3,933,445	3,157,942
	Total deposits	34,726,713	27,658,885

	Other borrowed money	1,106,443	661,195
	Other liabilities	323,708	315,860
	Long-term debt		200,000
	Total liabilities	36,156,864	28,835,940
Stockholders' Equity	Common stock, 179,498,717 shares issued (160,635,618 shares in 2004)	179,499	160,636
	Capital in excess of par value	1,450,843	951,476
	Retained earnings	750,710	543,978
	Accumulated other comprehensive (loss) income	(59,169)	20,953
		2,321,883	1,677,043
	Less treasury stock, at cost, 837,338 shares (795,610 shares in 2004)	12,710	11,338
	Total stockholders' equity	2,309,173	1,665,705
	Total liabilities and stockholders' equity	$38,466,037	$30,501,645
	See accompanying notes.

Consolidated Statements of Income

		Year Ended December 31,
	(dollars in thousands, except per share amounts)	2005	2004	2003
Interest	Interest and fees on loans	$680,552	$483,186	$391,361
Income	Interest on investment securities	981,420	754,202	524,015
	Other interest	3,272	903	255
	Total interest income	1,665,244	1,238,291	915,631

Interest	Interest on deposits:
Expense	Demand	252,674	95,253	50,711
	Savings	123,419	46,680	27,596
	Time	98,780	59,808	66,115
	Total interest on deposits	474,873	201,741	144,422
	Interest on other borrowed money	28,410	6,685	3,263
	Interest on long-term debt	8,379	12,080	12,080
	Total interest expense	511,662	220,506	159,765

	Net interest income	1,153,582	1,017,785	755,866
	Provision for credit losses	19,150	39,238	31,850
	Net interest income after provision for credit losses	1,134,432	978,547	724,016
Noninterest	Deposit charges and service fees	282,692	218,126	160,678
Income	Other operating income	174,132	154,306	167,949
	Net investment securities (losses) gains	(14,030)	2,639	3,851
	Total noninterest income	442,794	375,071	332,478

Noninterest	Salaries and benefits	526,428	431,144	354,954
Expense	Occupancy	165,077	121,210	95,926
	Furniture and equipment	126,986	109,242	89,162
	Office	55,833	46,025	39,190
	Marketing	37,261	36,236	34,075
	Other	234,795	194,921	150,085
	Total noninterest expense	1,146,380	938,778	763,392
	Income before income taxes	430,846	414,840	293,102
	Provision for federal and state income taxes	147,907	141,422	98,815
	Net income	$282,939	$273,418	$194,287

	Net income per common and common equivalent share:
	Basic	$1.70	$1.74	$1.36
	Diluted	$1.61	$1.63	$1.29
	Average common and common equivalent shares outstanding:
	Basic	165,974	156,625	142,169
	Diluted	179,135	172,603	156,507
	Dividends declared, common stock	$0.45	$0.40	$0.34
	See accompanying notes.

Consolidated Statements of Cash Flows

		Year Ended December 31,
	(dollars in thousands)	2005	2004	2003
Operating	Net income	$282,939	$273,418	$194,287
Activities	Adjustments to reconcile net income to net cash
	provided by operating activities:
	Provision for credit losses	19,150	39,238	31,850
	Provision for depreciation, amortization and accretion	163,502	133,535	132,432
	Loss (gains) on sales of securities	14,030	(2,639)	(3,851)
	Proceeds from sales of loans held for sale	1,001,884	750,854	1,554,440
	Originations of loans held for sale	(738,402)	(752,157)	(1,500,289)
	Net decrease in trading securities	26,087	1,355	156,021
	Increase in other assets	(78,898)	(58,429)	(30,489)
	Increase (decrease) in other liabilities	32,666	82,851	(55,229)
	Deferred income tax (benefit) expense	(17,612)	16,005	15,417
	Net cash provided by operating activities	705,346	484,031	494,589

Investing	Proceeds from the sales of securities available for sale	3,722,875	2,119,230	4,864,321
Activities	Proceeds from the sales of securities held to maturity		125,580
	Proceeds from the maturity of securities available for sale	2,732,109	3,876,918	4,828,747
	Proceeds from the maturity of securities held to maturity	2,627,750	1,019,449	613,848
	Purchase of securities available for sale	(8,046,583)	(9,304,341)	(12,777,850)
	Purchase of securities held to maturity	(5,191,021)	(3,203,025)	(2,342,384)
	Net increase in loans	(3,160,857)	(2,029,710)	(1,628,513)
	Capital expenditures	(424,476)	(339,956)	(300,335)
	Cash acquired in purchase acquisition	5,664
	Net cash used by investing activities	(7,734,539)	(7,735,855)	(6,742,166)

Financing	Net increase in demand and savings deposits	6,138,554	7,129,650	5,631,174
Activities	Net increase (decrease) in time deposits	626,949	(172,165)	521,385
	Net increase (decrease) in other borrowed money	445,248	349,685	(80,131)
	Dividends paid	(72,363)	(59,205)	(46,525)
	Issuance of common stock			208,825
	Redemption of long term debt	(57,255)
	Proceeds from issuance of common stock under
	dividend reinvestment and other stock plans	194,022	146,057	116,908
	Other	(4)	(1,484)	(5,401)
	Net cash provided by financing activities	7,275,151	7,392,538	6,346,235

	Increase in cash and cash equivalents	245,958	140,714	98,658
	Cash and cash equivalents at beginning of year	1,050,806	910,092	811,434
	Cash and cash equivalents at end of year	$1,296,764	$1,050,806	$910,092

	Supplemental disclosures of cash flow information:
	Cash paid during the year for:
	Interest	$506,574	$218,986	$161,637
	Income taxes	151,757	127,538	62,569
	Other noncash activities:
	Transfer of loans to held for sale	249,500
	Transfer of securities to securities held to maturity		5,919,301
	Fair value of non-cash net assets acquired:
	Assets acquired	380,191
	Liabilities assumed	366,160
	See accompanying notes.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2005, 2004 and 2003
(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Compre-hensive Income (Loss)	Total
Balances at December 31, 2002	$136,086	$470,752	$199,604	$(2,046)	$113,614	$918,010
Net income			194,287			194,287
Other comprehensive loss, net of tax
Unrealized loss on securities (pre-tax $146,701)					(93,273)	(93,273)
Reclassification adjustment (pre-tax $36,988)					(24,043)	(24,043)
Other comprehensive loss						(117,316)
Total comprehensive income						76,971
Cash dividends			(46,525)			(46,525)
Shares issued under dividend reinvestment and
compensation and benefit plans (7,564 shares)	7,564	109,344				116,908
Common stock issued (10,000 shares)	10,000	198,825				208,825
Acquisition of insurance brokerage agency (88 shares)	88	1,804				1,892
Other	1	8,500	(1)	(7,293)		1,207
Balances at December 31, 2003	$153,739	$789,225	$347,365	$(9,339)	$(3,702)	$1,277,288
Net income			273,418			273,418
Other comprehensive income, net of tax
Unrealized gain on securities (pre-tax $3,222)					1,465	1,465
Reclassification adjustment (pre-tax $35,677)					23,190	23,190
Other comprehensive income						24,655
Total comprehensive income						298,073
Cash dividends			(62,258)			(62,258)
Shares issued under dividend reinvestment and
compensation and benefit plans (6,898 shares)	6,898	139,159				146,057
Other	(1)	23,092	(14,547)	(1,999)		6,545
Balances at December 31, 2004	$160,636	$951,476	$543,978	$(11,338)	$20,953	$1,665,705
Net income			282,939			282,939
Other comprehensive loss, net of tax
Unrealized loss on securities (pre-tax $136,027)					(85,768)	(85,768)
Reclassification adjustment (pre-tax $8,686)					5,646	5,646
Other comprehensive loss						(80,122)
Total comprehensive income						202,817
Cash dividends			(76,203)			(76,203)
Shares issued under dividend reinvestment and
compensation and benefit plans (7,933 shares)	7,933	185,144				193,077
Shares issued upon redemption of Convertible Trust
Capital Securities (7,576 shares)	7,576	187,493				195,069
Acquisition of Palm
Beach County Bank (3,325 shares)	3,325	109,309				112,634
Acquisition of insurance brokerage agency (29 shares)	29	797				826
Other		16,624	(4)	(1,372)		15,248
Balances at December 31, 2005	$179,499	$1,450,843	$750,710	$(12,710)	$(59,169)	$2,309,173
See accompanying notes.

1.	Significant Accounting Policies	Basis of Presentation
The consolidated financial statements include the accounts of Commerce Bancorp, Inc. (the Company) and its consolidated subsidiaries. All material intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with the current year presentation.

The Company is a multi-bank holding company headquartered in Cherry Hill, New Jersey, operating primarily in the metropolitan New York, metropolitan Philadelphia, metropolitan Washington, D.C. and Southeast Florida markets. Through its subsidiaries, the Company provides retail and commercial banking services, corporate trust services, insurance brokerage services, and certain securities services.

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

Business Combinations

Business combinations are accounted for under the purchase method of accounting. Under the purchase method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the income statement from the date of acquisition.

Cash and Cash Equivalents
Cash and cash equivalents are defined as short-term investments, which have an original maturity of three months or less and are readily convertible into cash.

Investment Securities

Investment securities are classified as held to maturity when the Company has the intent and ability to hold those securities to maturity. Securities held to maturity are stated at cost and adjusted for accretion of discounts and amortization of premiums.

Those securities that could be sold in response to changes in market interest rates, prepayment risk, the Company's income tax position, the need to increase regulatory capital, or similar other factors are classified as available for sale. Available for sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for accretion of discounts and amortization of premiums. Realized gains and losses are determined on the specific identification method and are included in noninterest income.

The Company reviews the fair value of the investment portfolio and evaluates individual securities for declines in fair value that may be other than temporary. If declines are deemed other than temporary, an impairment loss is recognized and the security is written down to its current fair value.

Commerce Capital Markets, Inc. (CCMI) maintains a portfolio of trading account securities, which are carried at market. Gains and losses, both realized and unrealized, are included in other operating income. Trading gains of $2.1 million, $4.4 million, and $13.0 million were recorded in 2005, 2004, and 2003, respectively, including an unrealized gain of $54,000 and an unrealized loss of $85,000 at December 31, 2005 and 2004, respectively.

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

Notes to Consolidated Financial Statements

Loans are placed on a non-accrual status and cease accruing interest when loan payment performance is deemed unsatisfactory. However, all loans past due 90 days are placed on non-accrual status, unless the loan is both well secured and in the process of collection.

Allowance for Credit Losses

The Company maintains an allowance for losses inherent in the loan and lease portfolio and an allowance for losses on unfunded credit commitments. During 2005, the Company reclassified the allowance related to losses on unfunded credit commitments out of the allowance for loan and lease losses to other liabilities. Prior to 2005, the Company included the portion of the allowance related to unfunded credit commitments in its allowance for loan and lease losses. The allowance for credit losses is increased by provisions charged to expense and reduced by charge-offs net of recoveries. The level of the allowance for loan and lease losses is based on an evaluation of individual large classified loans and nonaccrual loans, estimated losses based on risk characteristics of loans in the portfolio and other qualitative factors. The level of the allowance for losses on unfunded credit commitments is based on a risk characteristic methodology similar to that used in determining the allowance for loan and lease losses, taking into consideration the probability of funding these commitments. While the allowance for credit losses is maintained at a level considered to be adequate by management for estimated credit losses, determination of the allowance is inherently subjective, as it requires estimates that may be susceptible to significant change.

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

Bank Premises and Equipment

Bank premises and equipment are carried at cost less accumulated depreciation. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets for financial reporting purposes, and accelerated methods for income tax purposes. The estimated useful lives range from 15 to 40 years for buildings, 3 to 5 years for furniture, fixtures and equipment and the shorter of the lease terms or the estimated useful lives of leasehold improvements. When capitalizing costs for store construction, the Company includes the costs of purchasing the land, developing the site, constructing the building (or leasehold improvements if the property is leased), and furniture, fixtures and equipment necessary to equip the store. Depreciation charges commence the month in which the store opens. All other pre-opening and post-opening costs related to stores are expensed as incurred.

Other Real Estate (ORE)

Real estate acquired in satisfaction of a loan is reported in other assets at the lower of cost or fair value less disposition costs. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to ORE and recorded at the lower of cost or fair value less disposition costs based on their appraised value at the date actually or constructively received. Losses arising from the acquisition of such property are charged against the allowance for loan and lease losses. Subsequent adjustments to the carrying values of ORE properties are charged to operating expense. Included in other noninterest expense is $851,000, $916,000, and $357,000 related to ORE expenses for 2005, 2004, and 2003, respectively.

Other Investments

The Company makes investments directly in low-income housing tax credit (LIHTC) operating partnerships, private venture capital funds and Small Business Investment Companies (SBIC). At December 31, 2005 and 2004, the Company’s investment in these entities totaled $53.5 million and $46.8 million, respectively. The majority of these investments are accounted for under the equity method of accounting.

Notes to Consolidated Financial Statements

Goodwill and Other Intangible Assets

Goodwill, the excess of cost over fair value of net assets acquired, amounted to $96.9 million and $5.5 million at December 31, 2005 and 2004, respectively. Goodwill is not amortized into net income but rather is tested at least annually for impairment. Other intangible assets, which include core deposit intangibles, totaled $10.0 million and $3.8 million at December 31, 2005 and 2004, respectively. These amounts are amortized over their estimated useful lives, generally 10-15 years, and also continue to be subject to impairment testing.

Amortization expense of other intangible assets amounted to $614,000, $591,000, and $583,000 for 2005, 2004, and 2003, respectively. The estimated amortization expense for the next five years is $1.2 million per year.

Advertising Costs
Advertising costs are expensed as incurred.

Income Taxes
The provision for income taxes is based on current taxable income. Deferred income taxes are provided on temporary differences between amounts reported for financial statement and tax purposes.

Restriction on Cash and Due From Banks

The Company's banking subsidiaries are required to maintain reserve balances with the Federal Reserve Bank. The weighted average amount of the reserve balances for 2005 and 2004 were approximately $138.4 million and $110.8 million, respectively.

Derivative Financial Instruments

As part of CCMI’s broker-dealer activities, CCMI maintains a trading securities portfolio for distribution to customers in order to meet those customers’ needs. Derivative instruments, primarily interest rate futures and options, are used in order to reduce the exposure to interest rate risk relating to the trading portfolio. These contracts are carried at fair value with changes in fair value included in other operating income and recorded in the same period as changes in fair value of the trading portfolio. As an accommodation to its loan customers, the Company enters into interest rate swap agreements. The Company minimizes its risk by matching these positions with a counterparty. These swaps are carried at fair value with changes in fair value included in noninterest income.

Recent Accounting Statements

In November 2005, the Financial Accounting Standards Board (FASB) issued Staff Position 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1 and 124-1). FSP 115-1 and 124-1 provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP 115-1 and 124-1 also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 is effective for reporting periods beginning after December 15, 2005. The Company does not believe the adoption of FSP 115-1 and 124-1 will have a material impact on its results of operations.

In June 2005, the EITF reached a consensus on Issue 05-6, “Determining the Amortization Period for Leasehold Improvements” (Issue 05-6). Issue 05-6 requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. The consensus should be applied prospectively to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of Issue 05-6 did not have a material impact on the Company's results of operations.

Notes to Consolidated Financial Statements

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (FAS 154). FAS 154 requires retrospective application for the reporting of voluntary changes in accounting principles and changes required by an accounting pronouncement when transition provisions are not specified. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of FAS 154 will have a material impact on its results of operations.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123). FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and amends FASB Statement No. 95, “Statement of Cash Flows” (FAS 95). FAS 123R requires all share-based payments to employees to be recognized in the income statement based on their fair values and no longer allows pro forma disclosure as an alternative to reflecting the impact of share-based payments on net income and net income per share. The implementation date of FAS 123R was subsequently delayed to fiscal years beginning after June 15, 2005.

The Company will adopt FAS 123R on January 1, 2006 using the modified prospective method, which recognizes compensation cost beginning with the effective date of adoption for all share-based payments granted after the effective date and all awards granted prior to the effective date, but that remain unvested on the effective date.

Through December 31, 2005, the Company accounted for share-based payments to employees using APB 25’s intrinsic value method and therefore did not typically recognize compensation expense for employee stock options. Accordingly, the adoption of FAS 123R will impact the Company’s financial results. Had the Company adopted FAS 123R in prior periods, the impact would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and pro forma net income per share below (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003

Reported net income	$282,939	$273,418	$194,287
Less: Stock option compensation expense
determined under fair value method, net of tax	(55,541)	(11,849)	(10,048)

Pro forma net income, basic	227,398	261,569	184,239

Add: Interest expense on Convertible Trust
Capital Securities, net of tax	5,446	7,852	7,852

Pro forma net income, diluted	$232,844	$269,421	$192,091

Reported net income per share:
Basic	$1.70	$1.74	$1.36
Diluted	1.61	1.63	1.29

Pro forma net income per share:
Basic	$1.37	$1.67	$1.30
Diluted	1.30	1.56	1.23

On December 8, 2005, the Company’s board of directors approved the acceleration of vesting of all outstanding unvested stock options awarded prior to July 1, 2005 to employees and directors. This acceleration was effective as of December 16, 2005. As a result of the acceleration, options to purchase approximately 10.6 million shares of common stock became immediately exercisable. The effect of the acceleration, approximately $41.0 million, net of tax, is reflected in the 2005 pro forma amounts above. The purpose of the acceleration was to eliminate future compensation expense that otherwise would have been recognized in the consolidated statement of operations with respect to these options when FAS 123R is adopted in January 2006.

Notes to Consolidated Financial Statements

The fair value of options granted in 2005, 2004, and 2003 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3.00% to 4.05%, dividend yields of 1.33% to 1.50%, volatility factors of the expected market price of the Company’s common stock of .255 to .304, and weighted average expected lives of the options of 5.22 to 5.27 years.

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
On December 5, 2005, the Company completed the acquisition of Palm Beach County Bank (PBCB), based in West Palm Beach, Florida. PBCB was a privately held bank with approximately $370.0 million in assets and seven retail stores. The Company issued approximately 3.3 million shares of common stock in exchange for the outstanding PBCB shares. The purchase price was approximately $110.0 million based on the value of common stock exchanged. In connection with the acquisition, the Company recorded $90.9 million of goodwill and $6.0 million of core deposit intangible. The core deposit intangible is being amortized over ten years, the estimated useful life, on a straight-line basis.

On December 30, 2005, the Company entered into an agreement to acquire eMoney Advisors, Inc. (eMoney), a leading provider of web enabled wealth and financial planning solutions. The acquisition closed on February 1, 2006. The Company issued approximately 900,000 shares of common stock in exchange for the outstanding eMoney shares.

3.	Investment Securities	A summary of the amortized cost and market value of securities available for sale and securities held to maturity (in thousands) at December 31, 2005 and 2004 follows:

	December 31,
	2005				2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Government agency and mortgage-backed obligations	$9,529,645	$5,779	$(112,946)	$9,422,478	$7,884,113	$40,141	$(21,438)	$7,902,816
Obligations of state and political subdivisions	59,517	41	(431)	59,127	87,605	305		87,910
Equity securities	9,679	13,093		22,772	10,129	13,174		23,303
Other	14,330	116	(2)	14,444	29,312	809		30,121
Securities available for sale	$9,613,171	$19,029	$(113,379)	$9,518,821	$8,011,159	$54,429	$(21,438)	$8,044,150
U.S. Government agency and mortgage-backed obligations	$12,415,587	$5,191	$(252,231)	$12,168,547	$9,967,041	$43,982	$(81,028)	$9,929,995
Obligations of state and political subdivisions	490,257	1,216	(988)	490,485	398,963	3,867	(28)	402,802
Other	99,520			99,520	97,654			97,654
Securities held to maturity	$13,005,364	$6,407	$(253,219)	$12,758,552	$10,463,658	$47,849	$(81,056)	$10,430,451

The Company’s investment portfolio consists primarily of U.S. Government agency and mortgage-backed obligations. These securities have little, if any, credit risk since they are either backed by the full faith and credit of the U.S. Government, or are guaranteed by an agency of the U.S. Government, or are AAA rated.

Notes to Consolidated Financial Statements

The amortized cost and estimated market value of investment securities (in thousands) at December 31, 2005, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because obligors have the right to repay obligations without prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$91,515	$91,543	$467,471	$466,936
Due after one year through five years	2,185	2,187	441,252	425,483
Due after five years through ten years	470,587	466,934	752,701	745,490
Due after ten years	86,031	85,296	138,992	139,169
Mortgage-backed securities	8,953,174	8,850,089	11,204,948	10,981,474
Equity securities	9,679	22,772
	$9,613,171	$9,518,821	$13,005,364	$12,758,552

Proceeds from sales of securities available for sale during 2005, 2004 and 2003 were $3.7 billion, $2.1 billion and $4.9 billion, respectively. Gross gains of $12.5 million, $16.7 million and $32.6 million were realized on the sales in 2005, 2004, and 2003, respectively, and gross losses of $26.6 million, $14.1 million and $28.8 million were realized in 2005, 2004 and 2003, respectively.

At December 31, 2005 and 2004, investment securities with a carrying value of $7.8 billion and $6.2 billion, respectively, were pledged to secure deposits of public funds.

The unrealized losses and related fair value of investments with unrealized losses less than 12 months and those with unrealized losses 12 months or longer (in thousands) as of December 31, 2005 are shown below.

	Less than 12 months		12 months or more		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Government agency and mortgage- backed obligations	$5,886,263	$77,291	$1,674,800	$35,655	$7,561,063	$112,946
Obligations of state and political subdivisions/other	54,538	433			54,538	433
Securities available for sale	$5,940,801	$77,724	$1,674,800	$35,655	$7,615,601	$113,379

Held to maturity:
U.S. Government agency and mortgage- backed obligations	$7,230,081	$113,871	$4,185,613	$138,360	$11,415,694	$252,231
Obligations of state and political subdivisions/other	284,722	912	3,174	76	287,896	988
Securities held to maturity	$7,514,803	$114,783	$4,188,787	$138,436	$11,703,590	$253,219

As described in Note 1 - Significant Accounting Policies, the Company reviews the investment securities portfolio to determine if other-than-temporary impairment has occurred. Management does not believe any individual unrealized loss as of December 31, 2005 represents an other-than-temporary impairment. The unrealized losses on these securities are caused by the changes in general market interest rates and not by material changes in the credit characteristics of the investment securities portfolio. The duration and average life of securities with unrealized losses at December 31, 2005 was 3.42 years and 5.82 years, respectively.

During 2005, $1.0 billion of securities were sold which had unrealized losses at December 31, 2004. Gross gains and losses on these securities were $246 thousand and $20.0 million, respectively.

Notes to Consolidated Financial Statements
4.	Loans	The following is a summary of loans outstanding (in thousands) at December 31, 2005 and 2004:

	December 31,
	2005	2004
Commercial:
Term	$1,781,148	$1,283,476
Line of credit	1,517,347	1,168,542
	3,298,495	2,452,018

Owner-occupied	2,402,300	1,998,203

Consumer:
Mortgages (1-4 family residential)	2,000,309	1,340,009
Installment	211,332	132,646
Home equity	2,353,581	1,799,841
Credit lines	100,431	69,079
	4,665,653	3,341,575

Commercial real estate:
Investor developer	2,001,674	1,455,891
Construction	290,530	206,924
	2,292,204	1,662,815
	$12,658,652	$9,454,611

Loans to executive officers and directors of the Company and its subsidiaries, and companies with which they are associated, are made in the ordinary course of business and on substantially the same terms as comparable unrelated transactions. The following table summarizes the Company’s related party loans (in millions) at December 31, 2005 and 2004:

	December 31,
	2005	2004

Executive officers	$2.2	$1.6
Bancorp directors	4.4	6.4
	$6.6	$8.0

In addition, the Company had loans to directors of its subsidiary banks totaling $4.6 million and $89.8 million at December 31, 2005 and 2004, respectively. The decrease in outstanding loans is due to the consolidation of two subsidiary banks and the elimination of the respective boards of directors during 2005.

In addition to the services referenced in Note 7 - Bank Premises, Equipment, and Leases, the Company purchased goods and services, including legal services, from related parties. Such disbursements aggregated $1.4 million, $1.9 million, and $1.2 million, in 2005, 2004, and 2003, respectively. Management believes disbursements made to related parties were substantially equivalent to those that would have been paid to unaffiliated companies for similar goods and services.

Notes to Consolidated Financial Statements

5.	Allowance for Credit Losses	The following is an analysis of changes in the allowance for credit losses (in thousands) for 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003

Balance, January 1	$135,620	$112,057	$90,733
Provision charged to operating expense	19,150	39,238	31,850
Recoveries of loans previously charged off	5,192	2,175	1,264
Loan charge-offs	(20,992)	(17,850)	(11,790)
Allowance for credit losses acquired bank	2,494
Balance, December 31	$141,464	$135,620	$112,057
Amount reclassified as allowance for unfunded
credit commitments	7,800
Allowance for loan and lease losses	$133,664	$135,620	$112,057

During 2005, the Company reclassified $7.8 million of the allowance related to unfunded credit commitments out of the allowance for loan and lease losses to other liabilities. Prior to 2005, the Company included the portion of the allowance related to unfunded credit commitments in its allowance for loan and lease losses. Because of this reclassification, the Company now refers to its allowance for loan and lease losses and its liability for unfunded credit commitments as the allowance for credit losses.

6.	Non- Performing Loans and Other Real Estate
Total non-performing loans (non-accrual and restructured loans) were $34.8 million and $32.8 million at December 31, 2005 and 2004, respectively. Non-performing loans of $748 thousand and $2.0 million were transferred to other real estate during 2005 and 2004, respectively. Other real estate ($279 thousand and $626 thousand at December 31, 2005 and 2004, respectively) is included in other assets.

At December 31, 2005 and 2004, the recorded investment in loans considered to be impaired under FASB Statement No. 114 "Accounting by Creditors for Impairment of a Loan" totaled $26.0 million and $13.4 million, respectively, all of which are included in non-performing loans. The reserve for loan and lease losses related to impaired loans totaled approximately $6.6 million and $4.1 million at December 31, 2005 and 2004, respectively. As permitted, all homogenous smaller balance consumer, commercial and residential mortgage loans are excluded from individual review for impairment. The majority of impaired loans were measured using the fair market value of collateral.

Impaired loans averaged approximately $25.6 million and $14.5 million during 2005 and 2004, respectively. Interest income of approximately $2.8 million, $2.9 million, and $1.9 million would have been recorded on non-performing loans (including impaired loans) in accordance with their original terms in 2005, 2004, and 2003, respectively. Actual interest income recorded on these loans amounted to $809 thousand, $1.1 million, and $418 thousand during 2005, 2004, and 2003, respectively.

7.	Bank Premises, Equipment, and Leases	A summary of bank premises and equipment (in thousands) is as follows:

	December 31,
	2005	2004
Land	$297,644	$239,639
Buildings	570,905	444,152
Leasehold improvements	207,193	161,220
Furniture, fixtures and equipment	541,106	433,581
Leased property under capital leases	124	124
	1,616,972	1,278,716
Accumulated depreciation and amortization	(437,247)	(328,831)
	1,179,725	949,885
Premises and equipment in progress	199,061	109,634
	$1,378,786	$1,059,519

Notes to Consolidated Financial Statements

The Company has certain operating leases for land and bank premises with related parties. Rents paid under these agreements represent market rates, are supported by independent appraisals and approved by the independent members of the Board of Directors. The aggregate annual rental under these leases was approximately $1.9 million, $1.7 million, and $1.9 million in 2005, 2004, and 2003, respectively. These leases expire periodically beginning in 2008 but are renewable through 2042.

Total rent expense charged to operations under operating leases was approximately $60.0 million in 2005, $40.1 million in 2004, and $33.7 million in 2003. Total depreciation expense charged to operations was $112.5 million, $91.9 million and $69.7 million in 2005, 2004 and 2003, respectively.

The future minimum rental commitments, by year, under the non-cancelable leases, including escalation clauses, are as follows (in thousands) at December 31, 2005:

Operating
2006	$51,173
2007	50,271
2008	50,846
2009	50,256
2010	51,905
Later years	519,371
Net minimum lease payments	$773,822

The Company has obtained architectural design and facilities management services for over 25 years from a business owned by the spouse of the Chairman of the Board of the Company. The Company spent $7.5 million, $6.5 million, and $6.4 million in 2005, 2004, and 2003, respectively, for such services and related costs. Additionally, the business received additional revenues for project management of approximately $0.1 million and $3.8 million in 2004 and 2003, respectively, on furniture and facility purchases made directly by the Company. In 2003, the Board approved the transfer, without cost, into the Company of the project management services, which was completed during 2004. The business will continue to provide architectural and design services to the Company. Management believes these disbursements were substantially equivalent to those that would have been paid to unaffiliated companies for similar services. The Board of Directors believes this arrangement has been an important factor in the success of the Commerce brand.

8.	Deposits	The aggregate amount of time certificates of deposits in denominations of $100,000 or more was $2.1 billion and $1.8 billion at December 31, 2005 and 2004, respectively.

9. 9.	Other Borrowed Money
Other borrowed money consists primarily of securities sold under agreements to repurchase, federal funds purchased, and lines of credit. The following table represents information for other borrowed money (in thousands) at December 31, 2005 and 2004:

	December 31,
	2005		2004
	Amount	Average Rate	Amount	Average Rate
Securities sold under agreements to repurchase	$981,443	4.31%	$586,195	2.28%
Federal funds purchased	125,000	4.36%	75,000	2.46%
Total	$1,106,443	4.32%	$661,195	2.30%

Average amount outstanding	$826,400	3.44%	$465,137	1.44%
Maximum month-end balance	1,244,059		944,040

As of December 31, 2005, the Company had a line of credit of $1.3 billion from the Federal Home Loan Bank of Pittsburgh, a line of credit of $102.3 million from the Federal Home Loan Bank of New York, and a $110.0 million line of credit from a group of other banks, all of which was available.

Notes to Consolidated Financial Statements

10.	Long-Term Debt
Effective September 14, 2005, the Company redeemed all $200.0 million of its 5.95% Convertible Trust Capital Securities issued through Commerce Capital Trust II, a Delaware business trust, on March 11, 2002. Each outstanding security was converted into 1.8956 shares of the Company’s common stock, resulting in the issuance of approximately 7.6 million shares.

11.	Income Taxes	The provision for income taxes consists of the following (in thousands):

	December 31,
	2005	2004	2003
Current:
Federal	$156,805	$118,301	$77,437
State	8,714	7,116	5,961
Deferred:
Federal	(17,612)	16,005	15,417
	$147,907	$141,422	$98,815

The above provision includes an income tax benefit of $4.9 million related to net investment security losses recorded in 2005, as compared to income tax expenses of $900,000 and $1.3 million on net investment security gains for 2004 and 2003, respectively.

The provision for income taxes differs from the expected statutory provision as follows:

	December 31,
	2005	2004	2003
Expected provision at statutory rate:	35.0%	35.0%	35.0%
Difference resulting from:
Tax-exempt interest on loans	(1.3)	(1.2)	(1.5)
Tax-exempt interest on securities	(1.0)	(1.4)	(1.7)
State income taxes (net of federal benefit)	1.3	1.1	1.3
Other	0.3	0.6	0.6
	34.3%	34.1%	33.7%

The amounts payable for federal income taxes during 2005 and 2004 were reduced by approximately $14.6 million and $22.6 million, respectively, which related to the exercise of stock options.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Company's deferred tax liabilities and assets as of December 31, 2005 and 2004 are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Loan loss reserves	$48,640	$47,069
Intangibles	1,832	1,913
Deferred rents	11,460	4,492
Fair value adjustment, available for sale securities	35,181
Other reserves	3,024	7,742
Total deferred tax assets	100,137	61,216
Deferred tax liabilities:
Depreciation	(51,996)	(64,503)
Fair value adjustment, available for sale securities		(12,038)
Other	(9,028)	(10,393)
Total deferred tax liabilities	(61,024)	(86,934)
Net deferred assets (liabilities)	$39,113	$(25,718)

No valuation allowance was recognized for the deferred tax assets at December 31, 2005 or 2004.

Notes to Consolidated Financial Statements

12.	Commitments, Letters of Credit and Guarantees
In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit, which are not reflected in the accompanying consolidated financial statements. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies. Collateral is obtained based on management's credit assessment of the borrower. At December 31, 2005, the Company had outstanding standby letters of credit in the amount of $914.1 million. Fees associated with standby letters of credit have been deferred and recorded in other liabilities on the Consolidated Balance Sheets. These fees are immaterial to the Company’s consolidated financial statements at December 31, 2005.

In addition, the Company is committed as of December 31, 2005 to advance $625.4 million on construction loans, $1.2 billion on home equity lines of credit and $2.7 billion on other lines of credit. All other commitments total approximately $784.8 million. The Company does not anticipate any material losses as a result of these transactions.

The Company has commitments to fund LIHTC partnerships, private venture capital funds and SBICs that total approximately $42.1 million at December 31, 2005.

13.	Common Stock	At December 31, 2005, the Company's common stock had a par value of $1.00. The Company is authorized to issue 500,000,000 shares as of this date.

On December 20, 2005, the Board of Directors declared a cash dividend of $0.12 for each share of common stock outstanding payable January 20, 2006 to stockholders of record on January 6, 2006.

On February 15, 2005, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend distributed on March 7, 2005 to stockholders of record on February 25, 2005.

14.	Earnings Per Share	The calculation of earnings per share follows (in thousands, except for per share amounts):

	Year Ended December 31,
	2005	2004	2003
Basic:
Net income applicable to common stock	$282,939	$273,418	$194,287
Average common shares outstanding	165,974	156,625	142,169
Net income per common share	$1.70	$1.74	$1.36

Diluted:
Net income applicable to common stock on a diluted basis	$282,939	$273,418	$194,287
AAdd: Interest expense on Convertible Trust Capital Securities	5,446	7,852	7,852
	$288,385	$281,270	$202,139

Average common shares outstanding	165,974	156,625	142,169
Additional shares considered in diluted
computation assuming:
Exercise of stock options	7,843	8,396	6,756
Conversion of trust capital securities	5,318	7,582	7,582
Average common and common equivalent shares outstanding	179,135	172,603	156,507
Net income per common and common equivalent share	$1.61	$1.63	$1.29

Notes to Consolidated Financial Statements

15.	Benefit Plans	Stock Option Plans
In 2004, the Board of Directors adopted and Company shareholders approved the 2004 Employee Stock Option Plan (the 2004 Plan) for the officers and employees of the Company and its subsidiaries. The 2004 Plan authorizes the issuance of up to 30,000,000 shares of common stock (as adjusted for all stock splits and stock dividends) upon the exercise of options. As of December 31, 2005, options to purchase 3,902,027 shares of common stock have been issued under the 2004 Plan. In addition to the 2004 Plan, the Company has a plan for its non-employee directors. The option price for options issued under the 2004 Plan must be at least equal to 100% of the fair market value of the Company's common stock as of the date the option is granted. All options granted will vest evenly over four years from the date of grant. The options expire not later than 10 years from the date of grant. In addition, there are options outstanding from prior stock option plans of the Company, which were granted under similar terms. No additional options may be issued under these prior plans.

Information concerning option activity for all option plans for the periods indicated is as follows:

	Shares Under Option	Weighted Average Exercise Price
Balance at January 1, 2003	22,097,106	$11.86
Options granted	5,349,920	21.24
Options exercised	3,144,440	7.65
Options canceled	387,382	18.78
Balance at December 31, 2003	23,915,204	14.38
Options granted	6,112,444	29.37
Options exercised	3,064,024	12.39
Options canceled	439,488	24.92
Balance at December 31, 2004	26,524,136	17.89
Options granted	3,807,829	31.17
Options exercised	2,869,666	14.25
Options canceled	568,223	27.77
Balance at December 31, 2005	26,894,076	19.88

Additional information concerning options outstanding as of December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of 12/31/2005	Weighted- Average Exercise Price
$3.44 to $5.00	1,224,990	0.7	$4.44	1,224,990	$4.44
$5.01 to $10.00	3,519,130	3.2	8.94	3,519,130	8.94
$10.01 to $17.50	5,933,037	3.9	13.04	5,933,037	13.04
$17.51 to $25.00	7,308,151	6.6	20.81	7,288,525	20.81
$25.01 to $37.53	8,908,768	8.5	30.12	8,848,958	30.11

Employee 401(k) Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan allows all eligible employees to defer a percentage of their income on a pretax basis through contributions to the plan. Under the provisions of the plan, the Company may match a percentage of the employees' contributions subject to a maximum limit. The charge to operations for Company matching contributions was $5.5 million, $3.3 million and $3.4 million for 2005, 2004 and 2003, respectively. As part of the 401(k) plan, the Company maintains an Employee Stock Ownership Plan (ESOP) component for all eligible employees. As of December 31, 2005, the ESOP held 2,860,644 shares of the Company’s common stock, all of which were allocated to participant accounts. Employer contributions are determined at the discretion of the Board of Directors. No contribution expense was recorded for the ESOP in 2005, 2004 or 2003.

Supplemental Executive Retirement Plan

Effective January 1, 2004, the Company’s Board of Directors formalized a Supplemental Executive Retirement Plan (SERP), which was previously approved January 1, 1992, for certain designated executives in order to provide supplemental retirement income. The SERP is a defined contribution plan, is unfunded, and contributions are made at the Company’s discretion. For the years ended December 31, 2005 and 2004, the Company expensed $355,000 and $7.2 million, respectively, for the SERP.

Notes to Consolidated Financial Statements

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

The following table represents the carrying amounts and fair values of the Company's financial instruments at December 31, 2005 and 2004:

	December 31,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$1,296,764	$1,296,764	$1,050,806	$1,050,806
Loans held for sale	30,091	30,091	44,072	44,072
Trading securities	143,016	143,016	169,103	169,103
Investment securities	22,524,185	22,277,373	18,507,808	18,474,601
Loans (net)	12,524,988	12,729,831	9,318,991	9,422,638

Financial liabilities:
Deposits	34,726,713	34,740,409	27,658,885	27,662,167
Other borrowed money	1,106,443	1,106,443	661,195	661,195
Long-term debt			200,000	255,000
Off-balance sheet instruments:
Standby letters of credit	$2,605	$2,605	$2,163	$2,163
Commitments to extend credit		1,283		2,163

Refer to Note 20 - Derivative Financial Instruments for fair value information on derivative financial instruments.

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

Notes to Consolidated Financial Statements

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

	Three Months Ended
	December 31	September 30	June 30	March 31
	(dollars in thousands)
2005
Interest income	$473,227	$423,839	$397,698	$370,480
Interest expense	174,387	136,465	109,231	91,579
Net interest income	298,840	287,374	288,467	278,901
Provision for credit losses	5,400	3,000	4,500	6,250
Provision for federal and state income taxes	24,292	41,116	41,702	40,797
Net income	46,938	79,455	79,409	77,137

Net income per common share:
Basic	$0.27	$0.48	$0.49	$0.48
Diluted	0.26	0.45	0.46	0.45

2004
Interest income	$353,395	$320,814	$292,030	$272,052
Interest expense	74,953	56,432	47,281	41,840
Net interest income	278,442	264,382	244,749	230,212
Provision for credit losses	8,240	10,750	10,748	9,500
Provision for federal and state income taxes	38,424	36,493	33,786	32,719
Net income	75,118	70,090	66,235	61,975

Net income per common share:
Basic	$0.47	$0.45	$0.42	$0.40
Diluted	0.44	0.42	0.40	0.37

Notes to Consolidated Financial Statements

18.	Condensed	Balance Sheets
	Financial
	Statements		December 31,
	of the	(dollars in thousands)	2005	2004
	Parent	Assets
	Company	Cash	$4,530	$5,524
	and Other	Securities available for sale	82,754	63,310
	Matters	Investment in subsidiaries	2,278,869	1,828,492
		Other assets	21,496	21,896
		Total assets	$2,387,649	$1,919,222
		Liabilities
		Other liabilities	$78,476	$53,517
		Long-term debt		200,000
		Total liabilities	78,476	253,517
		Stockholders' equity
		Common stock	179,499	160,636
		Capital in excess of par value	1,450,843	951,476
		Retained earnings	750,710	543,978
		Accumulated other comprehensive (loss) income	(59,169)	20,953
			2,321,883	1,677,043
		Less treasury stock, at cost	12,710	11,338
		Total stockholders' equity	2,309,173	1,665,705
		Total liabilities and stockholders' equity	$2,387,649	$1,919,222

Statements of Income

	Year Ended December 31,
(dollars in thousands)	2005	2004	2003
Income:
Dividends from subsidiaries	$25,000	$20,000	$44,500
Interest income	438	499	476
Other	3,659	8,028	1,711
	29,097	28,527	46,687
Expenses:
Interest expense	8,639	12,448	12,448
Operating expenses	(2,712)	10,370	3,877
	5,927	22,818	16,325
Income before income taxes and equity in undistributed income of subsidiaries	23,170	5,709	30,362
Income tax expense (benefit)	2,220	(5,025)	(4,971)
	20,950	10,734	35,333
Equity in undistributed income of subsidiaries	261,989	262,684	158,954
Net income	$282,939	$273,418	$194,287

Notes to Consolidated Financial Statements

Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2005	2004	2003

Operating activities:
Net income	$282,939	$273,418	$194,287
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation, amortization and accretion	152	189	212
Undistributed income of subsidiaries	(261,989)	(262,684)	(158,954)
(Increase) decrease in other assets	(4,601)	(13,278)	384
Increase in other liabilities	35,453	45,072	5,946
Net cash provided by operating activities	51,954	42,717	41,875
Investing activities:
Investments in subsidiaries	(155,000)	(168,700)	(239,500)
Proceeds from the maturity of securities available for sale	158,000	198,000	144,327
Purchase of securities available for sale	(177,451)	(154,528)	(218,984)
Net cash used by investing activities	(174,451)	(125,228)	(314,157)
Financing activities:
Proceeds from issuance of common stock
under dividend reinvestment and other stock plans	194,022	146,057	116,908
Dividends paid	(72,363)	(59,205)	(46,525)
Issuance of common stock			208,825
Redemption of long-term debt	(155)
Other	(1)	(1,484)	(7,293)
Net cash provided by financing activities	121,503	85,368	271,915
(Decrease) increase in cash and cash equivalents	(994)	2,857	(367)
Cash and cash equivalents at beginning of year	5,524	2,667	3,034
Cash and cash equivalents at end of year	$4,530	$5,524	$2,667
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,201	$12,268	$12,268
Income taxes	144,479	121,766	56,357

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

The approval of the Comptroller of the Currency is required for a national bank to pay dividends if the total of all dividends declared in any calendar year exceeds net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. New Jersey state banks are subject to similar dividend restrictions. Commerce N.A. and Commerce North can declare dividends in 2006 without additional approval of approximately $440.5 million and $86.0 million, respectively, plus an additional amount equal to each bank's net profit for 2006 up to the date of any such dividend declaration.

The Federal Reserve Act requires the extension of credit by any of the Company’s banking subsidiaries to certain affiliates, including Commerce Bancorp, Inc. (parent), be secured by readily marketable securities, that extension of credit to any one affiliate be limited to 10% of the capital and capital in excess of par or stated value, as defined, and that extensions of credit to all such affiliates be limited to 20% of capital and capital in excess of par or stated value. At December 31, 2005 and 2004, the Company complied with these guidelines.

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

Notes to Consolidated Financial Statements

As of December 31, 2005 and 2004, the Company and each of its subsidiary banks were categorized as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2005 that management believes have changed any subsidiary bank's capital category.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-based assets (as defined in the regulations) and of Tier I capital to average assets (as defined in the regulations), or leverage. Management believes, as of December 31, 2005, that the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

The following table presents the Company's and Commerce N.A.'s risk-based and leverage capital ratios at December 31, 2005 and 2004. The 2004 ratios for Commerce N.A. have been adjusted to reflect the consolidation of Commerce Delaware and Commerce Pennsylvania during 2005.

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2005
Company
Risk based capital ratios:
Tier I	$2,261,416	11.81%	$765,812	4.00%	$1,148,718	6.00%
Total capital	2,408,772	12.58	1,531,625	8.00	1,914,531	10.00
Leverage ratio	2,261,416	6.04	1,497,889	4.00	1,872,362	5.00

Commerce N.A.
Risk based capital ratios:
Tier 1	$2,004,448	11.46%	$699,719	4.00%	$1,049,578	6.00%
Total capital	2,130,878	12.18	1,399,438	8.00	1,749,297	10.00
Leverage ratio	2,004,448	5.92	1,354,615	4.00	1,693,269	5.00

December 31, 2004
Company
Risk based capital ratios:
Tier I	$1,835,484	12.30%	$596,834	4.00%	$895,251	6.00%
Total capital	1,977,032	13.25	1,193,668	8.00	1,492,086	10.00
Leverage ratio	1,835,484	6.19	1,187,037	4.00	1,483,796	5.00

Commerce N.A.
Risk based capital ratios:
Tier 1	$1,611,103	11.90%	$541,712	4.00%	$812,568	6.00%
Total capital	1,734,591	12.81	1,083,424	8.00	1,354,279	10.00
Leverage ratio	1,611,103	6.04	1,066,481	4.00	1,333,102	5.00

19.	Segment Reporting
The Company operates one reportable segment of business, Community Banks, which includes Commerce N.A. and Commerce North. Through its Community Banks, the Company provides a broad range of retail and commercial banking services, and corporate trust services. Parent/Other includes the holding company, Commerce Insurance (whose revenues of $76.2 million, $72.5 million and $66.5 million in 2005, 2004, and 2003, respectively, were reported in other operating income), and CCMI (whose noninterest revenues of $25.4 million, $28.1 million, and $42.5 million in 2005, 2004, and 2003, respectively, were reported in other operating income).

Notes to Consolidated Financial Statements

Selected segment information for each of the three years ended December 31 is as follows (in thousands):

	2005			2004			2003
	Community Banks	Parent/ Other	Total	Community Banks	Parent/ Other	Total	Community Banks	Parent/ Other	Total
Net interest income (expense)	$1,157,208	$(3,626)	$1,153,582	$1,024,092	$(6,307)	$1,017,785	$761,530	$(5,664)	$755,866
Provision for credit losses	19,150		19,150	39,238	-	39,238	31,850	-	31,850
Net interest income after provision	1,138,058	(3,626)	1,134,432	984,854	(6,307)	978,547	729,680	(5,664)	724,016
Noninterest income	337,979	104,815	442,794	267,912	107,159	375,071	222,967	109,511	332,478
Noninterest expense	1,063,467	82,913	1,146,380	846,421	92,357	938,778	676,265	87,127	763,392
Income before income taxes	412,570	18,276	430,846	406,345	8,495	414,840	276,382	16,720	293,102
Income tax expense	141,610	6,297	147,907	138,879	2,543	141,422	93,314	5,501	98,815
Net income	$270,960	$11,979	$282,939	$267,466	$5,952	$273,418	$183,068	$11,219	$194,287
Average assets (in millions)	$31,534	$2,472	$34,006	$24,452	$2,167	$26,619	$17,754	$1,836	$19,590

The financial information for each segment is reported on the basis used internally by the Company’s management to evaluate performance. Measurement of the performance of each segment is based on the management structure of the Company and is not necessarily comparable with financial information from other entities. The information presented is not necessarily indicative of the segment’s results of operations if each of the Community Banks were independent entities.

20.	Derivative Financial Instruments
As part of CCMI’s broker-dealer activities, CCMI maintains a trading securities portfolio for distribution to its customers in order to meet those customers’ needs. In order to reduce the exposure to market risk relating to the trading securities portfolio, CCMI buys and sells derivative financial instruments, primarily interest rate futures and option contracts. Market risk includes changes in interest rates or value fluctuations in the underlying financial instruments. Notional (contract) amounts are used to measure derivative activity. Notional amounts are not included on the balance sheet, as those amounts are not actually paid or received at settlement. The following table reflects the open commitments for futures and options and the associated unrealized losses (in thousands) at December 31, 2005 and 2004:

	Notional Amount Long (Short)		Net Unrealized Gain (Loss)
	2005	2004	2005	2004
Treasury bond futures	$(3,000)	$28,800	$11	$28
Treasury bond put options	5,000	20,000	(11)	(62)
Treasury bond call options		(123,500)		(525)
Total	$2,000	$(74,700)	$-	$(559)

The average notional amount for futures and options contracts for the years ended December 31, 2005 and 2004 was $99.9 million and $293.5 million, respectively. Realized and unrealized gains and losses on derivative financial instruments are included in other operating income.

As an accommodation to its loan customers, the Company enters into interest rate swap agreements. The Company minimizes its risk by matching the positions with a counterparty. These swaps are carried at estimated fair value with changes in estimated fair value included in other operating income.

The following table discloses the notional amounts and related estimated fair value of the Company’s interest rate swap positions (in thousands) at December 31, 2005 and 2004:

	Notional Amount		Estimated Fair Value
	2005	2004	2005	2004
Interest Rate Swaps:
Assets	$255,256	$179,744	$4,258	$7,363
Liabilities	255,256	179,744	(2,844)	(6,537)
			$1,414	$826

As part of the Company’s residential mortgage activities, the Company enters into interest rate lock commitments with its customers. The interest rate lock commitments on residential mortgage loans intended to be held for sale are considered free standing derivative instruments. The option to sell the mortgage loans at the time the commitments are made are also free standing derivative instruments. Generally, the change in fair value of these derivative instruments due to changes in interest rates offset each other.

Item 9A. Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2005. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a - 15(e), were effective, at the reasonable assurance level, to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of its principal executive officer and principal financial officer, also conducted an evaluation of changes in the Company's internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, the Company’s management determined that no changes were made to the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a - 15(f), during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Report on Management’s Assessment of Internal Control Over Financial Reporting is provided on page 27. The Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Effectiveness of Internal Control Over Financial Reporting as of December 31, 2005 is provided on page 28.

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

Item 9B. Other Information

The Company entered into an amended and restated employment contract with Vernon W. Hill, II, Chairman, President and Chief Executive Officer, on March 14, 2006, with an effective date of January 1, 2006. The terms of the amended and restated employment contract provide for a 5-year term (subject to automatic renewal and extension), a base salary of not less than $1,000,000 and other benefits, including certain change in control provisions. This summary is not intended to be complete, and is qualified in its entirety by reference to the amended and restated employment contract filed as Exhibit 10.39 to this report and incorporated herein by reference.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information called for by this item is incorporated by reference from the Company’s definitive proxy statement relating to its 2006 Annual Meeting of Shareholders, which will be filed with the SEC.

The Company has adopted a Code of Ethics for Senior Financial Officers that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and any other person performing similar functions and a Code of Business Conduct and Ethics that applies to all of its directors and employees, including, without limitation, its principal executive officer, principal financial officer, principal accounting officer and all of its employees performing financial or accounting functions. The Company’s Code of Ethics for Senior Financial Officers and Code of Business Conduct and Ethics are posted on its website, www.commerceonline.com and are available in print to any shareholder who requests it. See Item 1. Business - Available Information. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its Code of Ethics for Senior Financial Officers by posting such information on its website at the location specified above.

Item 11. Executive Compensation

The information called for by this item is incorporated by reference from the Company’s definitive proxy statement relating to its 2006 Annual Meeting of Shareholders, which will be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated by reference from the Company’s definitive proxy statement relating to its 2006 Annual Meeting of Shareholders, which will be filed with the SEC.

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2005:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	26,894,076	$19.88	26,696,725
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	26,894,076	$19.88	26,696,725

Item 13. Certain Relationships and Related Transactions

The information called for by this item is incorporated by reference from the Company’s definitive proxy statement relating to its 2006 Annual Meeting of Shareholders, which will be filed with the SEC.

Item 14. Principal Accounting Fees and Services

The information called for by this item is incorporated by reference from the Company’s definitive proxy statement relating to its 2006 Annual Meeting of Shareholders, which will be filed with the SEC.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following financial statements of Commerce Bancorp, Inc. are filed as part of this Form 10-K in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(a)(2) Schedules

All schedules have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable.

(a)(3) Exhibits

	Exhibit Number	Description of Exhibit	Location
	3.1	Restated Certificate of Incorporation of the Company, as amended.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
	3.2	By-laws of the Company, as amended.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2004.
	10.1	Ground lease, dated July 1, 1984, among Commerce N.A. and Group Four Equities, relating to the store in Gloucester Township, New Jersey.	Incorporated by reference from the Company’s Registration Statement on Form S-1, and Amendments Nos. 1 and 2 thereto (Registration No. 2-94189)
	10.2	Ground lease, dated April 15, 1986, between Commerce N.A. and Mount Holly Equities, relating to Commerce N.A.'s store in Mt. Holly, New Jersey.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
*	10.4	The Company's Employee Stock Ownership Plan.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
	10.10	Ground lease, dated February 15, 1988, between Commerce N.A. and Holly Ravine Equities of New Jersey, relating to one of the Commerce N.A.’s stores in Cherry Hill, New Jersey.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
*	10.11	The Company's 1989 Stock Option Plan for Non-Employee Directors.	Incorporated by reference from the Company’s Registration Statement on Form S-2 and Amendments Nos. 1 and 2 thereto (Registration No. 33-31042)
*	10.12	A copy of employment contract with Peter Musumeci, Jr., dated January 2, 1992.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
*	10.13	A copy of the Retirement Plan for Outside Directors of Commerce Bancorp, Inc.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
*	10.14	The Company's 1994 Employee Stock Option Plan.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
*	10.15	The Company's 1997 Employee Stock Option Plan.	Incorporated by reference from the Company’s Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, Exhibit A thereto.
*	10.16	A copy of employment contracts with Dennis M. DiFlorio and Robert D. Falese dated January 1, 1998.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
	10.17	Ground lease, dated June 1, 1994, between Commerce N.A. and Absecon Associates, L.L.C., relating to Commerce N.A.’s branch office in Absecon, New Jersey.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.18

Ground lease, dated September 11, 1995, between Commerce Shore (merged with and into Commerce N.A. in 2004) and Whiting Equities, L.L.C., relating to Commerce Shore’s stores in Manchester Township, New Jersey.

Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
	10.19	Ground lease, dated November 1, 1995, between Commerce N.A. and Evesboro Associates, L.L.C., relating to Commerce N.A.’s stores in Evesham Township, New Jersey.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
	10.20	Ground lease, dated October 1, 1996, between Commerce N.A. and Triad Equities, L.L.C., relating to one of Commerce N.A.’s stores in Gloucester Township, New Jersey.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
	10.22	Ground lease, dated January 16, 1998, between Commerce N.A. and Ewing Equities, L.L.C., relating to Commerce N.A.’s store in Ewing, New Jersey.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
*	10.23	The Company’s 1998 Stock Option Plan for Non-Employee Directors.	Incorporated by reference from the Company’s Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, Exhibit A thereto.
10.25

Ground lease, dated November 30, 1998, between Commerce Shore (merged with and into Commerce N.A. in 2004) and Brick/Burnt Tavern Equities, L.L.C., relating to Commerce Shore’s stores in Brick, New Jersey.

Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
	10.26	Ground lease, dated November 30, 1998, between Commerce Shore (merged with and into Commerce N.A. in 2004) and Aberdeen Equities, L.L.C., relating to Commerce Shore’s store in Aberdeen, New Jersey.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
	10.27	Ground lease, dated November 30, 1998, between Commerce N.A. and Hamilton/Wash Properties, L.L.C., relating to Commerce N.A.’s store in Hamilton Township, New Jersey.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
	10.28	Ground lease, dated April 2, 1999, between Commerce PA and Abington Equities, L.L.C., relating to Commerce PA’s store in Abington Township, Pennsylvania.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
	10.29	Ground lease, dated October 1999, between Commerce PA and Bensalem Equities, L.L.C., relating to Commerce PA’s store in Bensalem, Pennsylvania.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
	10.32	Ground lease, dated March 10, 2000, between Commerce PA and Chalfont Equities, L.L.C., relating to Commerce PA’s store in New Britain Township, Pennsylvania.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
	10.33	Ground lease, dated January 4, 2001, between Commerce PA and Warminster Equities, L.L.C., relating to Commerce PA’s store in Warminster Township, Pennsylvania.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

	10.34	Ground lease dated January 1, 2001, between Commerce N.A. and Willingboro Equities, L.L.C., relating to Commerce N.A.’s store in Willingboro, New Jersey.	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2003.
	10.35	Ground lease dated November 27, 2001, between Commerce PA and Warrington Equities, L.L.C., relating to Commerce PA’s store in Warrington, Pennsylvania.	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2003.
*	10.36	The Company’s Supplemental Executive Retirement Plan.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
*	10.37	The Company's 2004 Employee Stock Option Plan.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2004.
*	10.38	A copy of employment contract with George E. Norcross, III dated November 15, 1996.
*	10.39	A copy of amended and restated employment contract with Vernon W. Hill, II entered into on March 14, 2006, with an effective date of January 1, 2006.
	21.1	Subsidiaries of the Company.	Incorporated by reference from PART 1, Item 1. “BUSINESS” of this Report on Form 10-K.
	23.1	Consent of Ernst & Young LLP.
	31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Commerce Bancorp, Inc.

	By	/s/ Vernon W. Hill, II
Vernon W. Hill, II
Date: March 15, 2006		Chairman of the Board and President
(Principal Executive Officer)

	By	/s/ Douglas J. Pauls
Douglas J. Pauls
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vernon W. Hill, II	Chairman of the Board, President and Director	March 15, 2006
Vernon W. Hill, II	(Principal Executive Officer)

/s/ Jack R Bershad	Director	March 15, 2006
Jack R Bershad

/s/ Joseph Buckelew	Director	March 15, 2006
Joseph Buckelew

/s/ Donald T. DiFrancesco	Director	March 15, 2006
Donald T. DiFrancesco

/s/ Morton N. Kerr	Director	March 15, 2006
Morton N. Kerr

	Director	March 15, 2006
Steven M. Lewis

	Director	March 15, 2006
John K. Lloyd

	Director	March 15, 2006
George E. Norcross, III

/s/ Daniel J. Ragone	Director	March 15, 2006
Daniel J. Ragone

/s/ William A. Schwartz Jr.	Director	March 15, 2006
William A. Schwartz Jr.

/s/ Joseph T. Tarquini Jr.	Director	March 15, 2006
Joseph T. Tarquini Jr.

	Director	March 15, 2006
Joseph S. Vassalluzzo