Form 10-Q
period 2006-03-31
COMMERCE BANCORP INC /NJ/
filed 2006-05-09
CIK 715096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer X	Accelerated filer __	Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __	No X

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	184,187,770
(Title of Class)	(No. of Shares Outstanding as of May 1, 2006)

COMMERCE BANCORP, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

		March 31,	December 31,
	(dollars in thousands)	2006	2005
Assets	Cash and due from banks	$1,185,293	$1,284,064
	Federal funds sold	6,600	12,700
	Cash and cash equivalents	1,191,893	1,296,764
	Loans held for sale	37,349	30,091
	Trading securities	123,468	143,016
	Securities available for sale	10,245,046	9,518,821
	Securities held to maturity	13,705,727	13,005,364
	(market value 03/06-$13,282,726; 12/05-$12,758,552)
	Loans	13,480,610	12,658,652
	Less allowance for loan and lease losses	135,745	133,664
		13,344,865	12,524,988
	Bank premises and equipment, net	1,406,608	1,378,786
	Goodwill and other intangible assets	150,466	106,926
	Other assets	486,960	461,281
	Total assets	$40,692,382	$38,466,037

Liabilities	Deposits:
	Demand:
	Noninterest-bearing	$8,391,102	$8,019,878
	Interest-bearing	14,146,346	13,286,678
	Savings	10,328,280	9,486,712
	Time	4,246,379	3,933,445
	Total deposits	37,112,107	34,726,713
	Other borrowed money	869,753	1,106,443
	Other liabilities	292,225	323,708
	Total liabilities	38,274,085	36,156,864

Stockholders’	Common stock, 184,046,167 shares
Equity	issued (179,498,717 shares in 2005)	184,046	179,499
	Capital in excess of par value	1,566,673	1,450,843
	Retained earnings	805,967	750,710
	Accumulated other comprehensive loss	(121,918)	(59,169)
		2,434,768	2,321,883

	Less treasury stock, at cost, 946,626 shares
	issued (837,338 shares in 2005)	16,471	12,710
	Total stockholders’ equity	2,418,297	2,309,173
	Total liabilities and stockholders’ equity	$40,692,382	$38,466,037

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

		Three Months Ended March 31,
	(dollars in thousands, except per share amounts)	2006	2005
Interest	Interest and fees on loans	$214,974	$145,218
income	Interest on investments	295,076	224,946
	Other interest	413	316
	Total interest income	510,463	370,480

Interest	Interest on deposits:
expense	Demand	97,940	46,671
	Savings	54,004	19,080
	Time	36,261	18,398
	Total interest on deposits	188,205	84,149
	Interest on other borrowed money	14,328	4,410
	Interest on long-term debt		3,020
	Total interest expense	202,533	91,579

	Net interest income	307,930	278,901
	Provision for credit losses	6,501	6,250
	Net interest income after provision for credit losses	301,429	272,651

Noninterest	Deposit charges and service fees	82,281	59,964
income	Other operating income	48,721	42,617
	Net investment securities gains		1,108
	Total noninterest income	131,002	103,689

Noninterest	Salaries and benefits	144,825	119,301
expense	Occupancy	46,240	37,993
	Furniture and equipment	35,960	28,926
	Office	15,473	12,677
	Marketing	7,811	5,801
	Other	65,025	53,708
	Total noninterest expenses	315,334	258,406

	Income before income taxes	117,097	117,934
	Provision for federal and state income taxes	39,800	40,797
	Net income	$77,297	$77,137

	Net income per common and common equivalent share:
	Basic	$0.43	$0.48
	Diluted	$0.41	$0.45
	Average common and common equivalent
	shares outstanding:
	Basic	180,917	160,798
	Diluted	189,867	176,323
	Dividends declared, common stock	$0.12	$0.11

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

		Three Months Ended March 31,
	(dollars in thousands)	2006	2005
Operating	Net income	$77,297	$77,137
activities	Adjustments to reconcile net income to net cash
	provided by operating activities:
	Provision for credit losses	6,501	6,250
	Provision for depreciation, amortization and accretion	37,553	37,173
	Gain on sales of securities		(1,108)
	Proceeds from sales of loans held for sale	114,892	158,738
	Originations of loans held for sale	(122,150)	(178,753)
	Net decrease (increase) in trading securities	19,548	(37,010)
	Decrease in other assets, net	11,373	17,549
	(Decrease) increase in other liabilities	(46,134)	23,778
	Net cash provided by operating activities	98,880	103,754

Investing	Proceeds from the sales of securities available for sale		188,152
activities	Proceeds from the maturity of securities available for sale	447,545	734,296
	Proceeds from the maturity of securities held to maturity	446,707	493,650
	Purchase of securities available for sale	(1,276,562)	(925,038)
	Purchase of securities held to maturity	(1,150,822)	(1,326,375)
	Net increase in loans	(826,378)	(523,863)
	Capital expenditures	(59,081)	(43,626)
	Net cash used by investing activities	(2,418,591)	(1,402,804)

Financing	Net increase in demand and savings deposits	2,072,460	1,590,993
activities	Net increase in time deposits	312,934	238,080
	Net decrease in other borrowed money	(236,690)	(524,944)
	Dividends paid	(21,479)	(17,604)
	Proceeds from issuance of common stock under dividend reinvestment and other stock plans	87,582	39,164
	Other	33	(1,394)
	Net cash provided by financing activities	2,214,840	1,324,295

	(Decrease) increase in cash and cash equivalents	(104,871)	25,245
	Cash and cash equivalents at beginning of year	1,296,764	1,050,806
	Cash and cash equivalents at end of period	$1,191,893	$1,076,051

	Supplemental disclosures of cash flow information:
	Cash paid during the period for:
	Interest	$201,341	$91,295
	Income taxes	573	374

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

Three months ended March 31, 2006
(in thousands)
		Capital in			Accumulated
		Excess of			Other
	Common	Par	Retained	Treasury	Comprehensive
	Stock	Value	Earnings	Stock	Loss	Total

Balances at December 31, 2005	$179,499	$1,450,843	$750,710	$(12,710)	$(59,169)	$2,309,173
Net income			77,297			77,297
Other comprehensive loss, net of tax
Unrealized loss on securities (pre-tax $100,571)					(62,749)	(62,749)
Total comprehensive income						14,548
Cash dividends			(22,039)			(22,039)
Shares issued under dividend reinvestment
and compensation and benefit plans (3,687 shares)	3,687	87,253				90,940
Acquisition of eMoney Advisor, Inc. (860 shares)	860	28,140				29,000
Other		437	(1)	(3,761)		(3,325)
Balances at March 31, 2006	$184,046	$1,566,673	$805,967	$(16,471)	$(121,918)	$2,418,297

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A. Consolidated Financial Statements

The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements were compiled in accordance with the accounting policies set forth in Note 1 - Significant Accounting Policies of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature.

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. The results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The consolidated financial statements include the accounts of Commerce Bancorp, Inc. and its consolidated subsidiaries. All material intercompany transactions have been eliminated. Certain amounts from prior periods have been reclassified to conform with 2006 presentation.

B.	Stock-Based Compensation

The Company has one stock-based employee compensation plan, the 2004 Employee Stock Option Plan, which is described more fully in Note 15 - Benefit Plans of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Prior to January 1, 2006, the Company accounted for this plan in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations. The Company also has a plan for its non-employee directors, which was also accounted for under APB 25. No stock-based compensation was recognized in the Consolidated Statements of Income for the three month period ended March 31, 2005, as all options granted under the Company’s option plans had an exercise price equal to the market value on the date of grant. Effective January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123). FAS 123R was adopted using the modified prospective method. Under the modified prospective method, compensation cost for the first three months of 2006 included (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value net of estimated forfeitures, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value net of estimated forfeitures. Results for prior periods have not been restated.

The Company uses the Black-Scholes option pricing model to estimate an option’s fair value. The fair value of options included in the compensation charge recorded in the first quarter of 2006 were estimated using the following assumption ranges: risk-free interest rates of 3.00% to 4.68%, dividend yields of 1.32% to 2.50%, expected volatility of 25.4% to 30.4%, and weighted average expected lives of 4.63 to 5.27 years. The risk-free interest rate is based on the 5-year U.S. Treasury yield in effect at the time of grant. The dividend yields reflect the Company’s actual dividend yield at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock over the 5-year period prior to the grant date. The weighted average expected lives represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. All options vest evenly over four years from the date of grant and expire 10 years from the date of grant. Compensation cost is recognized, net of estimated forfeitures, over the vesting period of the options on a straight-line basis.

On December 8, 2005, the Company’s board of directors approved the acceleration of vesting of all outstanding unvested stock options awarded prior to July 1, 2005 to employees and directors. This acceleration was effective as of December 16, 2005. As a result of the acceleration, options to purchase approximately 10.6 million shares of common stock became immediately exercisable. The purpose of the acceleration was to eliminate future compensation expense that otherwise would have been recognized under FAS 123R.

As a result of adopting FAS 123R on January 1, 2006, the Company recorded compensation expense of approximately $400 thousand during the first quarter of 2006. There was no material impact to net income, net income per share or cash flows resulting from the adoption of FAS 123R as compared to what would have been recorded under APB 25. As of March 31, 2006, the total remaining unrecognized compensation cost related to stock options granted under the Company’s plans was $33.8 million, which is expected to be recognized over a weighted-average vesting period of 3.9 years.

The following table summarizes stock option activity for the three-month period ended March 31, 2006:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2006	26,894,076	$19.88
Options granted	3,911,527	36.35
Options exercised	2,058,673	18.13
Options canceled	19,526	31.51
Outstanding at March 31, 2006	28,727,404	$22.19	6.3
Exercisable at March 31, 2006	24,877,492	$20.01	5.8

The weighted-average fair value of options granted during the first three months of 2006 was $9.55.

Cash received from option exercises for the three months ended March 31, 2006 was approximately $36.0 million. The intrinsic value of stock options exercised during the three months ended March 31, 2006 was approximately $33.3 million. The aggregate intrinsic value for stock options outstanding and exercisable at March 31, 2006 was $415.5 million and $414.0 million, respectively.

For the three months ended March 31, 2005, the Company accounted for stock-based compensation in accordance with APB 25. The following table provides the pro forma effect on net income and net income per share as if the Company had recorded stock-based compensation expense for share based awards in accordance with FAS 123 (in thousands, except per share amounts):

Three Months
Ended
March 31, 2005
Reported net income	$77,137
Less: Stock option compensation expense
determined under fair value method, net of tax	(4,031)
Pro forma net income, basic	$73,106
Add: Interest expense on Convertible Trust
Capital Securities, net of tax	1,963
Pro forma net income, diluted	$75,069

Reported net income per share:
Basic	$0.48
Diluted	0.45

Pro forma net income per share:
Basic	$0.45
Diluted	0.43

C. Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments. Management does not anticipate any material losses as a result of these transactions. Fees associated with standby letters of credit have been deferred and recorded in “Other liabilities” on the Consolidated Balance Sheets. These fees are immaterial to the Company’s consolidated financial statements at March 31, 2006.

D. Comprehensive Income

Total comprehensive income, which for the Company included net income and changes in unrealized gains and losses on the Company’s available for sale securities, amounted to $14.5 million and $20.3 million, respectively, for the three months ended March 31, 2006 and 2005.

E. Segment Information

The Company operates one reportable segment of business, Community Banks, which includes both of the Company’s banking subsidiaries. Through its Community Banks, the Company provides a broad range of retail and commercial banking services, and corporate trust services. Parent/Other includes the holding company, Commerce Insurance Services, Inc. and Commerce Capital Markets, Inc.

Selected segment information is as follows (in thousands):

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Community	Parent/		Community	Parent/
	Banks	Other	Total	Banks	Other	Total
Net interest income	$307,057	$873	$307,930	$280,955	$(2,054)	$278,901
Provision for loan losses	6,501		6,501	6,250	-	6,250
Net interest income after provision	300,556	873	301,429	274,705	(2,054)	272,651
Noninterest income	100,284	30,718	131,002	75,296	28,393	103,689
Noninterest expense	289,884	25,450	315,334	236,769	21,637	258,406
Income before income taxes	110,956	6,141	117,097	113,232	4,702	117,934
Income tax expense	37,499	2,301	39,800	39,092	1,705	40,797
Net income	$73,457	$3,840	$77,297	$74,140	$2,997	$77,137

Average assets (in millions)	$36,597	$2,691	$39,288	$28,714	$2,383	$31,097

F.  Net Income Per Share

The calculation of net income per share follows (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2006	2005

Basic:
Net income available to common shareholders - basic	$77,297	$77,137
Average common shares outstanding - basic	180,917	160,798
Net income per common share - basic	$0.43	$0.48

Diluted:
Net income	$77,297	$77,137
Add interest expense on Convertible Trust Capital Securities, net of tax		1,963
Net income available to common shareholders - diluted	$77,297	$79,100

Average common shares outstanding	180,917	160,798
Additional shares considered in diluted computation assuming:
Exercise of stock options	8,950	7,943
Conversion of Convertible Trust Capital Securities		7,582
Average common shares outstanding - diluted	189,867	176,323

Net income per common share - diluted	$0.41	$0.45

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Executive Summary

During the first three months of 2006, the Company experienced strong core deposit growth, which is the primary driver of the Company’s success. Core deposits grew to $35.9 billion, an increase of 28% over March 31, 2005, and 6% on a linked quarter basis. Comparable store core deposit growth per store was 18% for stores open two years or more and 22% for stores open one year or more. Total assets increased to $40.7 billion, an increase of 28% over March 31, 2005, while total loans increased $3.5 billion, or 35%, from $10.0 billion to $13.5 billion. Net income was $77.3 million and net income per share was $0.41 for the first three months of 2006. These results were impacted by the continued flat yield curve, which has impeded the Company’s historical net interest income growth.

Critical Accounting Policy

The Company has identified the policy related to the allowance for credit losses as being critical. The foregoing critical accounting policy is more fully described in the Company’s annual report on Form 10-K for the year ended December 31, 2005. During the first three months of 2006, there were no material changes to the estimates or methods by which estimates are derived with regard to the policy related to the allowance for credit losses.

Capital Resources

At March 31, 2006, stockholders’ equity totaled $2.4 billion or 5.94% of total assets, compared to $2.3 billion or 6.00% of total assets at December 31, 2005.

The Company and its subsidiaries are subject to risk-based capital standards issued by bank regulatory authorities. Under these standards, the Company is required to have Tier 1 capital (as defined in the regulations) of at least 4% and total capital (as defined in the regulations) of at least 8% of risk-adjusted assets (as defined in the regulations). Bank regulatory authorities have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets (as defined in the regulations).

The table below presents the Company’s and Commerce N.A.’s risk-based and leverage ratios at March 31, 2006 and 2005 (amounts in thousands):

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2006:
Company
Risk based capital ratios:
Tier 1	$2,389,749	11.80%	$810,055	4.00%	$1,215,083	6.00%
Total capital	2,538,043	12.53	1,620,111	8.00	2,025,139	10.00
Leverage ratio	2,389,749	6.09	1,570,680	4.00	1,963,350	5.00
Commerce N.A.
Risk based capital ratios:
Tier 1	$2,135,415	11.50%	$742,788	4.00%	$1,114,182	6.00%
Total capital	2,262,134	12.18	1,485,576	8.00	1,856,970	10.00
Leverage ratio	2,135,415	6.01	1,422,289	4.00	1,777,861	5.00

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2005:
Company
Risk based capital ratios:
Tier 1	$1,932,767	12.46%	$620,292	4.00%	$930,437	6.00%
Total capital	2,077,393	13.40	1,240,583	8.00	1,550,729	10.00
Leverage ratio	1,932,767	6.22	1,243,373	4.00	1,554,216	5.00
Commerce N.A.
Risk based capital ratios:
Tier 1	$1,695,458	12.04%	$563,348	4.00%	$845,022	6.00%
Total capital	1,821,217	12.93	1,126,695	8.00	1,408,369	10.00
Leverage ratio	1,695,458	6.08	1,115,983	4.00	1,394,978	5.00

At March 31, 2006, the Company’s consolidated capital levels and each of the Company’s bank subsidiaries met the regulatory definition of a “well capitalized” financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes that as of March 31, 2006, the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

Deposits

Total deposits at March 31, 2006 were $37.1 billion, up $7.6 billion, or 26% over total deposits of $29.5 billion at March 31, 2005, and up by $2.4 billion, or 7% from year-end 2005. Deposit growth during the first three months of 2006 included core deposit growth in all product and customer categories. The Company regards core deposits as all deposits other than public certificates of deposit. Core deposit growth by type of customer is as follows (in thousands):

	March 31, 2006	% of Total	March 31, 2005	% of Total	Annual Growth %

Consumer	$ 15,643,435	44%	$ 12,686,891	45%	23%

Commercial	13,641,723	38	10,142,285	36	35

Government	6,627,282	18	5,228,980	19	27

Total	$ 35,912,440	100%	$ 28,058,156	100%	28%

Comparable store core deposit growth is measured as the year over year percentage increase in core deposits at the balance sheet date. At March 31, 2006, the comparable store core deposit growth for stores open two years or more was 18% and for stores open one year or more was 22%.

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

The Company’s income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company’s model projects a proportionate plus 200 and minus 100 basis point change during the next year, with rates remaining constant in the second year. The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 10% of forecasted net income in the flat rate scenario in the first year and within 15% over the two year time frame. The following table illustrates the impact on projected net income at March 31, 2006 and 2005 of a plus 200 and minus 100 basis point change in interest rates.

	Basis Point Change
	Plus 200	Minus 100
March 31, 2006:
Twelve Months	(8.8)%	3.4%
Twenty Four Months	(2.5)%	1.8%

March 31, 2005:
Twelve Months	4.5%	(2.9)%
Twenty Four Months	7.6%	(8.7)%

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company’s assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company’s assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate plus 200 and minus 100 basis point change in rates. The Company’s ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate plus 200 and minus 100 basis point change would result in the loss of 45% or more of the excess of market value over book value in the current rate scenario. At March 31, 2006, the market value of equity model indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of the Company’s assets and liabilities given an immediate plus 200 or minus 100 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company’s core deposits, or the core deposit premium. Utilizing an independent consultant, the Company has completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums. The studies have consistently confirmed management’s assertion that the Company’s core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than the Company’s loans and investment securities. Thus, these core deposit balances provide a natural hedge to market value fluctuations in the Company’s fixed rate assets. At March 31, 2006, the average life of the Company’s core deposit transaction accounts was 16.5 years.

The market value of equity model analyzes both sides of the balance sheet and, as indicated below, demonstrates the inherent value of the Company’s core deposits in a rising rate environment. As rates rise, the value of the Company’s core deposits increases which helps offset the decrease in value of the Company’s fixed rate assets. The following table summarizes the market value of equity at March 31, 2006 (in millions, except for per share amounts):

	Market Value
	of Equity	Per Share

Plus 200 basis points	$8,157	$44.32

Current Rate	$8,527	$46.33

Minus 100 basis points	$7,853	$42.67

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company’s liquidity needs are primarily met by growth in core deposits, its cash position and cash flow from its amortizing investment and loan portfolios. If necessary, the Company has the ability to raise liquidity through collateralized borrowings, FHLB advances, or the sale of its available for sale investment portfolio. As of March 31, 2006 the Company had in excess of $16.2 billion in available liquidity which includes securities that could be sold or used for collateralized borrowings, cash on hand, and borrowing capacities under existing lines of credit. During the first three months of 2006, deposit growth, short-term borrowings and maturing investment securities were used to fund growth in the loan portfolio and purchase additional investment securities.

Short-Term Borrowings

Short-term borrowings, or other borrowed money, consist primarily of securities sold under agreements to repurchase and overnight lines of credit, and are used to meet short-term funding needs. During the first three months of 2006, the Company reduced its short-term borrowings, primarily through increased deposits. At March 31, 2006, short-term borrowings aggregated $869.8 million and had an average rate of 4.80%, as compared to $1.1 billion at an average rate of 4.32% at December 31, 2005.

Interest Earning Assets

The Company’s cash flow from deposit growth and repayments from its investment portfolio totaled approximately $3.3 billion for the first three months of 2006. This significant cash flow provides the Company with ongoing reinvestment opportunities as interest rates change. For the three month period ended March 31, 2006, interest earning assets increased $2.2 billion from $35.4 billion to $37.6 billion. This increase was primarily in investment securities and the loan portfolio as described below.

Loans

During the first three months of 2006, loans increased $822.0 million from $12.7 billion to $13.5 billion. All segments of the loan portfolio experienced growth in the first three months of 2006.

The following table summarizes the loan portfolio of the Company by type of loan as of the dates shown.

	March 31,	December 31,
	2006	2005
	(in thousands)
Commercial:
Term	$1,951,600	$1,781,148
Line of credit	1,632,310	1,517,347
	3,583,910	3,298,495

Owner-occupied	2,526,458	2,402,300
	6,110,368	5,700,795

Consumer:
Mortgages (1-4 family residential)	2,119,424	2,000,309
Installment	230,927	211,332
Home equity	2,484,333	2,353,581
Credit lines	90,282	100,431
	4,924,966	4,665,653
Commercial real estate:
Investor developer	2,156,040	2,001,674
Construction	289,236	290,530
	2,445,276	2,292,204
Total loans	$13,480,610	$12,658,652

Investments

In total, for the first three months of 2006, securities increased $1.4 billion from $22.7 billion to $24.1 billion. The available for sale portfolio increased $726.2 million to $10.2 billion at March 31, 2006 from $9.5 billion at December 31, 2005, and the held to maturity portfolio increased $700.4 million to $13.7 billion at March 31, 2006 from $13.0 billion at year-end 2005. The portfolio of trading securities decreased $19.5 million from year-end 2005 to $123.5 million at March 31, 2006.

Detailed below is information regarding the composition and characteristics of the Company’s investment portfolio, excluding trading securities, as of March 31, 2006.

	Available	Held to
Product Description	For Sale	Maturity	Total
	(in thousands)
Mortgage-backed Securities:
Federal Agencies Pass Through
Certificates (AAA Rated)	$1,485,247	$2,249,177	$3,734,424

Collateralized Mortgage
Obligations (AAA Rated)	8,003,218	9,542,836	17,546,054

U.S. Government agencies/Other	756,581	1,913,714	2,670,295

Total	$10,245,046	$13,705,727	$23,950,773

Duration (in years)	3.48	4.03	3.79
Average Life (in years)	6.37	6.34	6.35
Quarterly Average Yield	5.47%	5.11%	5.26%

At March 31, 2006, the after tax depreciation of the Company’s available for sale portfolio was $121.9 million.

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

A summary of the amortized cost and market value of securities available for sale and securities held to maturity (in thousands) at March 31, 2006 and December 31, 2005 follows:

	At March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Government agency and mortgage-backed obligations	$10,356,899	$6,452	$(212,326)	$10,151,025
Obligations of state and political subdivisions	58,837	15	(1,037)	57,815
Equity securities	9,679	11,959		21,638
Other	14,552	30	(14)	14,568
Securities available for sale	$10,439,967	$18,456	$(213,377)	$10,245,046

U.S. Government agency and mortgage-backed obligations	$13,078,763	$3,610	$(425,231)	$12,657,142
Obligations of state and political subdivisions	517,193	630	(2,009)	515,814
Other	109,771			109,771
Securities held to maturity	$13,705,727	$4,240	$(427,240)	$13,282,727

	At December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Government agency and mortgage-backed obligations	$9,529,645	$5,779	$(112,946)	$9,422,478
Obligations of state and political subdivisions	59,517	41	(431)	59,127
Equity securities	9,679	13,093		22,772
Other	14,330	116	(2)	14,444
Securities available for sale	$9,613,171	$19,029	$(113,379)	$9,518,821

U.S. Government agency and mortgage-backed obligations	$12,415,587	$5,191	$(252,231)	$12,168,547
Obligations of state and political subdivisions	490,257	1,216	(988)	490,485
Other	99,520			99,520
Securities held to maturity	$13,005,364	$6,407	$(253,219)	$12,758,552

There were no securities sold during the first quarter of 2006.

As described in Note 1 - Significant Accounting Policies of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company reviews the investment portfolio to determine if other-than-temporary impairment has occurred. Management does not believe any individual unrealized loss as of March 31, 2006 represents an other-than-temporary impairment.

Net Income

Net income for the first quarter of 2006 was $77.3 million, a slight increase over the $77.1 million recorded for the first quarter of 2005. On a per share basis, diluted net income for the first quarter of 2006 was $0.41 per common share compared to $0.45 per common share for the first quarter of 2005, a 9% decrease. The decrease in net income per share was primarily due to the impact of the continued flat yield curve on the Company’s net interest income.

Return on average assets (ROA) and return on average equity (ROE) for the first quarter of 2006 were 0.79% and 13.00%, respectively, compared to 0.99% and 17.98%, respectively, for the same 2005 period. Both ROA and ROE for the first quarter of 2006 continue to be impacted by the flat yield curve and the resulting impact on the Company’s net interest income.

Net Interest Income

Net interest income totaled $307.9 million for the first quarter of 2006, an increase of $29.0 million or 10% from $278.9 million in the first quarter of 2005. The increase in net interest income for the first quarter of 2006 was due to the Company’s continued ability to grow deposits as well as its loan and investment portfolios, offset by rate changes due to the existing interest rate environment.

On a tax equivalent basis, the Company recorded $313.8 million in net interest income in the first quarter of 2006, an increase of $30.8 million or 11% over the first quarter of 2005. As shown below, the increase in net interest income on a tax equivalent basis was due to volume increases in the Company’s earning assets, which were fueled by the Company’s continued growth of low-cost core deposits (in thousands).

	Net Interest Income
Quarter Ended	Volume	Rate	Total	%
March 31	Increase	Change	Increase	Increase

2006 vs. 2005	$ 68,517	$(37,745)	$30,772	11%

The net interest margin for the first quarter of 2006 was 3.53%, compared to 3.52% for the fourth quarter of 2005, and down 51 basis points from the 4.04% margin for the first quarter of 2005. The year over year compression in net interest margin was caused by the continued increase in short-term rates and the extended flat yield curve.

The following table sets forth balance sheet items on a daily average basis for the three months ended March 31, 2006, December 31, 2005 and March 31, 2005 and presents the daily average interest earned on assets and paid on liabilities for such periods.

Average Balances and Net Interest Income

	March 2006			December 2005			March 2005
	Average		Average	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities
Taxable	$22,325,450	$289,739	5.26%	$21,761,130	$273,042	4.98%	$18,192,721	$221,886	4.95%
Tax-exempt	549,794	6,956	5.13	518,699	6,279	4.80	405,771	3,313	3.31
Trading	108,670	1,255	4.69	124,625	1,838	5.85	111,732	1,395	5.06
Total investment securities	22,983,914	297,950	5.26	22,404,454	281,159	4.98	18,710,224	226,594	4.91
Federal funds sold	36,594	413	4.58	26,165	293	4.44	50,311	316	2.55
Loans
Commercial mortgages	4,491,557	76,193	6.88	4,124,373	68,958	6.63	3,527,626	55,095	6.33
Commercial	3,221,996	59,125	7.44	2,893,352	51,892	7.12	2,327,438	35,581	6.20
Consumer	4,817,562	74,127	6.24	4,402,231	68,197	6.15	3,423,574	49,974	5.92
Tax-exempt	492,283	8,506	7.01	487,280	8,570	6.98	391,510	7,028	7.28
Total loans	13,023,398	217,951	6.79	11,907,236	197,617	6.58	9,670,148	147,678	6.19
Total earning assets	$36,043,906	$516,314	5.81%	$34,337,855	$479,069	5.53%	$28,430,683	$374,588	5.35%
Sources of Funds
Interest-bearing liabilities
Savings	$ 9,712,691	$ 54,004	2.25%	$ 8,993,005	$ 45,866	2.02%	$ 6,558,587	$ 19,080	1.18%
Interest bearing demand	13,584,371	97,940	2.92	13,222,933	84,148	2.52	11,924,947	46,671	1.59
Time deposits	3,131,039	25,850	3.35	2,970,865	23,540	3.14	2,566,074	13,740	2.17
Public funds	952,132	10,411	4.43	861,920	8,447	3.89	781,282	4,658	2.42
Total deposits	27,380,233	188,205	2.79	26,048,723	162,001	2.47	21,830,890	84,149	1.56

Other borrowed money	1,316,437	14,328	4.41	1,213,323	12,386	4.05	703,223	4,410	2.54
Long-term debt							200,000	3,020	6.12
Total deposits and interest-bearing
liabilities	28,696,670	202,533	2.86	27,262,046	174,387	2.54	22,734,113	91,579	1.63
Noninterest-bearing funds (net)	7,347,236			7,075,809			5,696,570
Total sources to fund earning assets	$36,043,906	202,533	2.28	$34,337,855	174,387	2.01	$28,430,683	91,579	1.31

Net interest income and
margin tax-equivalent basis		$313,781	3.53%		$304,682	3.52%		$283,009	4.04%
Other Balances
Cash and due from banks	$ 1,286,259			$1,304,177			$ 1,180,375
Other assets	2,094,400			1,945,109			1,625,412
Total assets	39,288,182			37,445,373			31,096,724
Total deposits	35,295,835			33,783,365			28,220,513
Demand deposits (noninterest- bearing)	7,915,602			7,734,642			6,389,623
Other liabilities	298,278			282,218			256,677
Stockholders’ equity	2,377,632			2,166,467			1,716,311

Notes	-	Weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis assuming a federal tax rate of 35%.
	-	Non-accrual loans have been included in the average loan balance.

Noninterest Income

Noninterest income totaled $131.0 million for the first quarter of 2006, an increase of $27.3 million or 26% from $103.7 million in the first quarter of 2005. Deposit charges and service fees increased $22.3 million, or 37%, during the first quarter of 2006 as compared to the same period in 2005, primarily due to the Company’s growth in deposits. Other operating income, which includes the Company’s insurance and capital markets divisions, increased $6.1 million, or 14%. The increase in other operating income is more fully depicted in the following chart (in thousands):

	Three Months Ended March 31,
	2006	2005
Other operating income:
Insurance	$21,944	$19,789
Capital Markets	6,235	6,441
Loan Brokerage Fees	1,937	2,759
Other	18,605	13,628
Total other	$48,721	$42,617

All other operating income increased $5.0 million, or 37%, primarily due to increased revenues generated by the Company’s leasing division as well as revenues from eMoney Advisor, which were partially offset by a decrease in gains on SBA loans sales. The Company completed its acquisition of eMoney Advisor on February 1, 2006.

Noninterest Expense

For the first quarter of 2006, noninterest expense totaled $315.3 million, an increase of $56.9 million, or 22%, over the same period in 2005. Contributing to this increase was new store activity over the past twelve months, with the number of stores increasing from 319 at March 31, 2005 to 378 at March 31, 2006. With the addition of these new stores, staff, facilities, and related expenses rose accordingly.

Other noninterest expense increased $11.3 million, or 21%, over the first quarter of 2005. The increase in other noninterest expense is more fully depicted in the following chart (in thousands):

	Three Months Ended March 31,
	2006	2005
Other noninterest expense:
Business development costs	$8,810	$7,115
Bank-card related service charges	12,371	10,914
Professional services/Insurance	10,670	9,786
Provision for non-credit-related losses	7,812	7,672
Other	25,362	18,221
Total other	$65,025	$53,708

The growth in business development costs, bank-card related service charges, non-credit-related losses, which includes fraud and forgery losses on deposit and other non-credit related items, and other expenses was due to the Company’s growth in new stores and customer accounts.

The Company’s operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 71.85% for the first three months of 2006 as compared to 67.70% for the same 2005 period. The increase in operating efficiency ratio is primarily due to the impact of the flat yield curve on the Company’s net interest income. The Company’s efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

Loan and Asset Quality

Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at March 31, 2006 were $33.6 million, or 0.08% of total assets compared to $35.1 million or 0.09% of total assets at December 31, 2005 and $32.8 million or 0.10% of total assets at March 31, 2005.

Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at March 31, 2006 were $33.1 million or 0.25% of total loans compared to $34.8 million or 0.27% of total loans at December 31, 2005 and $32.0 million or 0.32% of total loans at March 31, 2005. At March 31, 2006, loans past due 90 days or more and still accruing interest amounted to $332 thousand compared to $248 thousand at December 31, 2005 and $233 thousand at March 31, 2005. Additional loans considered as potential problem loans by the Company’s credit review process ($79.4 million at March 31, 2006, compared to $62.7 million at December 31, 2005 and $34.7 million at March 31, 2005) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses. The increase in potential problem loans during the first three months of 2006 is primarily due to the addition of two large commercial credits, both of which have been determined to be adequately secured.

Total non-performing loans decreased by $1.7 million during the first quarter of 2006, which was primarily due to a $2.2 million decrease in mortgage non-accrual loans. During the first quarter, three non-accruing mortgage loans were paid off for a total of $2.1 million while no significant additions were made to mortgage non-accrual loans. The decrease in mortgage non-accrual loans led to the overall decrease in non-performing assets during the first three months of 2006. The overall asset quality of the Company, as measured in terms of non-performing assets to total assets, coverage ratios and non-performing assets to stockholders’ equity, remained strong.

The following summary presents information regarding non-performing loans and assets as of March 31, 2006 and the preceding four quarters (dollar amounts in thousands).

	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Non-accrual loans:
Commercial	$16,975	$16,712	$16,926	$20,467	$18,376
Consumer	9,285	8,834	8,559	8,641	8,723
Real estate:
Construction	1,726	1,763	1,882	178	178
Mortgage	2,096	4,329	3,353	3,086	1,290
Total non-accrual loans	30,082	31,638	30,720	32,372	28,567

Restructured loans:
Commercial	3,037	3,133	3,230	3,326	3,422
Total restructured loans	3,037	3,133	3,230	3,326	3,422

Total non-performing loans	33,119	34,771	33,950	35,698	31,989

Other real estate	435	279	310	349	777

Total non-performing assets	33,554	35,050	34,260	36,047	32,766

Loans past due 90 days or more
and still accruing	332	248	177	165	233

Total non-performing assets and
loans past due 90 days or more	$33,886	$35,298	$34,437	$36,212	$32,999

Total non-performing loans as a
percentage of total period-end loans	0.25%	0.27%	0.30%	0.33%	0.32%

Total non-performing assets as a
percentage of total period-end assets	0.08%	0.09%	0.09%	0.11%	0.10%

Total non-performing assets and loans
past due 90 days or more as a
percentage of total period-end assets	0.08%	0.09%	0.09%	0.11%	0.10%

Allowance for credit losses as a percentage
of total non-performing loans	432%	407%	409%	396%	435%

Allowance for credit losses as a percentage
of total period-end loans	1.06%	1.12%	1.23%	1.32%	1.40%

Total non-performing assets and loans
past due 90 days or more as a
percentage of stockholders’ equity and
allowance for loan losses	1%	1%	2%	2%	2%

The Company maintains an allowance for losses inherent in the loan and lease portfolio and an allowance for losses on unfunded credit commitments. During the fourth quarter of 2005, the Company reclassified the allowance related to losses on unfunded credit commitments out of the allowance for loan and lease losses to other liabilities. Prior to the fourth quarter of 2005, the Company included the portion of the allowance related to unfunded credit commitments in its allowance for loan and lease losses. The following table presents, for the periods indicated, an analysis of the allowance for credit losses and other related data (dollar amounts in thousands).

	Three Months Ended		Year Ended
	March 31,		December 31,
	2006	2005	2005
Balance at beginning of period	$141,464	$135,620	$135,620
Provisions charged to operating expenses	6,501	6,250	19,150
	147,965	141,870	154,770

Recoveries on loans previously charged-off:
Commercial	533	651	2,546
Consumer	511	833	2,566
Commercial real estate	1	50	80
Total recoveries	1,045	1,534	5,192

Loans charged-off:
Commercial	(4,186)	(2,602)	(13,944)
Consumer	(1,712)	(1,487)	(5,912)
Commercial real estate	(199)	(26)	(1,136)
Total charge-offs	(6,097)	(4,115)	(20,992)
Net charge-offs	(5,052)	(2,581)	(15,800)

Allowance for credit loss acquired bank			2,494

Balance at end of period	$142,913	$139,289	$141,464

Net charge-offs as a percentage of average loans outstanding	0.16%	0.11%	0.15%

Net Reserve Additions	$1,449	$3,669	$5,844
Components:
Allowance for loan and lease losses	$135,745	$139,289	$133,664
Allowance for unfunded credit commitments (1)	7,168		7,800
Total allowance for credit losses	$142,913	$139,289	$141,464

(1) During the fourth quarter of 2005, the allowance for unfunded credit commitments was reclassified from the allowance for loan and lease losses to other liabilities.

During the first three months of 2006, net charge-offs as a percentage of average loans outstanding were 0.16%, as compared to 0.11% for the same period in 2005. This increase was primarily attributable to an overall increase in charge-offs, which was led by commercial charge-offs. The net reserve addition for the first quarter of 2006 was reflective of the growth and overall credit quality of the Company’s loan portfolio.

The Company considers the allowance for credit losses of $142.9 million adequate to cover probable credit losses in the loan and lease portfolio and on unfunded credit commitments. The allowance for credit losses is increased by provisions charged to expense and reduced by charge-offs net of recoveries. The level of the allowance for loan and lease losses is based on an evaluation of individual large classified loans and nonaccrual loans, estimated losses based on risk characteristics of loans in the portfolio and other qualitative factors. The level of the allowance for losses on unfunded credit commitments is based on a risk characteristic methodology similar to that used in determining the allowance for loan and lease losses, taking into consideration the probability of funding these commitments. While the allowance for credit losses is maintained at a level considered to be adequate by management for estimated credit losses, determination of the allowance is inherently subjective, as it requires estimates that may be susceptible to significant change.

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

The Company cautions that the foregoing list of important factors is not exclusive. The Company cautions that any such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to differ materially from the future results, performance or achievements the Company has anticipated in such forward-looking statements. You should note that many factors, some of which are discussed in this Form 10-Q could affect the Company’s future financial results and could cause those results to differ materially from those expressed or implied in the Company’s forward-looking statements contained in this document. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operation, Interest Rate Sensitivity and Liquidity.

Item 4. Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2006. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a - 15(e), were effective, at the reasonable assurance level, to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of its principal executive officer and principal financial officer, also conducted an evaluation of changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, the Company’s management determined that no changes were made to the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a - 15(f), during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 2. Purchases of Certain Equity Securities by the Issuer and Affiliated Purchasers

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2006	109,363	$34.41
February 1 to February 28, 2006
March 1 to March 31, 2006
Total	109,363	$34.41

(1) Purchases were made by the Company for the payment of income taxes on the exercise of stock options by two executive officers.

Item 6. Exhibits

Exhibits

Exhibit 10.40 *	Description of Directors and Named Executive Officer’s compensation.

Exhibit 31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCORP, INC.
(Registrant)

MAY 9, 2006	/s/ DOUGLAS J. PAULS
(Date)	DOUGLAS J. PAULS
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)