Form 10-Q
period 2006-06-30
COMMERCE BANCORP INC /NJ/
filed 2006-08-04
CIK 715096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

Large accelerated filer X	Accelerated filer __	Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __	No X

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	186,497,629
(Title of Class)	(No. of Shares Outstanding as of July 31, 2006)

COMMERCE BANCORP, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

		June 30,	December 31,
	(dollars in thousands)	2006	2005
Assets	Cash and due from banks	$1,409,537	$1,284,064
	Federal funds sold	56,600	12,700
	Cash and cash equivalents	1,466,137	1,296,764
	Loans held for sale	43,825	30,091
	Trading securities	91,148	143,016
	Securities available for sale	11,074,128	9,518,821
	Securities held to maturity	14,415,921	13,005,364
	(market value 06/06-$13,904,538; 12/05-$12,758,552)
	Loans	14,273,526	12,658,652
	Less allowance for loan and lease losses	140,746	133,664
		14,132,780	12,524,988
	Bank premises and equipment, net	1,494,333	1,378,786
	Goodwill and other intangible assets	148,846	106,926
	Other assets	569,181	461,281
	Total assets	$43,436,299	$38,466,037

Liabilities	Deposits:
	Demand:
	Noninterest-bearing	$8,653,739	$8,019,878
	Interest-bearing	14,269,002	13,286,678
	Savings	10,765,985	9,486,712
	Time	4,361,036	3,933,445
	Total deposits	38,049,762	34,726,713
	Other borrowed money	2,568,445	1,106,443
	Other liabilities	291,732	323,708
	Total liabilities	40,909,939	36,156,864

Stockholders’	Common stock, 186,661,589 shares
Equity	issued (179,498,717 shares in 2005)	186,662	179,499
	Capital in excess of par value	1,646,984	1,450,843
	Retained earnings	863,229	750,710
	Accumulated other comprehensive loss	(154,043)	(59,169)
		2,542,832	2,321,883

	Less treasury stock, at cost, 946,626 shares
	(837,338 shares in 2005)	16,472	12,710
	Total stockholders’ equity	2,526,360	2,309,173
	Total liabilities and stockholders’ equity	$43,436,299	$38,466,037

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
	(dollars in thousands, except per share amounts)	2006	2005	2006	2005
Interest	Interest and fees on loans	$236,890	$161,839	$451,864	$307,057
income	Interest on investments	325,022	234,970	620,098	459,916
	Other interest	250	889	663	1,205
	Total interest income	562,162	397,698	1,072,625	768,178

Interest	Interest on deposits:
expense	Demand	118,085	53,755	216,025	100,426
	Savings	64,157	23,258	118,161	42,338
	Time	41,174	22,281	77,435	40,679
	Total interest on deposits	223,416	99,294	411,621	183,443
	Interest on other borrowed money	19,809	6,917	34,137	11,327
	Interest on long-term debt		3,020		6,040
	Total interest expense	243,225	109,231	445,758	200,810

	Net interest income	318,937	288,467	626,867	567,368
	Provision for credit losses	7,500	4,500	14,001	10,750
	Net interest income after provision for
	credit losses	311,437	283,967	612,866	556,618

Noninterest	Deposit charges and service fees	91,653	68,802	173,934	128,766
income	Other operating income	51,303	42,152	100,024	84,769
	Net investment securities gains		4,689		5,797
	Total noninterest income	142,956	115,643	273,958	219,332

Noninterest	Salaries and benefits	150,630	127,552	295,455	246,853
expense	Occupancy	45,487	39,110	91,727	77,103
	Furniture and equipment	39,656	28,895	75,616	57,821
	Office	14,398	12,577	29,871	25,254
	Marketing	11,699	8,456	19,510	14,257
	Other	71,914	61,909	136,939	115,617
	Total noninterest expenses	333,784	278,499	649,118	536,905

	Income before income taxes	120,609	121,111	237,706	239,045
	Provision for federal and state income taxes	41,089	41,702	80,889	82,499
	Net income	$79,520	$79,409	$156,817	$156,546

	Net income per common and common
	equivalent share:
	Basic	$0.43	$0.49	$0.86	$0.97
	Diluted	$0.41	$0.46	$0.82	$0.91
	Average common and common equivalent
	shares outstanding:
	Basic	184,437	162,287	182,686	161,547
	Diluted	193,842	177,202	191,914	176,724
	Dividends declared, common stock	$0.12	$0.11	$0.24	$0.22

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

		Six Months Ended June 30,
	(dollars in thousands)	2006	2005
Operating	Net income	$156,817	$156,546
activities	Adjustments to reconcile net income to net cash
	provided by operating activities:
	Provision for credit losses	14,001	10,750
	Provision for depreciation, amortization and accretion	76,179	75,851
	Stock-based compensation expense	2,733
	Gain on sales of securities		(5,797)
	Proceeds from sales of loans held for sale	291,142	346,381
	Originations of loans held for sale	(304,876)	(367,246)
	Net decrease (increase) in trading securities	51,868	(14,791)
	Increase in other assets, net	(49,605)	(24,914)
	Decrease in other liabilities	(46,437)	(89,165)
	Net cash provided by operating activities	191,822	87,615

Investing	Proceeds from the sales of securities available for sale		1,751,170
activities	Proceeds from the maturity of securities available for sale	969,424	1,462,746
	Proceeds from the maturity of securities held to maturity	1,096,533	1,184,845
	Purchase of securities available for sale	(2,681,109)	(2,875,296)
	Purchase of securities held to maturity	(2,514,270)	(2,438,003)
	Net increase in loans	(1,621,793)	(1,488,651)
	Capital expenditures	(180,169)	(127,658)
	Net cash used by investing activities	(4,931,384)	(2,530,847)

Financing	Net increase in demand and savings deposits	2,895,458	2,509,988
activities	Net increase in time deposits	427,591	350,190
	Net increase (decrease) in other borrowed money	1,462,002	(93,849)
	Dividends paid	(43,452)	(35,378)
	Proceeds from issuance of common stock under dividend reinvestment and other stock plans	167,300	76,914
	Other	36	(1,393)
	Net cash provided by financing activities	4,908,935	2,806,472

	Increase in cash and cash equivalents	169,373	363,240
	Cash and cash equivalents at beginning of year	1,296,764	1,050,806
	Cash and cash equivalents at end of period	$1,466,137	$1,414,046

	Supplemental disclosures of cash flow information:
	Cash paid during the period for:
	Interest	$441,040	$198,427
	Income taxes	77,279	75,370
	Other noncash activities:
	Transfer of loans to held for sale		249,500

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

Six months ended June 30, 2006
(in thousands)
		Capital in			Accumulated
		Excess of			Other
	Common	Par	Retained	Treasury	Comprehensive
	Stock	Value	Earnings	Stock	Loss	Total

Balances at December 31, 2005	$179,499	$1,450,843	$750,710	$(12,710)	$(59,169)	$2,309,173
Net income			156,817			156,817
Other comprehensive loss, net of tax
Unrealized loss on securities (pre-tax $152,964)					(94,874)	(94,874)
Total comprehensive income						61,943
Cash dividends			(44,297)			(44,297)
Shares issued under dividend reinvestment
and compensation and benefit plans (6,303 shares)	6,303	164,758				171,061
Acquisition of eMoney Advisor, Inc. (860 shares)	860	28,140				29,000
Other		3,243	(1)	(3,762)		(520)
Balances at June 30, 2006	$186,662	$1,646,984	$863,229	$(16,472)	$(154,043)	$2,526,360

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

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. The results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The consolidated financial statements include the accounts of Commerce Bancorp, Inc. and its consolidated subsidiaries. All material intercompany transactions have been eliminated. Certain amounts from prior periods have been reclassified to conform with 2006 presentation.

B.	Stock-Based Compensation

The Company has one stock-based employee compensation plan, the 2004 Employee Stock Option Plan, which is described more fully in Note 15 - Benefit Plans of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Prior to January 1, 2006, the Company accounted for this plan in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations. The Company also has a plan for its non-employee directors, which was also accounted for under APB 25. No stock-based compensation was recognized in the Consolidated Statements of Income for the three and six month periods ended June 30, 2005, as all options granted under the Company’s option plans had an exercise price equal to the market value on the date of grant. Effective January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123). FAS 123R was adopted using the modified prospective method. Under the modified prospective method, compensation cost for the three and six months ended June 30, 2006 included (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value net of estimated forfeitures, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value net of estimated forfeitures. Results for prior periods have not been restated.

The Company uses the Black-Scholes option pricing model to estimate an option’s fair value. The fair value of options included in the compensation charge recorded in the first six months of 2006 were estimated using the following assumption ranges: risk-free interest rates of 3.00% to 4.68%, dividend yields of 1.32% to 2.50%, expected volatility of 25.4% to 30.4%, and weighted average expected lives of 4.63 to 5.27 years. The risk-free interest rate is based on the 5-year U.S. Treasury yield in effect at the time of grant. The dividend yields reflect the Company’s actual dividend yield at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock over the 5-year period prior to the grant date. The weighted average expected lives represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. All options vest evenly over four years from the date of grant and expire 10 years from the date of grant. Compensation cost is recognized, net of estimated forfeitures, over the vesting period of the options on a straight-line basis.

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

As a result of adopting FAS 123R on January 1, 2006, the Company recorded compensation expense of approximately $2.3 million and $2.7 million during the three months and six months ended June 30, 2006, respectively. Adopting FAS 123R decreased net income per share by $.01 for both the three and six months ended June 30, 2006. There was no material impact to cash flows resulting from the adoption of FAS 123R as compared to what would have been recorded under APB 25. As of June 30, 2006, the total remaining unrecognized compensation cost related to stock options granted under the Company’s plans was $34.4 million, which is expected to be recognized over a weighted-average vesting period of 3.7 years.

The following table summarizes stock option activity for the six months ended June 30, 2006:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2006	26,894,076	$19.88
Options granted	4,050,577	36.41
Options exercised	2,950,939	19.12
Options canceled	85,436	33.60
Outstanding at June 30, 2006	27,908,278	$22.26	6.1
Exercisable at June 30, 2006	23,968,656	$19.95	5.5

The weighted-average fair value of options granted during the six months ended June 30, 2006 was $9.57.

Cash received from option exercises for the six months ended June 30, 2006 was approximately $54.9 million. The intrinsic value of stock options exercised during the six months ended June 30, 2006 was approximately $48.4 million. The aggregate intrinsic value for stock options outstanding and exercisable at June 30, 2006 was $374.2 million and $376.7 million, respectively.

For the three and six months ended June 30, 2005, the Company accounted for stock-based compensation in accordance with APB 25. The following table provides the pro forma effect on net income and net income per share as if the Company had recorded stock-based compensation expense for share based awards in accordance with FAS 123 (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Reported net income	$79,409	$156,546
Less: Stock option compensation expense
determined under fair value method, net of tax	(4,031)	(8,062)
Pro forma net income, basic	$75,378	$148,484
Add: Interest expense on Convertible Trust
Capital Securities, net of tax	1,963	3,926
Pro forma net income, diluted	$77,341	$152,410

Reported net income per share:
Basic	$0.49	$0.97
Diluted	$0.46	$0.91

Pro forma net income per share:
Basic	$0.46	$0.92
Diluted	$0.44	$0.86

C. Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments. Management does not anticipate any material losses as a result of these transactions. Fees associated with standby letters of credit have been deferred and recorded in “Other liabilities” on the Consolidated Balance Sheets. These fees are immaterial to the Company’s consolidated financial statements at June 30, 2006.

D. Comprehensive Income

Total comprehensive income, which for the Company included net income and changes in unrealized gains and losses on the Company’s available for sale securities, amounted to $47.4 million and $123.7 million, respectively, for the three months ended June 30, 2006 and 2005. For the six months ended June 30, 2006 and 2005, total comprehensive income was $61.9 million and $144.0 million, respectively.

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

Selected segment information is as follows (in thousands):

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Community	Parent/		Community	Parent/
	Banks	Other	Total	Banks	Other	Total
Net interest income	$317,861	$1,076	$318,937	$289,859	$(1,392)	$288,467
Provision for credit losses	7,500		7,500	4,500		4,500
Net interest income after provision	310,361	1,076	311,437	285,359	(1,392)	283,967
Noninterest income	112,306	30,650	142,956	89,923	25,720	115,643
Noninterest expense	305,867	27,917	333,784	257,899	20,600	278,499
Income before income taxes	116,800	3,809	120,609	117,383	3,728	121,111
Income tax expense	39,691	1,398	41,089	40,537	1,165	41,702
Net income	$77,109	$2,411	$79,520	$76,846	$2,563	$79,409

Average assets (in millions)	$39,080	$2,809	$41,889	$30,225	$2,538	$32,763

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Community	Parent/		Community	Parent/
	Banks	Other	Total	Banks	Other	Total
Net interest income	$624,918	$1,949	$626,867	$570,814	$(3,446)	$567,368
Provision for credit losses	14,001		14,001	10,750		10,750
Net interest income after provision	610,917	1,949	612,866	560,064	(3,446)	556,618
Noninterest income	212,590	61,368	273,958	165,219	54,113	219,332
Noninterest expense	595,751	53,367	649,118	494,668	42,237	536,905
Income before income taxes	227,756	9,950	237,706	230,615	8,430	239,045
Income tax expense	77,190	3,699	80,889	79,629	2,870	82,499
Net income	$150,566	$6,251	$156,817	$150,986	$5,560	$156,546

Average assets (in millions)	$37,846	$2,750	$40,596	$29,475	$2,460	$31,935

F.	Net Income Per Share

The calculation of net income per share follows (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Basic:
Net income available to common shareholders - basic	$79,520	$79,409	$156,817	$156,546
Average common shares outstanding - basic	184,437	162,287	182,686	161,547
Net income per common share - basic	$0.43	$0.49	$0.86	$0.97

Diluted:
Net income	$79,520	$79,409	$156,817	$156,546
Add interest expense on Convertible Trust Capital Securities,
net of tax		1,963		3,926
Net income available to common shareholders - diluted	$79,520	$81,372	$156,817	$160,472

Average common shares outstanding	184,437	162,287	182,686	161,547
Additional shares considered in diluted computation assuming:
Exercise of stock options	9,405	7,333	9,228	7,595
Conversion of Convertible Trust Capital Securities		7,582		7,582
Average common shares outstanding - diluted	193,842	177,202	191,914	176,724

Net income per common share - diluted	$0.41	$0.46	$0.82	$0.91

G.	New Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”, and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of January 1, 2007. The Company is currently evaluating the impact, if any, that FIN 48 will have on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Executive Summary

During the first six months of 2006, the Company experienced strong core deposit growth, which is the primary driver of the Company’s success. Core deposits grew to $36.8 billion, an increase of 24% over June 30, 2005. Comparable store core deposit growth per store was 17% for stores open two years or more and 20% for stores open one year or more. Total assets increased to $43.4 billion, an increase of 30% over June 30, 2005, while total loans increased $3.6 billion, or 34%, from $10.7 billion to $14.3 billion. Net income was $79.5 and $156.8 million and net income per share was $.41 and $.82, respectively, for the three and six months ended June 30, 2006. These results were impacted by the continued flat yield curve, which has impeded the Company’s historical net interest income growth.

Critical Accounting Policy

The Company has identified the policy related to the allowance for credit losses as being critical. The foregoing critical accounting policy is more fully described in the Company’s annual report on Form 10-K for the year ended December 31, 2005. During the first six months of 2006, there were no material changes to the estimates or methods by which estimates are derived with regard to the policy related to the allowance for credit losses.

Capital Resources

At June 30, 2006, stockholders’ equity totaled $2.5 billion or 5.82% of total assets, compared to $2.3 billion or 6.00% of total assets at December 31, 2005.

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

The table below presents the Company’s and Commerce N.A.’s risk-based and leverage ratios at June 30, 2006 and 2005 (amounts in thousands):

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2006:
Company
Risk based capital ratios:
Tier 1	$2,531,557	11.81%	$857,391	4.00%	$1,286,086	6.00%
Total capital	2,685,877	12.53	1,714,781	8.00	2,143,477	10.00
Leverage ratio	2,531,557	6.03	1,678,616	4.00	2,098,270	5.00
Commerce N.A.
Risk based capital ratios:
Tier 1	$2,287,048	11.62%	$787,446	4.00%	$1,181,169	6.00%
Total capital	2,417,485	12.28	1,574,892	8.00	1,968,616	10.00
Leverage ratio	2,287,048	6.00	1,524,734	4.00	1,905,918	5.00

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2005:
Company
Risk based capital ratios:
Tier 1	$2,032,129	12.39%	$656,250	4.00%	$984,375	6.00%
Total capital	2,179,616	13.29	1,312,500	8.00	1,640,626	10.00
Leverage ratio	2,032,129	6.20	1,310,297	4.00	1,637,871	5.00
Commerce N.A.
Risk based capital ratios:
Tier 1	$1,780,808	11.95%	$595,863	4.00%	$893,794	6.00%
Total capital	1,908,240	12.81	1,191,725	8.00	1,489,656	10.00
Leverage ratio	1,780,808	6.05	1,177,297	4.00	1,471,622	5.00

At June 30, 2006, the Company’s consolidated capital levels and each of the Company’s bank subsidiaries met the regulatory definition of a “well capitalized” financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes that as of June 30, 2006, the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

Deposits

Total deposits at June 30, 2006 were $38.0 billion, up $7.5 billion, or 25% over total deposits of $30.5 billion at June 30, 2005, and up by $3.3 billion, or 10% from year-end 2005. Deposit growth during the first six months of 2006 included core deposit growth in all product and customer categories. The Company regards core deposits as all deposits other than public certificates of deposit. Core deposit growth by type of customer is as follows (in thousands):

	June 30, 2006	% of Total	June 30, 2005	% of Total	Annual Growth %

Consumer	$15,765,786	43%	$13,249,720	45%	19%

Commercial	14,637,257	40	11,179,385	38	31

Government	6,380,831	17	5,195,726	17	23

Total	$36,783,874	100%	$29,624,831	100%	24%

Comparable store core deposit growth is measured as the year over year percentage increase in core deposits at the balance sheet date. At June 30, 2006, the comparable store core deposit growth for stores open two years or more was 17% and for stores open one year or more was 20%.

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

The Company’s income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company’s model projects a proportionate plus 200 and minus 100 basis point change during the next year, with rates remaining constant in the second year. The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 10% of forecasted net income in the flat rate scenario in the first year and within 15% over the two year time frame. The following table illustrates the impact on projected net income at June 30, 2006 and 2005 of a plus 200 and minus 100 basis point change in interest rates.

	Basis Point Change
	Plus 200	Minus 100
June 30, 2006:
Twelve Months	(9.8)%	3.3%
Twenty Four Months	(5.4)%	1.1%

June 30, 2005:
Twelve Months	0.6%	(7.4)%
Twenty Four Months	12.6%	(7.6)%

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company’s assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company’s assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate plus 200 and minus 100 basis point change in rates. The Company’s ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate plus 200 and minus 100 basis point change would result in the loss of 45% or more of the excess of market value over book value in the current rate scenario. At June 30, 2006, the market value of equity model indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of the Company’s assets and liabilities given an immediate plus 200 or minus 100 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company’s core deposits, or the core deposit premium. Utilizing an independent consultant, the Company has completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums. The studies have consistently confirmed management’s assertion that the Company’s core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than the Company’s loans and investment securities. Thus, these core deposit balances provide a natural hedge to market value fluctuations in the Company’s fixed rate assets. At June 30, 2006, the average life of the Company’s core deposit transaction accounts was 16.8 years.

The market value of equity model analyzes both sides of the balance sheet and, as indicated below, demonstrates the inherent value of the Company’s core deposits in a rising rate environment. As rates rise, the value of the Company’s core deposits increases which helps offset the decrease in value of the Company’s fixed rate assets. The following table summarizes the market value of equity at June 30, 2006 (in millions, except for per share amounts):

	Market Value
	of Equity	Per Share

Plus 200 basis points	$8,263	$44.27

Current Rate	$9,134	$48.93

Minus 100 basis points	$8,777	$47.02

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company’s liquidity needs are primarily met by growth in core deposits, its cash position and cash flow from its amortizing investment and loan portfolios. If necessary, the Company has the ability to raise liquidity through collateralized borrowings, FHLB advances or other means. As of June 30, 2006 the Company had in excess of $14.5 billion in available liquidity which includes securities that could be sold or used for collateralized borrowings, cash on hand, and borrowing capacities under existing lines of credit. During the first six months of 2006, deposit growth, short-term borrowings and maturing investment securities were used to fund growth in the loan portfolio and purchase additional investment securities.

Short-Term Borrowings

Short-term borrowings, or other borrowed money, consist primarily of securities sold under agreements to repurchase and overnight lines of credit, and are used to meet short-term funding needs. During the first six months of 2006, the Company’s short-term borrowings increased and at June 30, 2006 aggregated $2.6 billion at an average rate of 5.35%, as compared to $1.1 billion at an average rate of 4.32% at December 31, 2005.

Interest Earning Assets

The Company’s cash flow from deposit growth and repayments from its investment portfolio totaled approximately $5.4 billion for the first six months of 2006. This significant cash flow provides the Company with ongoing reinvestment opportunities as interest rates change. For the six month period ended June 30, 2006, interest earning assets increased $4.5 billion from $35.4 billion to $39.9 billion. This increase was primarily in investment securities and the loan portfolio as described below.

Loans

During the first six months of 2006, loans increased $1.6 billion from $12.7 billion to $14.3 billion. All segments of the loan portfolio experienced growth in the first six months of 2006.

The following table summarizes the loan portfolio of the Company by type of loan as of the dates shown.

	June 30,	December 31,
	2006	2005
	(in thousands)
Commercial:
Term	$2,028,761	$1,781,148
Line of credit	1,702,539	1,517,347
	3,731,300	3,298,495

Owner-occupied	2,613,555	2,402,300
	6,344,855	5,700,795

Consumer:
Mortgages (1-4 family residential)	2,198,114	2,000,309
Installment	265,639	211,332
Home equity	2,714,150	2,353,581
Credit lines	100,544	100,431
	5,278,447	4,665,653
Commercial real estate:
Investor developer	2,329,475	2,001,674
Construction	320,749	290,530
	2,650,224	2,292,204
Total loans	$14,273,526	$12,658,652

Investments

In total, for the first six months of 2006, securities increased $2.9 billion from $22.7 billion to $25.6 billion. The available for sale portfolio increased $1.6 billion to $11.1 billion at June 30, 2006 from $9.5 billion at December 31, 2005, and the held to maturity portfolio increased $1.4 billion to $14.4 billion at June 30, 2006 from $13.0 billion at year-end 2005. The portfolio of trading securities decreased $51.9 million from year-end 2005 to $91.1 million at June 30, 2006.

Detailed below is information regarding the composition and characteristics of the Company’s investment portfolio, excluding trading securities, as of June 30, 2006.

	Available	Held to
Product Description	For Sale	Maturity	Total
	(in thousands)
Mortgage-backed Securities:
Federal Agencies Pass Through
Certificates (AAA Rated)	$1,803,892	$2,172,732	$3,976,624

Collateralized Mortgage
Obligations (AAA Rated)	8,467,838	10,420,970	18,888,808

U.S. Government agencies/Other	802,398	1,822,219	2,624,617

Total	$11,074,128	$14,415,921	$25,490,049

Duration (in years)	3.87	4.38	4.16
Average Life (in years)	6.58	6.51	6.54
Quarterly Average Yield	5.60%	5.19%	5.37%

At June 30, 2006, the after tax depreciation of the Company’s available for sale portfolio was $154.0 million.

The Company’s mortgage-backed securities (MBS) portfolio comprises 89% of the total investment portfolio. The MBS portfolio consists of Federal Agencies Pass-Through Certificates and Collateralized Mortgage Obligations (CMO’s) which are issued by federal agencies and other private sponsors. The Company’s investment policy does not permit investments in inverse floaters, IO’s, PO’s and other similar issues.

A summary of the amortized cost and market value of securities available for sale and securities held to maturity (in thousands) at June 30, 2006 and December 31, 2005 follows:

	At June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Government agency and mortgage-backed obligations	$11,240,485	$6,704	$(264,711)	$10,982,478
Obligations of state and political subdivisions	56,967	7	(2,388)	54,586
Equity securities	9,679	13,193		22,872
Other	14,312		(120)	14,192
Securities available for sale	$11,321,443	$19,904	$(267,219)	$11,074,128

U.S. Government agency and mortgage-backed obligations	$13,876,344	$3,996	$(512,957)	$13,367,383
Obligations of state and political subdivisions	410,695	261	(2,683)	408,273
Other	128,882			128,882
Securities held to maturity	$14,415,921	$4,257	$(515,640)	$13,904,538

	At December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Government agency and mortgage-backed obligations	$9,529,645	$5,779	$(112,946)	$9,422,478
Obligations of state and political subdivisions	59,517	41	(431)	59,127
Equity securities	9,679	13,093		22,772
Other	14,330	116	(2)	14,444
Securities available for sale	$9,613,171	$19,029	$(113,379)	$9,518,821

U.S. Government agency and mortgage-backed obligations	$12,415,587	$5,191	$(252,231)	$12,168,547
Obligations of state and political subdivisions	490,257	1,216	(988)	490,485
Other	99,520			99,520
Securities held to maturity	$13,005,364	$6,407	$(253,219)	$12,758,552

There were no securities sold during the three months and six months ended June 30, 2006.

As described in Note 1 - Significant Accounting Policies of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company reviews the investment portfolio to determine if other-than-temporary impairment has occurred. Management does not believe any individual unrealized loss as of June 30, 2006 represents an other-than-temporary impairment.

Net Income

Net income for the second quarter of 2006 was $79.5 million, a slight increase over the $79.4 million recorded for the second quarter of 2005. Net income for the first six months of 2006 totaled $156.8 million, also a slight increase over the $156.5 million recorded for the first six months of 2005. On a per share basis, diluted net income for the second quarter and first six months of 2006 was $0.41 and $0.82 per common share compared to $0.46 and $0.91 per common share for the same periods in 2005, respectively. The decrease in net income per share was primarily due to the increase in average common shares outstanding as well as the impact of the continued flat yield curve, which impeded the Company’s historical net interest income growth.

Return on average assets (ROA) and return on average equity (ROE) for the second quarter of 2006 were 0.76% and 12.83%, respectively, compared to 0.97% and 17.68%, respectively, for the same 2005 period. ROA and ROE for the first six months of 2006 were 0.77% and 12.92%, respectively, compared to 0.98% and 17.82%, respectively, for the same 2005 period. Both ROA and ROE for the second quarter and first six months of 2006 continue to be impacted by the flat yield curve and the resulting impact on the Company’s net income.

Net Interest Income

Net interest income totaled $318.9 million for the second quarter of 2006, an increase of $30.5 million or 11% from $288.5 million in the second quarter of 2005. Net interest income for the first six months of 2006 was $626.9 million, up $59.5 million or 10% from $567.4 million for the first six months of 2005. The increase in net interest income for the second quarter and first six months of 2006 was due to the Company’s continued ability to grow deposits, which fund its loan and investment portfolios, offset by rate changes due to the existing interest rate environment.

On a tax equivalent basis, the Company recorded $325.0 million in net interest income in the second quarter of 2006, an increase of $31.9 million or 11% over the second quarter of 2005. For the first six months of 2006, net interest income on a tax equivalent basis was $638.8 million, an increase of $62.7 million or 11% over the first six months of 2005. As shown below, the increase in net interest income on a tax equivalent basis was due to volume increases in the Company’s earning assets, which were fueled by the Company’s continued growth of core deposits (in thousands).

	Net Interest Income
	Volume	Rate	Total	%
2006 vs. 2005	Increase	Change	Increase	Increase

Quarter Ended June 30	$69,010	$(37,095)	$31,915	11%

Six Months Ended June 30	$137,932	$(75,245)	$62,687	11%

The net interest margin for the second quarter of 2006 decreased 14 basis points to 3.39%, compared to 3.53% for the first quarter of 2006, and down 54 basis points from the 3.93% margin for the second quarter of 2005. The compression in net interest margin was caused by the ongoing increase in short-term rates and the continuing flat yield curve.

The following table sets forth balance sheet items on a daily average basis for the three months ended June 30, 2006, March 31, 2006 and June 30, 2005 and presents the daily average interest earned on assets and paid on liabilities for such periods.

Average Balances and Net Interest Income

	June 2006			March 2006			June 2005
	Average		Average	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities
Taxable	$23,851,645	$319,271	5.37%	$22,325,450	$289,739	5.26%	$18,821,647	$231,275	4.93%
Tax-exempt	559,733	7,322	5.25	549,794	6,956	5.13	374,448	3,257	3.49
Trading	113,049	1,525	5.41	108,670	1,255	4.69	178,037	2,427	5.47
Total investment securities	24,524,427	328,118	5.37	22,983,914	297,950	5.26	19,374,132	236,959	4.91
Federal funds sold	19,898	250	5.04	36,594	413	4.58	117,491	889	3.03
Loans
Commercial mortgages	4,784,584	83,903	7.03	4,491,557	76,193	6.88	3,707,963	59,684	6.46
Commercial	3,492,946	66,879	7.68	3,221,996	59,125	7.44	2,569,001	41,417	6.47
Consumer	5,115,609	80,560	6.32	4,817,562	74,127	6.24	3,720,529	55,819	6.02
Tax-exempt	498,492	8,535	6.87	492,283	8,506	7.01	426,032	7,568	7.12
Total loans	13,891,631	239,877	6.93	13,023,398	217,951	6.79	10,423,525	164,488	6.33
Total earning assets	$38,435,956	$568,245	5.93%	$36,043,906	$516,314	5.81%	$29,915,148	$402,336	5.39%
Sources of Funds
Interest-bearing liabilities
Savings	$10,344,463	$64,157	2.49%	$9,712,691	$54,004	2.25%	$7,082,969	$23,258	1.32%
Interest bearing demand	14,597,277	118,085	3.24	13,584,371	97,940	2.92	12,094,680	53,755	1.78
Time deposits	3,088,653	25,949	3.37	3,131,039	25,850	3.35	2,668,791	16,085	2.42
Public funds	1,224,298	15,225	4.99	952,132	10,411	4.43	828,305	6,196	3.00
Total deposits	29,254,691	223,416	3.06	27,380,233	188,205	2.79	22,674,745	99,294	1.76

Other borrowed money	1,624,229	19,809	4.89	1,316,437	14,328	4.41	845,462	6,917	3.28
Long-term debt							200,000	3,020	6.06
Total deposits and interest-bearing
liabilities	30,878,920	243,225	3.16	28,696,670	202,533	2.86	23,720,207	109,231	1.85
Noninterest-bearing funds (net)	7,557,036			7,347,236			6,194,941
Total sources to fund earning assets	$38,435,956	243,225	2.54	$36,043,906	202,533	2.28	$29,915,148	109,231	1.46

Net interest income and
margin tax-equivalent basis		$325,020	3.39%		$313,781	3.53%		$293,105	3.93%
Other Balances
Cash and due from banks	$1,278,137			$1,286,259			$1,241,372
Other assets	2,314,307			2,094,400			1,749,133
Total assets	41,888,789			39,288,182			32,763,128
Total deposits	37,486,585			35,295,835			29,661,511
Demand deposits (noninterest- bearing)	8,231,894			7,915,602			6,986,766
Other liabilities	299,622			298,278			259,873
Stockholders’ equity	2,478,353			2,377,632			1,796,282

Notes	-	Weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis assuming a federal tax rate of 35%.
	-	Non-accrual loans have been included in the average loan balance.

Noninterest Income

Noninterest income totaled $143.0 million for the second quarter of 2006, an increase of $27.4 million or 24% from $115.6 million in the second quarter of 2005. Noninterest income for the first six months of 2006 increased to $274.0 million from $219.3 million in the first six months of 2005, a 25% increase. Deposit charges and service fees increased $22.9 million, or 33%, and $45.2 million, or 35%, during the second quarter and first six months of 2006, respectively, as compared to the same periods in 2005, primarily due to growth in customer accounts and transaction volumes. Other operating income, which includes the Company’s insurance and capital markets divisions, increased $9.2 million, or 22%, and $15.3 million, or 18%, during the second quarter and first six months of 2006, respectively, as compared to the same periods in 2005. The increase in other operating income is more fully depicted in the following chart (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Other operating income:
Insurance	$20,573	$18,750	$42,517	$38,539
Capital Markets	7,263	7,248	13,498	13,687
Loan Brokerage Fees	2,183	2,949	4,119	5,708
Other	21,284	13,205	39,890	26,835
Total other	$51,303	$42,152	$100,024	$84,769

All other operating income increased $8.1 million, or 61%, and $13.1 million, or 49%, during the second quarter and first six months of 2006, respectively, primarily due to increased revenues generated by the Company’s leasing division, income from other investments and revenues from eMoney Advisor, all of which were partially offset by a decrease in gains on SBA loans sales. The Company completed its acquisition of eMoney Advisor on February 1, 2006.

Noninterest Expense

For the second quarter of 2006, noninterest expense totaled $333.8 million, an increase of $55.3 million, or 20%, over the same period in 2005. For the first six months of 2006, noninterest expense totaled $649.1 million, an increase of $112.2 million or 21% over $536.9 million for the first six months of 2005. Contributing to this increase was new store activity over the past twelve months, with the number of stores increasing from 326 at June 30, 2005 to 389 at June 30, 2006. With the addition of these new stores, staff, facilities, and related expenses rose accordingly.

Other noninterest expense increased $10.0 million, or 16%, and $21.3 million, or 18%, over the second quarter and first six months of 2005, respectively. The increase in other noninterest expense is more fully depicted in the following chart (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Other noninterest expense:
Business development costs	$13,459	$13,655	$22,269	$20,770
Bank-card related service charges	14,162	12,309	26,533	23,224
Professional services/Insurance	10,732	9,074	21,402	18,860
Provision for non-credit-related losses	6,897	6,643	14,708	14,315
Other	26,664	20,228	52,027	38,448
Total other	$71,914	$61,909	$136,939	$115,617

The growth in business development costs, bank-card related service charges, non-credit-related losses, which includes fraud and forgery losses on deposit and other non-credit related items, and other expenses was due to the Company’s growth in new stores and customer accounts.

The Company’s operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 72.0% for the first six months of 2006 as compared to 68.8% for the same 2005 period. The increase in operating efficiency ratio is primarily due to the impact of the flat yield curve on the Company’s net interest income. The Company’s efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

Loan and Asset Quality

Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at June 30, 2006 were $52.4 million, or 0.12% of total assets compared to $33.6 million or 0.08% of total assets at March 31, 2006 and $36.0 million or 0.11% of total assets at June 30, 2005.

Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at June 30, 2006 were $51.0 million or 0.36% of total loans compared to $33.1 million or 0.25% of total loans at March 31, 2006 and $35.7 million or 0.33% of total loans at June 30, 2005. At June 30, 2006, loans past due 90 days or more and still accruing interest amounted to $583 thousand compared to $332 thousand at March 31, 2006 and $165 thousand at June 30, 2005. Additional loans considered as potential problem loans by the Company’s credit review process ($80.6 million at June 30, 2006, compared to $79.4 million at March 31, 2006 and $53.5 million at June 30, 2005) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

Total non-performing loans increased by $17.9 million during the second quarter of 2006. The increase is primarily due to the addition of one not-for-profit healthcare credit, which has been determined to be adequately secured. The overall asset quality of the Company, as measured in terms of non-performing assets to total assets, coverage ratios and non-performing assets to stockholders’ equity, remained strong.

The following summary presents information regarding non-performing loans and assets as of June 30, 2006 and the preceding four quarters (dollar amounts in thousands).

	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
Non-accrual loans:
Commercial	$34,904	$16,975	$16,712	$16,926	$20,467
Consumer	8,927	9,285	8,834	8,559	8,641
Real estate:
Construction	1,708	1,726	1,763	1,882	178
Mortgage	2,523	2,096	4,329	3,353	3,086
Total non-accrual loans	48,062	30,082	31,638	30,720	32,372

Restructured loans:
Commercial	2,941	3,037	3,133	3,230	3,326
Total restructured loans	2,941	3,037	3,133	3,230	3,326

Total non-performing loans	51,003	33,119	34,771	33,950	35,698

Other real estate/foreclosed assets	1,369	435	279	310	349

Total non-performing assets	52,372	33,554	35,050	34,260	36,047

Loans past due 90 days or more
and still accruing	583	332	248	177	165

Total non-performing assets and
loans past due 90 days or more	$52,955	$33,886	$35,298	$34,437	$36,212

Total non-performing loans as a
percentage of total period-end loans	0.36%	0.25%	0.27%	0.30%	0.33%

Total non-performing assets as a
percentage of total period-end assets	0.12%	0.08%	0.09%	0.09%	0.11%

Total non-performing assets and loans
past due 90 days or more as a
percentage of total period-end assets	0.12%	0.08%	0.09%	0.09%	0.11%

Allowance for credit losses as a percentage
of total non-performing loans	291%	432%	407%	409%	396%

Allowance for credit losses as a percentage
of total period-end loans	1.04%	1.06%	1.12%	1.23%	1.32%

Total non-performing assets and loans
past due 90 days or more as a
percentage of stockholders’ equity and
allowance for loan losses	2%	1%	1%	2%	2%

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

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2006	2005	2006	2005	2005
Balance at beginning of period	$142,913	$139,289	$141,464	$135,620	$135,620
Provisions charged to operating expenses	7,500	4,500	14,001	10,750	19,150
	150,413	143,789	155,465	146,370	154,770

Recoveries on loans previously charged-off:
Commercial	2,095	339	2,628	990	2,546
Consumer	624	254	1,135	1,087	2,566
Commercial real estate	317		318	50	80
Total recoveries	3,036	593	4,081	2,127	5,192

Loans charged-off:
Commercial	(3,028)	(1,213)	(7,214)	(3,815)	(13,944)
Consumer	(1,972)	(915)	(3,684)	(2,402)	(5,912)
Commercial real estate	(66)	(929)	(265)	(955)	(1,136)
Total charge-offs	(5,066)	(3,057)	(11,163)	(7,172)	(20,992)
Net charge-offs	(2,030)	(2,464)	(7,082)	(5,045)	(15,800)

Allowance for credit loss acquired bank					2,494

Balance at end of period	$148,383	$141,325	$148,383	$141,325	$141,464

Net charge-offs as a percentage of
average loans outstanding	0.06%	0.09%	0.11%	0.10%	0.15%

Net Reserve Additions	$5,470	$2,036	$6,919	$5,705	$5,844

Components:
Allowance for loan and lease losses	$140,746	$141,325	$140,746	$141,325	$133,664
Allowance for unfunded credit commitments (1)	7,637		7,637		7,800
Total allowance for credit losses	$148,383	$141,325	$148,383	$141,325	$141,464

(1) During the fourth quarter of 2005, the allowance for unfunded credit commitments was reclassified from the allowance for loan and lease losses to other liabilities.

During the first six months of 2006, net charge-offs as a percentage of average loans outstanding were 0.11%, as compared to 0.10% for the same period in 2005.

The Company considers the allowance for credit losses of $148.4 million adequate to cover probable credit losses in the loan and lease portfolio and on unfunded credit commitments. The allowance for credit losses is increased by provisions charged to expense and reduced by charge-offs net of recoveries. The level of the allowance for loan and lease losses is based on an evaluation of individual large classified loans and nonaccrual loans, estimated losses based on risk characteristics of loans in the portfolio and other qualitative factors. The level of the allowance for losses on unfunded credit commitments is based on a risk characteristic methodology similar to that used in determining the allowance for loan and lease losses, taking into consideration the probability of funding these commitments. While the allowance for credit losses is maintained at a level considered to be adequate by management for estimated credit losses, determination of the allowance is inherently subjective, as it requires estimates that may be susceptible to significant change.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operation, Interest Rate Sensitivity and Liquidity.

Item 4. Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2006. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a - 15(e), were effective, at the reasonable assurance level, to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of its principal executive officer and principal financial officer, also conducted an evaluation of changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, the Company’s management determined that no changes were made to the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a - 15(f), during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Registrant’s Shareholders was held on May 16, 2006. Proxies representing 168,276,996 shares were received (total shares outstanding as of the record date were 183,110,276). The items of business acted upon at the Annual Meeting were (i) the election of 12 directors for one year terms; and (ii) ratification of the appointment of Ernst & Young LLP as Bancorp’s independent registered public accounting firm for the fiscal year ending December 31, 2006. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes was as follows:

(i)  Election of directors:

		(Withhold Authority)
Name of Nominee	For	Against

Vernon W. Hill, II	154,393,163	13,883,833
Jack R Bershad	153,294,625	14,982,371
Joseph E. Buckelew	154,979,723	13,297,273
Donald T. DiFrancesco	150,046,580	18,230,416
Morton N. Kerr	152,625,809	15,651,187
Steven M. Lewis	155,042,253	13,234,743
John K. Lloyd	154,803,894	13,473,102
George E. Norcross, III	154,479,741	13,797,255
Daniel J. Ragone	154,951,420	13,325,576
William A. Schwartz, Jr.	155,541,113	12,735,883
Joseph T. Tarquini, Jr.	155,093,503	13,183,493
Joseph S. Vassalluzzo	155,554,793	12,722,203

(ii) Ratification of the appointment of Ernst & Young LLP as Bancorp’s independent auditors for the fiscal year ending December 31, 2006:

	Broker
For	Against	Abstain	Non-Vote

167,742,525	394,201	140,270	14,833,280

Item 6. Exhibits

Exhibits

Exhibit 31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCORP, INC.
(Registrant)

AUGUST 4, 2006	/s/ DOUGLAS J. PAULS
(Date)	DOUGLAS J. PAULS
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)