Form 10-Q
period 2006-09-30
COMMERCE BANCORP INC /NJ/
filed 2006-11-09
CIK 715096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

Large accelerated filer X	Accelerated filer __	Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __	No X

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	187,536,830
(Title of Class)	(No. of Shares Outstanding as of October 30, 2006)

COMMERCE BANCORP, INC. AND SUBSIDIARIES
INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets (unaudited)
	September 30, 2006 and December 31, 2005	1

	Consolidated Statements of Income (unaudited)
	Three months ended September 30, 2006 and September 30, 2005 and
	nine months ended September 30, 2006 and September 30, 2005	2

	Consolidated Statements of Cash Flows (unaudited)
	Nine months ended September 30, 2006 and September 30, 2005	3

	Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
	Nine months ended September 30, 2006	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operation	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 6.	Exhibits	24

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

		September 30,	December 31,
	(dollars in thousands)	2006	2005
Assets	Cash and due from banks	$1,291,070	$1,284,064
	Federal funds sold	6,800	12,700
	Cash and cash equivalents	1,297,870	1,296,764
	Loans held for sale	79,854	30,091
	Trading securities	92,622	143,016
	Securities available for sale	10,800,173	9,518,821
	Securities held to maturity	14,245,638	13,005,364
	(market value 09/06-$13,974,804; 12/05-$12,758,552)
	Loans	14,697,495	12,658,652
	Less allowance for loan and lease losses	146,791	133,664
		14,550,704	12,524,988
	Bank premises and equipment, net	1,577,738	1,378,786
	Goodwill and other intangible assets	147,653	106,926
	Other assets	511,258	461,281
	Total assets	$43,303,510	$38,466,037

Liabilities	Deposits:
	Demand:
	Noninterest-bearing	$8,649,757	$8,019,878
	Interest-bearing	15,692,939	13,286,678
	Savings	10,646,687	9,486,712
	Time	5,152,278	3,933,445
	Total deposits	40,141,661	34,726,713
	Other borrowed money	118,400	1,106,443
	Other liabilities	328,088	323,708
	Total liabilities	40,588,149	36,156,864

Stockholders’	Common stock, 188,135,291 shares
Equity	issued (179,498,717 shares in 2005)	188,135	179,499
	Capital in excess of par value	1,689,262	1,450,843
	Retained earnings	920,450	750,710
	Accumulated other comprehensive loss	(63,829)	(59,169)
		2,734,018	2,321,883

	Less treasury stock, at cost, 1,006,804 shares
	(837,338 shares in 2005)	18,657	12,710
	Total stockholders’ equity	2,715,361	2,309,173
	Total liabilities and stockholders’ equity	$43,303,510	$38,466,037

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars in thousands, except per share amounts)	2006	2005	2006	2005
Interest	Interest and fees on loans	$255,663	$178,878	$707,527	$485,935
income	Interest on investments	339,825	243,187	959,923	703,103
	Other interest	1,918	1,774	2,581	2,979
	Total interest income	597,406	423,839	1,670,031	1,192,017

Interest	Interest on deposits:
expense	Demand	132,349	68,100	348,374	168,526
	Savings	70,320	35,215	188,481	77,553
	Time	52,375	26,114	129,810	66,793
	Total interest on deposits	255,044	129,429	666,665	312,872
	Interest on other borrowed money	20,392	4,697	54,529	16,024
	Interest on long-term debt		2,339		8,379
	Total interest expense	275,436	136,465	721,194	337,275

	Net interest income	321,970	287,374	948,837	854,742
	Provision for credit losses	9,499	3,000	23,500	13,750
	Net interest income after provision for
	credit losses	312,471	284,374	925,337	840,992

Noninterest	Deposit charges and service fees	97,436	72,302	271,370	201,068
income	Other operating income	53,121	46,763	153,145	131,532
	Net investment securities gains		5,714		11,511
	Total noninterest income	150,557	124,779	424,515	344,111

Noninterest	Salaries and benefits	156,105	134,149	451,560	381,002
expense	Occupancy	49,534	41,873	141,261	118,976
	Furniture and equipment	41,543	32,371	117,159	90,192
	Office	15,213	14,871	45,084	40,125
	Marketing	10,712	12,460	30,222	26,717
	Other	70,362	52,858	207,301	168,475
	Total noninterest expenses	343,469	288,582	992,587	825,487

	Income before income taxes	119,559	120,571	357,265	359,616
	Provision for federal and state income taxes	39,890	41,116	120,779	123,615
	Net income	$79,669	$79,455	$236,486	$236,001

	Net income per common and common
	equivalent share:
	Basic	$0.43	$0.48	$1.29	$1.45
	Diluted	$0.41	$0.45	$1.23	$1.36
	Average common and common equivalent
	shares outstanding:
	Basic	186,527	165,701	183,981	162,947
	Diluted	194,754	180,360	192,872	177,951
	Dividends declared, common stock	$0.12	$0.11	$0.36	$0.33
See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

		Nine Months Ended September 30,
	(dollars in thousands)	2006	2005
Operating	Net income	$236,486	$236,001
activities	Adjustments to reconcile net income to net cash
	provided by operating activities:
	Provision for credit losses	23,500	13,750
	Provision for depreciation, amortization and accretion	115,955	118,578
	Stock-based compensation expense	5,092
	Net gain on sales of securities		(11,511)
	Proceeds from sales of loans held for sale	487,627	826,293
	Originations of loans held for sale	(530,040)	(618,093)
	Net decrease in trading securities	50,394	18,256
	Increase in other assets, net	(46,742)	(24,045)
	Decrease in other liabilities	(10,245)	(85,019)
	Net cash provided by operating activities	332,027	474,210

Investing	Proceeds from the sales of securities available for sale		2,411,556
activities	Proceeds from the maturity of securities available for sale	1,970,323	2,151,775
	Proceeds from the maturity of securities held to maturity	1,652,753	2,001,015
	Purchase of securities available for sale	(3,263,868)	(5,584,017)
	Purchase of securities held to maturity	(2,902,717)	(4,514,861)
	Net increase in loans	(2,056,558)	(2,094,779)
	Capital expenditures	(298,562)	(237,875)
	Net cash used by investing activities	(4,898,629)	(5,867,186)

Financing	Net increase in demand and savings deposits	4,196,115	5,136,054
activities	Net increase in time deposits	1,218,833	448,747
	Net (decrease) increase in other borrowed money	(988,043)	42,032
	Dividends paid	(65,736)	(53,336)
	Redemption of long term debt		(155)
	Proceeds from issuance of common stock under dividend reinvestment and other stock plans	206,506	129,447
	Other	33	(1,039)
	Net cash provided by financing activities	4,567,708	5,701,750

	Increase in cash and cash equivalents	1,106	308,774
	Cash and cash equivalents at beginning of year	1,296,764	1,050,806
	Cash and cash equivalents at end of period	$1,297,870	$1,359,580

	Supplemental disclosures of cash flow information:
	Cash paid during the period for:
	Interest	$708,899	$332,875
	Income taxes	112,452	116,767
	Other noncash activities:
	Transfer of loans to held for sale	7,350	249,500

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

Nine months ended September 30, 2006
(in thousands)
		Capital in			Accumulated
		Excess of			Other
	Common	Par	Retained	Treasury	Comprehensive
	Stock	Value	Earnings	Stock	Loss	Total

Balances at December 31, 2005	$179,499	$1,450,843	$750,710	$(12,710)	$(59,169)	$2,309,173
Net income			236,486			236,486
Other comprehensive loss, net of tax
Unrealized loss on securities (pre-tax $7,690)					(4,660)	(4,660)
Total comprehensive income						231,826
Cash dividends			(66,746)			(66,746)
Shares issued under dividend reinvestment
and other stock plans (7,776 shares)	7,776	204,654				212,430
Acquisition of eMoney Advisor, Inc. (860 shares)	860	28,140				29,000
Other		5,625		(5,947)		(322)
Balances at September 30, 2006	$188,135	$1,689,262	$920,450	$(18,657)	$(63,829)	$2,715,361

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

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. The results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The consolidated financial statements include the accounts of Commerce Bancorp, Inc. and its consolidated subsidiaries. All material intercompany transactions have been eliminated. Certain amounts from prior periods have been reclassified to conform with 2006 presentation.

B.	Stock-Based Compensation

The Company has one stock-based employee compensation plan, the 2004 Employee Stock Option Plan, which is described more fully in Note 15 - Benefit Plans of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Prior to January 1, 2006, the Company accounted for this plan in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations. The Company also has a plan for its non-employee directors, which was also accounted for under APB 25. No stock-based compensation was recognized in the Consolidated Statements of Income for the three and nine month periods ended September 30, 2005, as all options granted under the Company’s option plans had an exercise price equal to the market value on the date of grant. Effective January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123). FAS 123R was adopted using the modified prospective method. Under the modified prospective method, compensation cost for the three and nine months ended September 30, 2006 included (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value net of estimated forfeitures, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value net of estimated forfeitures. Results for prior periods have not been restated.

The Company uses the Black-Scholes option pricing model to estimate an option’s fair value. The fair value of options included in the compensation charge recorded in the first nine months of 2006 were estimated using the following assumption ranges: risk-free interest rates of 3.00% to 4.68%, dividend yields of 1.32% to 2.50%, expected volatility of 25.4% to 30.4%, and weighted average expected lives of 4.63 to 5.27 years. The risk-free interest rate is based on the 5-year U.S. Treasury yield in effect at the time of grant. The dividend yields reflect the Company’s actual dividend yield at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock over the 5-year period prior to the grant date. The weighted average expected lives represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. All options vest evenly over four years from the date of grant and expire 10 years from the date of grant. Compensation cost is recognized, net of estimated forfeitures, over the vesting period of the options on a straight-line basis.

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

As a result of adopting FAS 123R on January 1, 2006, the Company recorded compensation expense of approximately $2.4 million and $5.1 million during the three months and nine months ended September 30, 2006, respectively. Adopting FAS 123R decreased net income per share by $.01 and $.02 for the three and nine months ended September 30, 2006, respectively. There was no material impact to cash flows resulting from the adoption of FAS 123R as compared to what would have been recorded under APB 25. As of September 30, 2006, the total remaining unrecognized compensation cost related to stock options granted under the Company’s plans was $32.4 million, which is expected to be recognized over a weighted-average vesting period of 3.5 years.

The following table summarizes stock option activity for the nine months ended September 30, 2006:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2006	26,894,076	$19.88
Options granted	4,249,462	36.49
Options exercised	3,377,904	18.96
Options canceled	150,881	34.12
Outstanding at September 30, 2006	27,614,753	$22.41	5.9
Exercisable at September 30, 2006	23,534,091	$19.99	5.3

The weighted-average fair value of options granted during the nine months ended September 30, 2006 was $9.61.

Cash received from option exercises for the nine months ended September 30, 2006 was approximately $61.6 million. The intrinsic value of stock options exercised during the nine months ended September 30, 2006 was approximately $55.7 million. The aggregate intrinsic value for stock options outstanding and exercisable at September 30, 2006 was $394.8 million and $393.5 million, respectively.

For the three and nine months ended September 30, 2005, the Company accounted for stock-based compensation in accordance with APB 25. The following table provides the pro forma effect on net income and net income per share as if the Company had recorded stock-based compensation expense for share based awards in accordance with FAS 123 (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Reported net income	$79,455	$236,001
Less: Stock option compensation expense
determined under fair value method, net of tax	(4,031)	(12,092)
Pro forma net income, basic	$75,424	$223,909
Add: Interest expense on Convertible Trust
Capital Securities, net of tax	1,520	5,446
Pro forma net income, diluted	$76,944	$229,355

Reported net income per share:
Basic	$0.48	$1.45
Diluted	$0.45	$1.36

Pro forma net income per share:
Basic	$0.46	$1.37
Diluted	$0.43	$1.29

C. Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments. Management does not anticipate any material losses as a result of these transactions. Fees associated with standby letters of credit have been deferred and recorded in “Other liabilities” on the Consolidated Balance Sheets. These fees are immaterial to the Company’s consolidated financial statements at September 30, 2006.

D. Comprehensive Income

Total comprehensive income, which for the Company included net income and changes in unrealized gains and losses on the Company’s available for sale securities, amounted to $169.9 million and $36.0 million, respectively, for the three months ended September 30, 2006 and 2005. For the nine months ended September 30, 2006 and 2005, total comprehensive income was $231.8 million and $179.9 million, respectively.

E. Segment Information

The Company operates one reportable segment of business, Community Banks, which includes both of the Company’s banking subsidiaries. Through its Community Banks, the Company provides a broad range of retail and commercial banking services. Parent/Other includes the holding company, Commerce Banc Insurance Services, Inc. and Commerce Capital Markets, Inc.

Selected segment information is as follows (in thousands):

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Community	Parent/		Community	Parent/
	Banks	Other	Total	Banks	Other	Total
Net interest income	$321,266	$704	$321,970	$288,799	$(1,425)	$287,374
Provision for credit losses	9,499		9,499	3,000		3,000
Net interest income after provision	311,767	704	312,471	285,799	(1,425)	284,374
Noninterest income	120,066	30,491	150,557	99,833	24,946	124,779
Noninterest expense	312,388	31,081	343,469	274,652	13,930	288,582
Income before income taxes	119,445	114	119,559	110,980	9,591	120,571
Income tax expense	39,668	222	39,890	38,001	3,115	41,116
Net income	$79,777	$(108)	$79,669	$72,979	$6,476	$79,455

Average assets (in millions)	$40,301	$2,979	$43,280	$32,129	$2,515	$34,644

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Community	Parent/		Community	Parent/
	Banks	Other	Total	Banks	Other	Total
Net interest income	$946,184	$2,653	$948,837	$859,613	$(4,871)	$854,742
Provision for credit losses	23,500		23,500	13,750		13,750
Net interest income after provision	922,684	2,653	925,337	845,863	(4,871)	840,992
Noninterest income	332,657	91,858	424,515	265,052	79,059	344,111
Noninterest expense	908,139	84,448	992,587	769,320	56,167	825,487
Income before income taxes	347,202	10,063	357,265	341,595	18,021	359,616
Income tax expense	116,859	3,920	120,779	117,630	5,985	123,615
Net income	$230,343	$6,143	$236,486	$223,965	$12,036	$236,001

Average assets (in millions)	$38,673	$2,827	$41,500	$30,370	$2,478	$32,848

F.	Net Income Per Share

The calculation of net income per share follows (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Basic:
Net income available to common shareholders - basic	$79,669	$79,455	$236,486	$236,001
Average common shares outstanding - basic	186,527	165,701	183,981	162,947
Net income per common share - basic	$0.43	$0.48	$1.29	$1.45

Diluted:
Net income	$79,669	$79,455	$236,486	$236,001
Add interest expense on Convertible Trust Capital Securities,
net of tax		1,520		5,446
Net income available to common shareholders - diluted	$79,669	$80,975	$236,486	$241,447

Average common shares outstanding	186,527	165,701	183,981	162,947
Additional shares considered in diluted computation assuming:
Exercise of stock options	8,227	8,478	8,891	7,894
Conversion of Convertible Trust Capital Securities		6,181		7,110
Average common shares outstanding - diluted	194,754	180,360	192,872	177,951

Net income per common share - diluted	$0.41	$0.45	$1.23	$1.36

G.	New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”, and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of January 1, 2007. The Company is currently evaluating the impact, if any, that FIN 48 will have on its results of operations.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No. 133 and 140” (FAS 155). FAS 155 requires entities to evaluate and identify whether interests in securitized financial assets are freestanding derivatives, hybrid financial instruments that contain an embedded derivative requiring bifurcation, or hybrid financial instruments that contain embedded derivatives that do not require bifurcation. FAS 155 also permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement will be effective for all financial instruments acquired or issued by the Company on or after January 1, 2007. The Company is currently evaluating the impact, if any, that FAS 155 will have on its results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Executive Summary

During the first nine months of 2006, the Company continued its core deposit growth, which is the primary driver of the Company’s success. Core deposits grew to $38.5 billion, an increase of 19% over September 30, 2005. Comparable store core deposit growth per store was 13% for stores open two years or more and 16% for stores open one year or more. Total assets increased to $43.3 billion, an increase of 19% over September 30, 2005, while total loans increased $3.4 billion, or 30%, from $11.3 billion to $14.7 billion. Net income was $79.7 million and $236.5 million and net income per share was $.41 and $1.23, respectively, for the three and nine months ended September 30, 2006. These results were impacted by the shape of the yield curve in the existing interest rate environment, which has impeded the Company’s historical net interest income growth.

Critical Accounting Policy

The Company has identified the policy related to the allowance for credit losses as being critical. The foregoing critical accounting policy is more fully described in the Company’s annual report on Form 10-K for the year ended December 31, 2005. During the first nine months of 2006, there were no material changes to the estimates or methods by which estimates are derived with regard to the policy related to the allowance for credit losses.

Capital Resources

At September 30, 2006, stockholders’ equity totaled $2.7 billion or 6.27% of total assets, compared to $2.3 billion or 6.00% of total assets at December 31, 2005.

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

The table below presents the Company’s and Commerce N.A.’s risk-based and leverage ratios at September 30, 2006 and 2005 (amounts in thousands):

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2006:
Company
Risk based capital ratios:
Tier 1	$2,631,537	11.99%	$877,946	4.00%	$1,316,918	6.00%
Total capital	2,790,320	12.71	1,755,891	8.00	2,194,864	10.00
Leverage ratio	2,631,537	6.08	1,731,655	4.00	2,164,569	5.00
Commerce N.A.
Risk based capital ratios:
Tier 1	$2,354,190	11.72%	$803,646	4.00%	$1,205,469	6.00%
Total capital	2,491,308	12.40	1,607,293	8.00	2,009,116	10.00
Leverage ratio	2,354,190	5.97	1,576,715	4.00	1,970,893	5.00

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2005:
Company
Risk based capital ratios:
Tier 1	$2,140,645	12.18%	$703,048	4.00%	$1,054,572	6.00%
Total capital	2,286,589	13.01	1,406,096	8.00	1,757,620	10.00
Leverage ratio	2,140,645	6.17	1,386,656	4.00	1,733,320	5.00
Commerce N.A.
Risk based capital ratios:
Tier 1	$1,879,731	11.73%	$640,958	4.00%	$961,438	6.00%
Total capital	2,004,466	12.51	1,281,917	8.00	1,602,396	10.00
Leverage ratio	1,879,731	6.01	1,250,242	4.00	1,562,802	5.00

At September 30, 2006, the Company’s consolidated capital levels and each of the Company’s bank subsidiaries met the regulatory definition of a “well capitalized” financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes that as of September 30, 2006, the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

Deposits

Total deposits at September 30, 2006 were $40.1 billion, up $6.9 billion, or 21% over total deposits of $33.2 billion at September 30, 2005, and up by $5.4 billion, or 16% from year-end 2005. Year over year deposit growth included core deposit growth in all product and customer categories. The Company regards core deposits as all deposits other than public certificates of deposit. Core deposit growth by type of customer is as follows (in thousands):

	September 30, 2006	% of Total	September 30, 2005	% of Total	Annual Growth %

Consumer	$15,702,022	41%	$13,946,811	43%	13%

Commercial	15,213,935	39	12,049,687	37	26

Government	7,622,610	20	6,374,496	20	20

Total	$38,538,567	100%	$32,370,994	100%	19%

Comparable store core deposit growth is measured as the year over year percentage increase in core deposits at the balance sheet date. At September 30, 2006, the comparable store core deposit growth for stores open two years or more was 13% and for stores open one year or more was 16%.

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

Management believes that the simulation of net interest income in different interest rate environments provides the most meaningful measure of the Company’s interest rate risk. Income simulation captures not only the potential of all assets and liabilities to mature or reprice, but also the probability that they will do so. Income simulation also attends to the relative interest rate sensitivities of these items, and projects their behavior over an extended period of time. Finally, income simulation permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them.

The Company’s income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company’s model projects a proportionate plus 200 and minus 100 basis point change during the next year, with rates remaining constant in the second year. The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 10% of forecasted net income in the flat rate scenario in the first year and within 15% over the two year time frame. The following table illustrates the impact on projected net income at September 30, 2006 and 2005 of a plus 200 and minus 100 basis point change in interest rates.

	Basis Point Change
	Plus 200	Minus 100
September 30, 2006:
Twelve Months	(9.3)%	1.9%
Twenty Four Months	(3.9)%	(1.1)%

September 30, 2005:
Twelve Months	(4.5)%	(5.1)%
Twenty Four Months	2.4%	(7.7)%

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company’s assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company’s assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate plus 200 and minus 100 basis point change in rates. The Company’s ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate plus 200 and minus 100 basis point change would result in the loss of 45% or more of the excess of market value over book value in the current rate scenario. At September 30, 2006, the market value of equity model indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of the Company’s assets and liabilities given an immediate plus 200 or minus 100 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company’s core deposits, or the core deposit premium. Utilizing an independent consultant, the Company has completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums. The studies have consistently confirmed management’s assertion that the Company’s core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than the Company’s loans and investment securities. Thus, these core deposit balances provide a natural hedge to market value fluctuations in the Company’s fixed rate assets. At September 30, 2006, the average life of the Company’s core deposit transaction accounts was 17.6 years.

The market value of equity model analyzes both sides of the balance sheet and, as indicated below, demonstrates the inherent value of the Company’s core deposits in a rising rate environment. As rates rise, the value of the Company’s core deposits increases which helps offset the decrease in value of the Company’s fixed rate assets. The following table summarizes the market value of equity at September 30, 2006 (in millions, except for per share amounts):

	Market Value
	of Equity	Per Share

Plus 200 basis points	$9,092	$48.33

Current Rate	$9,380	$49.86

Minus 100 basis points	$8,470	$45.02

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company’s liquidity needs are primarily met by growth in core deposits, its cash position and cash flow from its amortizing investment and loan portfolios. If necessary, the Company has the ability to raise liquidity through collateralized borrowings, FHLB advances or other means. As of September 30, 2006 the Company had in excess of $16.0 billion in available liquidity which includes securities that could be sold or used for collateralized borrowings, cash on hand, and borrowing capacities under existing lines of credit. During the first nine months of 2006, deposit growth, plus maturities in the investment and loan portfolios, were used to fund overall growth in the loan portfolio and purchase additional investment securities.

Short-Term Borrowings

Short-term borrowings, or other borrowed money, consist primarily of securities sold under agreements to repurchase and overnight lines of credit, and are used to meet short-term funding needs. During the first nine months of 2006, the Company’s short-term borrowings decreased and at September 30, 2006 aggregated $118.4 million at an average rate of 4.88%, as compared to $1.1 billion at an average rate of 4.32% at December 31, 2005.

Interest Earning Assets

The Company’s cash flow from deposit growth and repayments from its investment portfolio totaled approximately $9.0 billion for the first nine months of 2006. This significant cash flow provides the Company with ongoing reinvestment opportunities as interest rates change. For the nine month period ended September 30, 2006, interest earning assets increased $4.5 billion from $35.4 billion to $39.9 billion. This increase was primarily in investment securities and the loan portfolio as described below.

Loans

During the first nine months of 2006, loans increased $2.0 billion from $12.7 billion to $14.7 billion. All segments of the loan portfolio experienced growth in the first nine months of 2006.

The following table summarizes the loan portfolio of the Company by type of loan as of the dates shown.

	September 30,	December 31,
	2006	2005
	(in thousands)
Commercial:
Term	$2,120,086	$1,781,148
Line of credit	1,752,938	1,517,347
	3,873,024	3,298,495

Owner-occupied	2,729,172	2,402,300
	6,602,196	5,700,795

Consumer:
Mortgages (1-4 family residential)	2,208,454	2,000,309
Installment	267,158	211,332
Home equity	2,834,562	2,353,581
Credit lines	113,939	100,431
	5,424,113	4,665,653
Commercial real estate:
Investor developer	2,356,162	2,001,674
Construction	315,024	290,530
	2,671,186	2,292,204
Total loans	$14,697,495	$12,658,652

Investments

In total, for the first nine months of 2006, securities increased $2.5 billion from $22.5 billion to $25.0 billion. The available for sale portfolio increased $1.3 billion to $10.8 billion at September 30, 2006 from $9.5 billion at December 31, 2005, and the held to maturity portfolio increased $1.2 billion to $14.2 billion at September 30, 2006 from $13.0 billion at year-end 2005.

Detailed below is information regarding the composition and characteristics of the Company’s investment portfolio as of September 30, 2006.

	Available	Held to
Product Description	For Sale	Maturity	Total
	(in thousands)
Mortgage-backed Securities:
Federal Agencies Pass Through
Certificates (AAA Rated)	$1,406,729	$2,093,276	$3,500,005

Collateralized Mortgage
Obligations (AAA Rated)	8,624,235	10,208,944	18,833,179

U.S. Government agencies/Other	769,208	1,943,418	2,712,626

Total	$10,800,173	$14,245,638	$25,045,810

Duration (in years)	3.03	3.53	3.31
Average Life (in years)	5.61	5.77	5.70
Quarterly Average Yield	5.59%	5.27%	5.40%

At September 30, 2006, the after tax depreciation of the Company’s available for sale portfolio was $63.8 million.

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

A summary of the amortized cost and market value of securities available for sale and securities held to maturity (in thousands) at September 30, 2006 and December 31, 2005 follows:

	At September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Government agency and mortgage-backed obligations	$10,806,488	$14,225	$(125,813)	$10,694,900
Obligations of state and political subdivisions	55,437	247	(2)	55,682
Equity securities	9,679	9,359		19,038
Other	30,609		(56)	30,553
Securities available for sale	$10,902,213	$23,831	$(125,871)	$10,800,173

U.S. Government agency and mortgage-backed obligations	$13,583,964	$9,478	$(281,738)	$13,311,704
Obligations of state and political subdivisions	522,817	1,830	(404)	524,243
Other	138,857			138,857
Securities held to maturity	$14,245,638	$11,308	$(282,142)	$13,974,804

	At December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Government agency and mortgage-backed obligations	$9,529,645	$5,779	$(112,946)	$9,422,478
Obligations of state and political subdivisions	59,517	41	(431)	59,127
Equity securities	9,679	13,093		22,772
Other	14,330	116	(2)	14,444
Securities available for sale	$9,613,171	$19,029	$(113,379)	$9,518,821

U.S. Government agency and mortgage-backed obligations	$12,415,587	$5,191	$(252,231)	$12,168,547
Obligations of state and political subdivisions	490,257	1,216	(988)	490,485
Other	99,520			99,520
Securities held to maturity	$13,005,364	$6,407	$(253,219)	$12,758,552

There were no securities sold during the three months and nine months ended September 30, 2006.

As described in Note 1 - Significant Accounting Policies of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company reviews the investment portfolio to determine if other-than-temporary impairment has occurred. Management does not believe any individual unrealized loss as of September 30, 2006 represents an other-than-temporary impairment.

Net Income

Net income for the third quarter of 2006 was $79.7 million, a slight increase over the $79.5 million recorded for the third quarter of 2005. Net income for the first nine months of 2006 totaled $236.5 million, also a slight increase over the $236.0 million recorded for the first nine months of 2005. On a per share basis, diluted net income for the third quarter and first nine months of 2006 was $0.41 and $1.23 per common share compared to $0.45 and $1.36 per common share for the same periods in 2005, respectively. The decrease in net income per share was primarily due to the increase in average common shares outstanding as well as the impact of the shape of the yield curve in the existing interest rate environment, which impeded the Company’s historical net interest income growth.

Return on average assets (ROA) and return on average equity (ROE) for the third quarter of 2006 were 0.74% and 12.06%, respectively, compared to 0.92% and 16.62%, respectively, for the same 2005 period. ROA and ROE for the first nine months of 2006 were 0.76% and 12.61%, respectively, compared to 0.96% and 17.40%, respectively, for the same 2005 period. Both ROA and ROE for the third quarter and first nine months of 2006 continue to be impacted by the shape of the yield curve in the existing interest rate environment and the resulting impact on the Company’s net income.

Net Interest Income

Net interest income totaled $322.0 million for the third quarter of 2006, an increase of $34.6 million or 12% from $287.4 million in the third quarter of 2005. Net interest income for the first nine months of 2006 was $948.8 million, up $94.1 million or 11% from $854.7 million for the first nine months of 2005. The increase in net interest income for the third quarter and first nine months of 2006 was due to the Company’s continued ability to grow deposits, which fund its loan and investment portfolios, offset by rate changes due to the shape of the yield curve in the existing interest rate environment.

On a tax equivalent basis, the Company recorded $328.2 million in net interest income in the third quarter of 2006, an increase of $35.7 million or 12% over the third quarter of 2005. For the first nine months of 2006, net interest income on a tax equivalent basis was $967.0 million, an increase of $98.4 million or 11% over the first nine months of 2005. As shown below, the increase in net interest income on a tax equivalent basis was due to volume increases in the Company’s earning assets, which were fueled by the Company’s continued growth of core deposits (in thousands).

	Net Interest Income
September	Volume	Rate	Total	%
2006 vs. 2005	Increase	Change	Increase	Increase

Quarter	$61,079	$(25,375)	$35,704	12%

First Nine Months	$199,319	$(100,926)	$98,393	11%

The net interest margin for the third quarter of 2006 decreased 12 basis points to 3.27%, compared to 3.39% for the second quarter of 2006, and down 40 basis points from the 3.67% margin for the third quarter of 2005. The year over year compression in net interest margin was caused by the shape of the yield curve.

The following table sets forth balance sheet items on a daily average basis for the three months ended September 30, 2006, June 30, 2006 and September 30, 2005 and presents the daily average interest earned on assets and paid on liabilities for such periods.

Average Balances and Net Interest Income

	September 2006			June 2006			September 2005
	Average		Average	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities
Taxable	$24,566,553	$334,250	5.40%	$23,851,645	$319,271	5.37%	$19,732,946	$239,481	4.81%
Tax-exempt	530,542	7,641	5.71	559,733	7,322	5.25	397,351	4,366	4.36
Trading	78,103	934	4.74	113,049	1,525	5.41	96,344	1,335	5.50
Total investment securities	25,175,198	342,825	5.40	24,524,427	328,118	5.37	20,226,641	245,182	4.81
Federal funds sold	145,897	1,918	5.22	19,898	250	5.04	198,260	1,774	3.55
Loans
Commercial mortgages	5,001,608	90,050	7.14	4,784,584	83,903	7.03	3,865,284	63,300	6.50
Commercial	3,603,790	72,606	7.99	3,492,946	66,879	7.68	2,760,625	47,117	6.77
Consumer	5,407,721	87,077	6.39	5,115,609	80,560	6.32	4,087,665	62,720	6.09
Tax-exempt	510,950	9,123	7.08	498,492	8,535	6.87	498,211	8,831	7.03
Total loans	14,524,069	258,856	7.07	13,891,631	239,877	6.93	11,211,785	181,968	6.44
Total earning assets	$39,845,164	$603,599	6.01%	$38,435,956	$568,245	5.93%	$31,636,686	$428,924	5.38%
Sources of Funds
Interest-bearing liabilities
Savings	$10,592,676	$70,320	2.63%	$10,344,463	$64,157	2.49%	$8,127,451	$35,215	1.72%
Interest bearing demand	14,975,663	132,349	3.51	14,597,277	118,085	3.24	12,638,411	68,100	2.14
Time deposits	3,344,257	32,667	3.88	3,088,653	25,949	3.37	2,734,408	18,760	2.72
Public funds	1,470,116	19,708	5.32	1,224,298	15,225	4.99	842,894	7,354	3.46
Total deposits	30,382,712	255,044	3.33	29,254,691	223,416	3.06	24,343,164	129,429	2.11

Other borrowed money	1,543,210	20,392	5.24	1,624,229	19,809	4.89	541,119	4,697	3.44
Long-term debt							163,043	2,339	5.69
Total deposits and interest-bearing
liabilities	31,925,922	275,436	3.42	30,878,920	243,225	3.16	25,047,326	136,465	2.16
Noninterest-bearing funds (net)	7,919,242			7,557,036			6,589,360
Total sources to fund earning assets	$39,845,164	275,436	2.74	$38,435,956	243,225	2.54	$31,636,686	136,465	1.71

Net interest income and
margin tax-equivalent basis		$328,163	3.27%		$325,020	3.39%		$292,459	3.67%
Other Balances
Cash and due from banks	$1,219,806			$1,278,137			$1,306,848
Other assets	2,359,885			2,314,307			1,845,602
Total assets	43,279,878			41,888,789			34,644,396
Total deposits	38,772,316			37,486,585			31,788,250
Demand deposits (noninterest- bearing)	8,389,604			8,231,894			7,445,086
Other liabilities	321,225			299,622			240,177
Stockholders’ equity	2,643,127			2,478,353			1,911,807

Notes	-	Weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis assuming a federal tax rate of 35%.
	-	Non-accrual loans have been included in the average loan balance.

Noninterest Income

Excluding net investment securities gains, noninterest income totaled $150.6 million for the third quarter of 2006, an increase of $31.5 million or 26% from $119.1 million in the third quarter of 2005. On the same basis, noninterest income for the first nine months of 2006 increased to $424.5 million from $332.6 million in the first nine months of 2005, a 28% increase. Deposit charges and service fees increased $25.1 million, or 35%, and $70.3 million, or 35%, during the third quarter and first nine months of 2006, respectively, as compared to the same periods in 2005, primarily due to growth in customer accounts and transaction volumes. Other operating income, which includes the Company’s insurance and capital markets divisions, increased $6.4 million, or 14%, and $21.6 million, or 16%, during the third quarter and first nine months of 2006, respectively, as compared to the same periods in 2005. The increase in other operating income is more fully depicted in the following chart (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Other operating income:
Insurance	$21,189	$19,539	$63,706	$58,079
Capital Markets	6,851	5,268	20,348	18,956
Loan Brokerage Fees	2,386	7,378	6,505	13,086
Other	22,695	14,578	62,586	41,411
Total other	$53,121	$46,763	$153,145	$131,532

All other operating income increased $8.1 million, or 56%, and $21.2 million, or 51%, during the third quarter and first nine months of 2006, respectively, primarily due to increased revenues generated by the Company’s leasing division, income from other investments and revenues from eMoney Advisor, all of which were partially offset by a decrease in gains on SBA loans sales. The Company completed its acquisition of eMoney Advisor on February 1, 2006.

Noninterest Expense

For the third quarter of 2006, noninterest expense totaled $343.5 million, an increase of $54.9 million, or 19%, over the same period in 2005. For the first nine months of 2006, noninterest expense totaled $992.6 million, an increase of $167.1 million or 20% over $825.5 million for the first nine months of 2005. Contributing to this increase was new store activity over the past twelve months, with the number of stores increasing from 342 at September 30, 2005 to 402 at September 30, 2006. With the addition of these new stores, staff, facilities, and related expenses rose accordingly.

Other noninterest expense increased $17.5 million, or 33%, and $38.8 million, or 23%, over the third quarter and first nine months of 2005, respectively. The increase in other noninterest expense is more fully depicted in the following chart (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Other noninterest expense:
Business development costs	$8,716	$8,589	$30,985	$29,359
Bank-card related service charges	14,715	11,601	41,248	34,825
Professional services/Insurance	14,047	5,805	35,450	24,663
Provision for non-credit-related losses	6,858	6,378	21,566	20,693
Other	26,026	20,485	78,052	58,935
Total other	$70,362	$52,858	$207,301	$168,475

The growth in bank-card related service charges and other expenses was due to the Company’s growth in new stores and customer accounts. Business development costs and provision for non-credit-related losses were relatively flat during the three months and nine months ended September 30, 2006 as compared to the same prior year periods. The increase in professional services/insurance expense is primarily due to increased legal and consulting fees during the three months and nine months ended September 30, 2006.

The Company’s operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 72.2% for the first nine months of 2006 as compared to 69.5% for the same 2005 period. The increase in operating efficiency ratio is primarily due to the impact of the shape of the yield curve in the existing interest rate environment on the Company’s net interest income. The Company’s efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

Loan and Asset Quality

Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at September 30, 2006 were $47.3 million, or 0.11% of total assets compared to $52.4 million or 0.12% of total assets at June 30, 2006 and $34.3 million or 0.09% of total assets at September 30, 2005.

Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at September 30, 2006 were $45.3 million or 0.31% of total loans compared to $51.0 million or 0.36% of total loans at June 30, 2006 and $34.0 million or 0.30% of total loans at September 30, 2005. At September 30, 2006, loans past due 90 days or more and still accruing interest amounted to $441 thousand compared to $583 thousand at June 30, 2006 and $177 thousand at September 30, 2005. Additional loans considered as potential problem loans by the Company’s credit review process ($86.1 million at September 30, 2006, compared to $80.6 million at June 30, 2006 and $55.7 million at September 30, 2005) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

Total non-performing loans increased by $10.5 million during the first nine months of 2006. The increase is primarily due to the second quarter addition of one not-for-profit healthcare credit, which has been determined to be adequately secured. The overall asset quality of the Company, as measured in terms of non-performing assets to total assets, coverage ratios and non-performing assets to stockholders’ equity, remained strong.

The following summary presents information regarding non-performing loans and assets as of September 30, 2006 and the preceding four quarters (dollar amounts in thousands).

	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
Non-accrual loans:
Commercial	$33,658	$34,904	$16,975	$16,712	$16,926
Consumer	9,325	8,927	9,285	8,834	8,559
Real estate:
Construction	496	1,708	1,726	1,763	1,882
Mortgage	1,828	2,523	2,096	4,329	3,353
Total non-accrual loans	45,307	48,062	30,082	31,638	30,720

Restructured loans:
Commercial	-	2,941	3,037	3,133	3,230
Total restructured loans	-	2,941	3,037	3,133	3,230

Total non-performing loans	45,307	51,003	33,119	34,771	33,950

Other real estate/foreclosed assets	2,022	1,369	435	279	310

Total non-performing assets	47,329	52,372	33,554	35,050	34,260

Loans past due 90 days or more
and still accruing	441	583	332	248	177

Total non-performing assets and
loans past due 90 days or more	$47,770	$52,955	$33,886	$35,298	$34,437

Total non-performing loans as a
percentage of total period-end loans	0.31%	0.36%	0.25%	0.27%	0.30%

Total non-performing assets as a
percentage of total period-end assets	0.11%	0.12%	0.08%	0.09%	0.09%

Total non-performing assets and loans
past due 90 days or more as a
percentage of total period-end assets	0.11%	0.12%	0.08%	0.09%	0.09%

Allowance for credit losses as a percentage
of total non-performing loans	341%	291%	432%	407%	409%

Allowance for credit losses as a percentage
of total period-end loans	1.05%	1.04%	1.06%	1.12%	1.23%

Total non-performing assets and loans
past due 90 days or more as a
percentage of stockholders’ equity and
allowance for credit losses	2%	2%	1%	1%	2%

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

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2006	2005	2006	2005	2005
Balance at beginning of period	$148,383	$141,325	$141,464	$135,620	$135,620
Provisions charged to operating expenses	9,499	3,000	23,500	13,750	19,150
	157,882	144,325	164,964	149,370	154,770

Recoveries on loans previously charged-off:
Commercial	1,707	930	4,335	1,920	2,546
Consumer	237	245	1,372	1,332	2,566
Commercial real estate	57	30	375	80	80
Total recoveries	2,001	1,205	6,082	3,332	5,192

Loans charged-off:
Commercial	(2,968)	(5,287)	(10,182)	(9,102)	(13,944)
Consumer	(2,119)	(1,318)	(5,803)	(3,720)	(5,912)
Commercial real estate	(224)	(22)	(489)	(977)	(1,136)
Total charge-offs	(5,311)	(6,627)	(16,474)	(13,799)	(20,992)
Net charge-offs	(3,310)	(5,422)	(10,392)	(10,467)	(15,800)

Allowance for credit loss acquired bank					2,494

Balance at end of period	$154,572	$138,903	$154,572	$138,903	$141,464

Net charge-offs as a percentage of
average loans outstanding	0.09%	0.20%	0.10%	0.13%	0.15%

Net Reserve Additions	$6,189	$2,422	$13,108	$3,283	$5,844

Components:
Allowance for loan and lease losses	$146,791	$138,903	$146,791	$138,903	$133,664
Allowance for unfunded credit commitments (1)	7,781		7,781		7,800
Total allowance for credit losses	$154,572	$138,903	$154,572	$138,903	$141,464

(1) During the fourth quarter of 2005, the allowance for unfunded credit commitments was reclassified from the allowance for loan and lease losses to other liabilities.

During the first nine months of 2006, net charge-offs as a percentage of average loans outstanding were 0.10%, as compared to 0.13% for the same period in 2005.

The Company considers the allowance for credit losses of $154.6 million adequate to cover inherent credit losses in the loan and lease portfolio and on unfunded credit commitments. The allowance for credit losses is increased by provisions charged to expense and reduced by charge-offs net of recoveries. The level of the allowance for loan and lease losses is based on an evaluation of individual large classified loans and nonaccrual loans, estimated losses based on risk characteristics of loans in the portfolio and other qualitative factors. The level of the allowance for losses on unfunded credit commitments is based on a risk characteristic methodology similar to that used in determining the allowance for loan and lease losses, taking into consideration the probability of funding these commitments. While the allowance for credit losses is maintained at a level considered to be adequate by management for estimated credit losses, determination of the allowance is inherently subjective, as it requires estimates that may be susceptible to significant change.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operation, Interest Rate Sensitivity and Liquidity.

Item 4. Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2006. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a - 15(e), were effective, at the reasonable assurance level, to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of its principal executive officer and principal financial officer, also conducted an evaluation of changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, the Company’s management determined that no changes were made to the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a - 15(f), during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

COMMERCE BANCORP, INC.
(Registrant)

NOVEMBER 9, 2006	/s/ DOUGLAS J. PAULS
(Date)	DOUGLAS J. PAULS
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)