Form 10-K
period 2006-12-31
COMMERCE BANCORP INC /NJ/
filed 2007-03-16
CIK 715096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X No _.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer X Accelerated filer __ Non-accelerated filer __.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X.

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant was approximately $4,441,860,020 based on the closing sale price as reported on the New York Stock Exchange.

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.

Common Stock $1.00 Par Value	189,411,677
Title of Class	No. of Shares Outstanding as of 3/5/07

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant's Proxy Statement for the 2007 Annual Meeting of Shareholders.

COMMERCE BANCORP, INC.
FORM 10-K CROSS-REFERENCE INDEX

PART I
Item 1. Business

Forward-Looking Statements

Commerce Bancorp, Inc. (the “Company”) may from time to time make written or oral “forward looking statements”, including statements contained in the Company’s filings with the Securities and Exchange Commission (“SEC”) (including this Annual Report on Form 10-K and the exhibits hereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company’s financial performance or other forward looking statements to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System (the “FRB”); inflation; interest rates, market and monetary fluctuations; the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; future acquisitions; the expense savings and revenue enhancements from acquisitions being less than expected; the growth and profitability of the Company’s noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings (including those regulatory and other approvals necessary to open new stores); changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

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

As of December 31, 2006, the Company had total assets of $45.3 billion, total loans of $15.6 billion, and total deposits of $41.3 billion. The address of the Company’s principal executive office is Commerce Atrium, 1701 Route 70 East, Cherry Hill, New Jersey, 08034-5400 and the telephone number is (856) 751-9000. The Company operates one nationally chartered bank subsidiary (Commerce Bank N.A., Philadelphia, Pennsylvania) and one New Jersey state chartered bank subsidiary (Commerce Bank/North, Ramsey, New Jersey), referred to as Commerce North.

These two bank subsidiaries, referred to collectively as the banks, as of December 31, 2006 had 428 full service retail stores located in the states of New Jersey, Pennsylvania, Delaware, New York, Connecticut, Virginia, Maryland and Florida, as well as the District of Columbia. These banks provide a full range of retail and commercial banking services for consumers and small and mid-sized companies. Lending services are focused on commercial real estate and commercial and consumer loans to local borrowers. Deposits gathered through each bank’s retail store network principally fund the lending and investment activities of each bank.

Acquisitions

The Company’s primary growth strategy is the opening of new full service stores of which 55 were opened in 2006 and 47 were opened in 2005. The Company has also developed its full service office network through selected acquisitions including the December 5, 2005 acquisition of Palm Beach County Bank, a privately held bank with seven stores based in West Palm Beach, Florida. Palm Beach County Bank was merged with and into Commerce N.A.

Commerce N.A. operates a non-bank subsidiary, Commerce Capital Markets, Inc. (CCMI), Philadelphia, Pennsylvania, also referred to as Commerce Capital Markets, which engages in various securities, investment management and brokerage activities.

Commerce North operates a non-bank subsidiary, Commerce Banc Insurance Services, Inc., referred to as Commerce Banc Insurance, which operates an insurance brokerage agency concentrating on commercial property, casualty and surety as well as personal lines of insurance and employee benefits for clients in multiple states, primarily New Jersey, Pennsylvania, New York and Delaware. Since 1996, Commerce Banc Insurance has completed several strategic acquisitions of insurance brokerage agencies.

On February 1, 2006, the Company acquired eMoney Advisor, Inc., a leading provider of web enabled wealth and financial planning solutions based in Conshohocken, Pennsylvania.

Dividends

As a legal entity separate and distinct from its bank and non-bank subsidiaries, the Company’s principal sources of revenues are dividends from its bank and non-bank subsidiaries. The subsidiaries that operate in the banking, insurance and securities business can pay dividends only if they are in compliance with the applicable regulatory requirements imposed on them by federal and state regulatory authorities.

The Banks

As of December 31, 2006, Commerce N.A. had total assets of $41.1 billion, total deposits of $37.1 billion, and total shareholders’ equity of $2.4 billion and Commerce North had total assets of $4.7 billion, total deposits of $4.3 billion, and total shareholders’ equity of $308.9 million.

Service Areas

The Company’s primary service areas include metropolitan Philadelphia, metropolitan New York, metropolitan Washington, D.C. and southeastern Florida. The Company has attempted to locate its stores in the fastest growing communities within its service areas. Deposits gathered through these focused branching activities are used to support lending throughout the Company.

Commerce N.A. provides retail and commercial banking services through 381 retail stores in metropolitan New York, metropolitan Philadelphia, metropolitan Washington, D.C. and southeastern Florida. Commerce North provides retail and commercial banking services through 47 retail stores in Bergen, Essex, Hudson and Passaic Counties, New Jersey.

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

Commerce Banc Insurance

Commerce Banc Insurance operates one of the nation’s largest regional insurance brokerage firms concentrating on commercial property, casualty and surety as well as personal lines. In addition, Commerce Banc Insurance offers a line of employee benefit programs including group as well as individual medical, life, disability, pension, and risk management services. Commerce Banc Insurance currently operates out of 10 locations in New Jersey, 1 location in Pennsylvania, and 2 locations in Delaware. Commerce Banc Insurance places insurance for clients in multiple states, primarily New Jersey, Pennsylvania, New York, and Delaware.

Commerce Capital Markets

Commerce Capital Markets engages in various securities, investment management and brokerage activities. Commerce Capital Markets’ principal place of business is Philadelphia, Pennsylvania, with offices in New Jersey, New York, Delaware and Florida.

Other Activities

NA Asset Management, a Delaware corporation, is a wholly-owned subsidiary of Commerce N.A. that purchases, holds and sells investments. Commerce Mortgage Acceptance Corp., a Delaware corporation, is a wholly-owned subsidiary of Commerce N.A. that engages in the securitization of residential mortgage loans. North Asset Management, a Delaware corporation, is a wholly-owned subsidiary of Commerce North that purchases, holds, and sells investments. Commerce Commercial Leasing LLC, a New Jersey Limited Liability Company, is a wholly-owned subsidiary of Commerce N.A. that provides business leasing services. On February 1, 2006, the Company acquired eMoney Advisor, Inc., a wholly-owned subsidiary of Commerce Banc Insurance that provides web enabled wealth and financial planning solutions.

Additional information pertaining to the Company’s segments is set forth in Note 21 - Segment Reporting of the Notes to Consolidated Financial Statements, which appears elsewhere herein.

The Company has an investment in Pennsylvania Commerce Bancorp, Inc., Camp Hill, Pennsylvania (14.82% beneficial ownership as of December 31, 2006 assuming the exercise of all outstanding warrants held by the Company). The Company and its subsidiaries provide marketing, administrative and technical support services to Pennsylvania Commerce Bancorp, Inc. and its wholly-owned subsidiary, Commerce Bank/Harrisburg.

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

In commercial transactions, Commerce N.A.’s and Commerce North’s legal lending limit to a single borrower (approximately $397.8 million, and $50.1 million respectively, as of December 31, 2006) enables the banks to compete effectively for the business of smaller and mid-sized businesses. The combined legal lending limit of the Company is $447.9 million. These legal lending limits may act as a constraint on the banks’ effectiveness in competing to provide financing in excess of these limits.

The Company believes that it is able to compete on a substantially equal basis with all financial institutions because of its superior customer service, which includes longer hours of operation than those offered by most of the Company’s competitors, free checking accounts for customers maintaining minimum balances and competitive interest rates on savings and time accounts with low minimum deposit requirements.

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

The Company is generally prohibited under the BHCA from engaging in, or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in non-banking activities unless approved by the FRB. In making such a determination, the FRB considers whether the performance of these activities by a bank holding company can reasonably be expected to produce benefits to the public which outweigh the possible adverse effects.

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

There are various legal restrictions on the extent to which the Company and its non-bank subsidiaries can borrow or otherwise obtain credit from its banking subsidiaries. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of the Company or such non-bank subsidiaries, to ten percent of the lending bank’s capital stock and surplus, and as to the Company and all such non-bank subsidiaries in the aggregate, to 20% of such lending bank’s capital stock and surplus. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

Under the CRA, a bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires that the applicable regulatory agency assess an institution’s record of meeting the credit needs of its community. The CRA requires public disclosure of an institution’s CRA rating and requires that the applicable regulatory agency provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. An institution’s CRA rating is considered in determining whether to grant charters, stores and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. For their most recent examinations, Commerce N.A. and Commerce North each received an “outstanding” rating, the highest of the available ratings.

Commerce N.A. and Commerce North are also members of the FDIC and Commerce N.A. is a member of the Federal Reserve System and, therefore, are subject to additional regulation by the FDIC and FRB. Some of the aspects of the lending and deposit business of Commerce N.A. and Commerce North which are regulated by these agencies include personal lending, mortgage lending and reserve requirements. The operation of Commerce N.A. and Commerce North is also subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

Commerce N.A. and Commerce North are subject to certain limitations on the amount of cash dividends that they can pay. See Note 20 - Condensed Financial Statements of the Parent Company and Other Matters of the Notes to Consolidated Financial Statements, which appears elsewhere herein.

A discussion of regulatory capital guidelines and capital is included in the section entitled “Capital Resources” contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

The OCC has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any activity which, in the OCC’s opinion, constitutes an unsafe or unsound practice in conducting their businesses. The FRB has similar authority with respect to the Company and the Company’s non-bank subsidiaries. The FDIC has similar authority with respect to Commerce North.

All of the deposits of the banking subsidiaries are insured up to applicable limits by the FDIC and are subject to deposit insurance assessments. The insurance assessments are based upon a matrix that takes into account a bank’s capital level and supervisory rating. On November 2, 2006 the FDIC adopted final regulations to implement the Financial Deposit Insurance Reform Act of 2005, which was passed by Congress in February 2006. The final regulations included annual assessment rates that were effective at the beginning of 2007. Assessment rates range, for most banks, between five and seven cents for every $100 of assessable deposits. At December 31, 2006 the Company’s consolidated capital levels and each of the Company’s banking subsidiaries met the regulatory definition of a “well capitalized” financial institution.

Commerce Banc Insurance/Commerce Capital Markets

Commerce Banc Insurance, a non-bank subsidiary of Commerce North, is currently subject to supervision, regulation and examination by the Department, as well as other state insurance departments where it operates. Commerce Capital Markets, a non-bank subsidiary of Commerce N.A., engages in certain permitted securities and brokerage activities and is regulated by the SEC. Commerce Capital Markets is also subject to rules and regulations promulgated by the National Association of Securities Dealers, Inc., the Securities Investors Protection Corporation and various state securities commissions and, with respect to municipal securities activities, the Municipal Securities Rulemaking Board.

Both Commerce Banc Insurance and Commerce Capital Markets are also subject to various state laws and regulations in which they do business. These laws and regulations are primarily intended to benefit clients and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. If such event occurs, the possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, censures and fines.

Gramm-Leach-Bliley Act

On November 12, 1999, the Gramm-Leach-Bliley Act (the “Act”) became law, repealing the 1933 Glass-Steagall Act’s separation of the commercial and investment banking industries. The Act created a category of holding company called a “Financial Holding Company,” a subset of bank holding companies that satisfy the following criteria: (1) all of the depository institution subsidiaries must be well capitalized and well managed and must have a CRA rating of “satisfactory” or better as of its most recent examination; and (2) the holding company must have made an effective election with the FRB that it elects to be a financial holding company. The Company has not elected to be a financial holding company. The Act specifies certain activities that are financial in nature. These activities include acting as principal, agent or broker for insurance; underwriting, dealing in or making a market in securities; and providing financial and investment advice.

These financial activities authorized by the Act may also be engaged in by a “financial subsidiary” of a national or state bank, except for annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, the Act requires each of the parent bank (and its related bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank’s financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50.0 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements. Commerce N.A. has established a “financial subsidiary” to engage in certain limited securities activities.

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

THE RULES GOVERNING THE REGULATION OF BANK HOLDING COMPANIES AND THEIR SUBSIDIARIES ARE VERY DETAILED AND TECHNICAL. THE ABOVE DISCUSSION IS GENERAL IN NATURE AND ACCORDINGLY DOES NOT PURPORT TO BE COMPLETE OR TO DESCRIBE ALL OF THE LAWS AND REGULATIONS THAT APPLY TO THE COMPANY AND ITS SUBSIDIARIES.

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

Employees

As of December 31, 2006, the Company and its subsidiaries had in excess of 11,800 full-time equivalent employees.

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

Commerce Bancorp, Inc.
Commerce Atrium
1701 Route 70 East
Cherry Hill, NJ 08034-5400
Attn: C. Edward Jordan, Jr.
Executive Vice President

The information on the website listed above, is not, and should not, be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. This website is, and is only intended to be, an inactive textual reference.

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

The Company plans to continue rapidly expanding its operations in order to increase deposits and loans. In particular, the Company intends to expand its banking franchise through continued store expansion. The Company’s growth may place a strain on its administrative, operational, personnel and financial resources and increase demands on its systems and controls. If the Company grows too quickly and is not able to maintain effective operating and control systems, attract qualified personnel, control costs or maintain asset quality, this continued rapid growth could adversely affect its financial condition, results of operations and cash flows.

The Company operates in a highly regulated environment and may be adversely affected by changes in laws and regulations.

The Company is subject to extensive state and federal regulation, supervision, and legislation, which govern almost all aspects of its operations that are primarily intended for the protection of customers, depositors, and the deposit insurance funds. These laws, regulations and supervisory activities may change from time to time. The impact of any changes may negatively impact the Company’s financial condition, results of operations and cash flows.

Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, including the processing of applications and the opening of new branches. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection, civil rights and other laws, including the Gramm-Leach Bliley Act, the Bank Secrecy Act, the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act and the Real Estate Settlement Procedures Act. While the Company cannot predict what the effect of any presently contemplated or future changes in the laws or regulations, or the application or enforcement thereof, would have, any changes could be materially adverse to the Company’s financial condition, results of operations and cash flows.

The Company has been advised that the Office of the Comptroller of the Currency is conducting an investigation.

The Company has been advised that an investigation is being conducted by the OCC in conjunction with the FRB. The Company has further been advised that the scope of the investigation will include but not be limited to transactions with its officers, directors and related parties, including transactions involving bank premises. The Company is fully cooperating with the OCC and the FRB with respect to the investigation. The Company cannot predict how or when the investigation will be resolved or whether the investigation will have a material adverse effect on its growth, financial condition, results of operations or cash flows.

Changes in interest rates could reduce the Company’s income and cash flows.

The Company’s income and cash flows and the value of its assets and liabilities depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the FRB. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received and paid.

If the Company does not adjust to changes in the financial services industry, its financial performance may suffer.

The Company’s ability to maintain its history of strong financial performance and return on investment to shareholders may depend in part on its ability to expand the scope of available financial services to its customers. The Company’s business model focuses on using superior customer service to provide traditional banking services to a growing customer base. However, the Company operates in an increasingly competitive environment, a result primarily of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. If the Company is unable to expand the scope of its available financial services to its customers, this could adversely impact its financial condition, results of operations and cash flows.

The Company’s future success will depend on its ability to compete effectively in a highly competitive market and geographic area.

The Company faces substantial competition in all phases of its operations from a variety of different competitors. There is very strong competition for financial services in the areas in which the Company currently conducts its businesses. The Company encounters competition from commercial banks, savings and loan associations, mutual savings banks and other financial institutions, including credit unions, consumer finance companies factors, insurance companies and money market funds. Its competitors compete with lending and deposit-gathering services offered by the Company. Due to size, many competitors can achieve larger economies of scale and as a result may offer a broader range of products and services than the Company. Some of the financial services organizations with which the Company competes are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured financial institutions. As a result, these nonbank competitors have certain advantages over the Company in accessing funding and in providing various services. The banking business in the Company’s primary market area is very competitive, which could impact its financial condition, results of operations and cash flows.

An interruption to the Company’s information systems could impact the Company’s operations.

The Company relies upon its information systems for operating and monitoring all major aspects of its business, including deposit and loan operations, as well as internal management functions. These systems and the Company’s operations could be damaged or interrupted by natural disasters, power loss, network failure, improper operation by the Company’s employees, security breaches, computer viruses, intentional attacks by third parties or other unexpected events. Any disruption in the operation of the Company’s information systems could adversely impact the Company’s operations, which may affect the Company’s financial condition, results of operations and cash flows.

Economic conditions either nationally or locally in areas in which the Company’s operations are concentrated may be less favorable than expected.

Deterioration in local, regional, national or global economic conditions could result in, among other things, an increase in loan delinquencies, a decrease in property values, a change in housing turnover rate or a reduction in the level of bank deposits. Particularly, a weakening of the real estate or employment market in the Company’s primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans. Any material economic deterioration could have an adverse impact on the Company’s financial condition, results of operations and cash flows.

The Company’s common stock is not insured by any governmental agency and, therefore, investments in the Company's common stock involves risk.

The securities of the Company are not deposit accounts or other obligation of any bank, and are not insured by the FDIC, or any other governmental agency, and are subject to investment risk, including the possible loss of principal.

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

Item 3. Legal Proceedings

On January 22, 2007, a purported shareholder derivative complaint was filed in the United States District Court for the District of New Jersey, by a party identifying itself as a shareholder of the Company purporting to act on behalf of the Company against the Chairman and Chief Executive Officer of the Company and possibly certain present and former directors and officers of the Company and their related interests. The Company is also named as a “nominal defendant.” The suit alleges breaches of fiduciary duty, waste of corporate assets and unjust enrichment arising from certain related party transactions. The complaint seeks monetary damages, disgorgement, and other relief against the defendants on behalf of the Company. The complaint does not seek monetary damages from the Company but does seek that the Company take certain corrective actions.

On January 28, 2007, the Company received a demand letter dated January 18, 2007, from a law firm not involved in the derivative action described above, on behalf of a shareholder who also is not involved in the derivative action, demanding that the Board of Directors bring claims on behalf of the Company against certain present and former directors and officers of the Company and their related interests based on allegations substantially similar to those that were alleged in the proposed shareholder derivative action described above and, separately, demand that certain records of the Company be made available for inspection.

In response to the complaint and demand letter, the Board of Directors adopted a board resolution establishing a Special Litigation Committee (made up of independent directors) to independently investigate, review and analyze the facts and circumstances surrounding the allegations made in the complaint and demand letter. The Committee has engaged independent outside counsel to advise it. The Company intends to file a motion to stay the complaint and the demands set forth in the demand letter pending the outcome of the investigation being conducted by the Special Litigation Committee.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; Stockholders' Equity and Dividends and Capital Resources, which appear elsewhere herein.

See Item 12, Security Ownership of Certain Beneficial Owners and M anagement and Related Stockholder Matters, which appears elsewhere herein, for disclosure regarding the Company’s Equity Compensation Plans.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2006
November 1 to November 30, 2006
December 1 to December 31, 2006	224,277	$36.58
Total	224,277	$36.58

(1) Purchases were made by the Company for the payment of income taxes on the exercise of stock options by an executive officer.

Dividend Policy

It is the present intention of the Company’s Board of Directors to pay quarterly cash dividends on the Company’s common stock. However, the declaration and payment of future dividends will be subject to determination and declaration by the Board of Directors, which will consider the Company’s earnings, financial condition and capital needs and applicable regulatory requirements. See Note 20 - Condensed Financial Statements of the Parent Company and Other Matters of the Notes to Consolidated Financial Statements, which appears elsewhere herein.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and accompanying notes included elsewhere herein.

	Year Ended December 31,
(dollars in thousands, except per share data)	2006	2005	2004	2003	2002
Income Statement Data:
Net interest income	$1,274,508	$1,153,582	$1,017,785	$755,866	$572,755
Provision for credit losses	33,700	19,150	39,238	31,850	33,150
Noninterest income	591,153	442,794	375,071	332,478	257,466
Noninterest expense	1,355,761	1,146,380	938,778	763,392	579,168
Income before income taxes	476,200	430,846	414,840	293,102	217,903
Net income	299,313	282,939	273,418	194,287	144,815
Balance Sheet Data:
Total assets	$45,271,816	$38,466,037	$30,501,645	$22,712,180	$16,403,981
Loans (net)	15,454,996	12,524,988	9,318,991	7,328,519	5,731,856
Securities available for sale	11,098,113	9,518,821	8,044,150	10,650,655	7,806,779
Securities held to maturity	14,884,982	13,005,364	10,463,658	2,490,484	763,026
Trading securities	106,007	143,016	169,103	170,458	326,479
Deposits	41,288,211	34,726,713	27,658,885	20,701,400	14,548,841
Long-term debt			200,000	200,000	200,000
Stockholders' equity	2,801,098	2,309,173	1,665,705	1,277,288	918,010
Per Share Data:
Net income-basic	$1.62	$1.70	$1.74	$1.36	$1.08
Net income-diluted	1.55	1.61	1.63	1.29	1.01
Dividends declared	0.49	0.45	0.40	0.34	0.31
Book value	14.86	12.92	10.42	8.35	6.77
Average shares outstanding:
Basic	184,919	165,974	156,625	142,169	133,590
Diluted	193,674	179,135	172,603	156,507	149,389
Selected Ratios:
Performance
Return on average assets	0.71%	0.83%	1.03%	0.99%	1.05%
Return on average equity	11.65	14.90	18.78	18.81	18.50
Net interest margin	3.35	3.77	4.28	4.36	4.69
Liquidity and Capital
Average loans to average deposits	37.09%	35.01%	34.49%	36.93%	42.48%
Dividend payout-basic	30.25	26.47	22.99	25.00	28.70
Stockholders' equity to total assets	6.19	6.00	5.46	5.62	5.60
Risk-based capital:
Tier 1	11.73	11.81	12.30	12.66	11.47
Total	12.44	12.58	13.25	13.62	12.51
Leverage ratio	6.18	6.04	6.19	6.61	6.37
Asset Quality
Non-performing assets to total year-end assets	0.12%	0.09%	0.11%	0.10%	0.11%
Net charge-offs to average loans outstanding	0.11	0.15	0.19	0.16	0.18
Non-performing loans to total
year-end loans	0.32	0.27	0.35	0.29	0.24
Allowance for credit losses to total
end of year loans	1.03	1.12	1.43	1.51	1.56
Allowance for credit losses to non-
performing loans	316.72	406.85	412.88	515.39	640.18

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

Executive Summary

The Commerce model is built on the gathering and retention of core deposits as being essential to shareholder value. Management believes core deposit growth has been and will continue to be the primary driver of the Company’s success, and that superior customer service and a great retail experience, not rates, drive core deposit growth. The consistent inflow of long lived core deposits allows the Company to avoid taking excessive risks in growing its loan and investment portfolios. In addition, the Company’s significant cash flow provides ongoing reinvestment opportunities as interest rates change.

In 2006, the Company continued to expand its unique model while challenged with a very difficult interest rate environment. The 2006 financial highlights are summarized below.

•	Opened 55 new stores, including 36 in metro New York, the Company’s largest and fastest growing market.
•	Total assets grew 18%.
•	Total deposits grew 19%, with annualized deposit growth per store of $17 million.
•	Total loans grew 23%, increasing the ratio of loans to deposits to 38%.

The Company continued to experience a difficult interest rate environment throughout 2006, which caused the Company’s net interest margin to decrease to 3.35%, from 3.77% in 2005, and impeded its historical rate of net interest income growth.

Despite the difficult interest rate environment, the Company’s continued deposit growth enabled the Company to grow revenue 17%. Net income and diluted net income per share are reflective of the challenging interest rate environment.

	2006	2005	Change
(amounts in billions)
Total Assets	$45.3	$38.5	18%
Total Loans (net)	15.5	12.5	23%
Total Investments	26.1	22.7	15%
Total Deposits	41.3	34.7	19%

(amounts in millions)
Total Revenues	$1,865.7	$1,596.4	17%
Net Income	299.3	282.9	6%
Net Income per Share Diluted	1.55	1.61	(4)%

The Company remains a deposit-driven financial institution with emphasis on core deposit accumulation and retention as a basis for sound growth and profitability. The Company’s unique business model continues to produce strong top-line revenue growth that is driven by strong deposit growth.

The continued ability to grow deposits has resulted in significant earning asset growth. This growth resulted in $1.3 billion of net interest income on a tax equivalent basis in 2006, an increase of $126.3 million or 11% over 2005. As more fully depicted in the chart below, the increase in net interest income in both 2006 and 2005 was due to volume increases in the Company’s earning assets.

	Net Interest Income (dollars in millions)
	Volume Increase	Rate Change	Total Increase
2006	$254.3	($128.0)	$126.3	11%
2005	$272.5	($135.4)	$137.1	13%

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

Segment Reporting

The Company operates one reportable segment of business, Community Banks, as more fully described in Note 21 - Segment Reporting of the Notes to Consolidated Financial Statements, which appears elsewhere herein. The following table summarizes net income by segment for each of the last three years (amounts in thousands):

	Net Income
	2006	2005	2004
Community Banks	$289,228	$270,960	$267,466
Parent/Other	10,085	11,979	5,952
Consolidated Total	$299,313	$282,939	$273,418

Average Balances and Net Interest Income

The table on page 16 sets forth balance sheet items on a daily average basis for the years ended December 31, 2006, 2005 and 2004 and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. During 2006, average interest earning assets totaled $38.8 billion, an increase of $7.7 billion, or 25% over 2005. This increase resulted primarily from the increase in the average balance of investments, which rose $4.3 billion, and the average balance of loans, which rose $3.3 billion during 2006. The growth in the average balance of interest earning assets was funded primarily by an increase in the average balance of deposits (including noninterest-bearing demand deposits) of $7.2 billion.

Net Interest Margin and Net Interest Income

Net interest margin on a tax equivalent basis was 3.35% for 2006, a decrease of 42 basis points from 2005. The decrease was due to the difficult interest rate environment in 2006. During 2006, short-term interest rates increased by 100 basis points, increasing the Company’s overall cost of funds by approximately 94 basis points. Long-term interest rates did not increase as significantly over the same time period resulting in an inverted yield curve for the second half of 2006. As a result, the Company did not experience a similar increase in the yield on its interest earning assets. While the Company’s continuing ability to grow core deposits produced net interest income growth despite the interest rate environment, management does not expect meaningful net interest margin expansion until the yield curve returns to a positive slope and steepens. The net interest margin is calculated by dividing net interest income by average earning assets.

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

Net interest income on a tax-equivalent basis (which adjusts for the tax-exempt status of income earned on certain loans and investments to express such income as if it were taxable) for 2006 was $1.3 billion, an increase of $126.3 million, or 11%, over 2005. Interest income on a tax-equivalent basis increased to $2.3 billion from $1.7 billion, or 37%. This increase was primarily related to volume increases in the loan and investment portfolios. Interest expense for 2006 increased $493.0 million to $1.0 billion from $511.7 million in 2005. This increase was primarily related to increases in the Company’s average deposit balances and the interest rates paid on deposits and other interest-bearing liabilities.

The tax-equivalent yield on interest earning assets during 2006 was 5.94%, an increase of 52 basis points from 5.42% in 2005. The cost of interest-bearing liabilities increased 117 basis points in 2006 to 3.24% from 2.07% in 2005. The cost of total funding sources increased 94 basis points to 2.59% in 2006 from 1.65% in 2005.

The following table presents the major factors that contributed to the changes in net interest income on a tax equivalent basis for the years ended December 31, 2006 and 2005 as compared to the respective previous periods.

	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in (1)			Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest on Investments:
Taxable	$225,767	$87,475	$313,242	$214,427	$15,041	$229,468
Tax-exempt	7,261	6,041	13,302	3,097	(4,961)	(1,864)
Trading	(1,300)	(824)	(2,124)	(2,281)	684	(1,597)
Federal funds sold	1,783	1,871	3,654	766	1,603	2,369
Interest on loans:
Commercial mortgages	74,715	20,947	95,662	46,497	10,798	57,295
Commercial	68,532	28,847	97,379	40,999	24,592	65,591
Consumer	82,911	10,990	93,901	60,702	9,156	69,858
Tax-exempt	4,201	69	4,270	7,871	(759)	7,112
Total interest income	463,870	155,416	619,286	372,078	56,154	428,232
Interest expense:
Savings	66,538	71,471	138,009	36,098	40,641	76,739
Interest bearing demand	79,697	162,777	242,474	48,777	108,643	157,420
Time deposits	21,921	29,997	51,918	7,413	18,530	25,943
Public funds	23,723	15,522	39,245	(1,590)	14,620	13,030
Other borrowed money	17,617	12,070	29,687	12,420	9,305	21,725
Long-term debt	-	(8,379)	(8,379)	(3,568)	(133)	(3,701)
Total interest expense	209,496	283,458	492,954	99,550	191,606	291,156
Net change	$254,374	(128,042)	$126,332	$272,528	(135,452)	$137,076

(1)	Changes due to both volume and rate have been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.

Commerce Bancorp, Inc. and Subsidiaries Average Balances and Net Interest Income

			Year Ended December 31,
	2006			2005			2004
(dollars in thousands) Earning Assets	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Investment securities
Taxable	$23,846,823	$1,278,926	5.36%	$19,637,178	$ 965,684	4.92%	$15,276,797	$ 736,216	4.82%
Tax-exempt	556,773	30,516	5.48	424,303	17,214	4.06	347,979	19,078	5.48
Trading	100,746	4,871	4.84	127,634	6,995	5.48	169,242	8,592	5.08
Total investment securities	24,504,342	1,314,313	5.36	20,189,115	989,893	4.90	15,794,018	763,886	4.84
Federal funds sold	132,336	6,926	5.23	98,265	3,272	3.33	75,269	903	1.20
Loans
Commercial mortgages	4,869,826	342,700	7.04	3,808,107	247,038	6.49	3,091,350	189,743	6.14
Commercial	3,522,513	273,386	7.76	2,639,491	176,007	6.67	2,024,648	110,416	5.45
Consumer	5,221,014	330,610	6.33	3,911,672	236,709	6.05	2,908,561	166,851	5.74
Tax-exempt	510,248	36,268	7.11	451,151	31,998	7.09	340,172	24,886	7.32
Total loans	14,123,601	982,964	6.96	10,810,421	691,752	6.40	8,364,731	491,896	5.88
Total earning assets	$38,760,279	$2,304,203	5.94%	$31,097,801	$1,684,917	5.42%	$24,234,018	$1,256,685	5.19%
Sources of Funds
Interest-bearing liabilities
Savings	$ 10,326,719	$ 261,428	2.53%	$ 7,698,370	$ 123,419	1.60%	$ 5,446,713	$ 46,680	0.86%
Interest-bearing demand	14,867,213	495,147	3.33	12,474,260	252,673	2.03	10,066,187	95,253	0.95
Time deposits	3,323,462	124,043	3.73	2,736,142	72,125	2.64	2,454,910	46,182	1.88
Public funds	1,295,061	65,901	5.09	828,860	26,656	3.22	878,310	13,626	1.55
Total deposits	29,812,455	946,519	3.17	23,737,632	474,873	2.00	18,846,120	201,741	1.07

Other borrowed money	1,186,068	58,097	4.90	826,400	28,410	3.44	465,137	6,685	1.44
Long-term debt				140,274	8,379	5.97	200,000	12,080	6.04
Total deposits and interest- bearing liabilities	30,998,523	1,004,616	3.24	24,704,306	511,662	2.07	19,511,257	220,506	1.13
Noninterest-bearing funds (net)	7,761,756			6,393,495			4,722,761
Total sources to fund earning assets	$38,760,279	1,004,616	2.59	$31,097,801	511,662	1.65	$24,234,018	220,506	0.91
Net interest income and margin tax-equivalent
basis		$1,299,587	3.35		$1,173,255	3.77		$1,036,179	4.28
Tax-exempt adjustment		25,079			19,673			18,394
Net interest income and margin		$1,274,508	3.29%		$1,153,582	3.71%		$1,017,785	4.20%
Other Balances
Cash and due from banks	$ 1,239,398			$ 1,257,799			$ 1,134,991
Other assets	2,306,101			1,792,339			1,376,006
Total assets	42,162,415			34,005,732			26,618,555
Total deposits	38,081,613			30,881,184			24,254,214
Demand deposits (noninterest-bearing)	8,269,158			7,143,552			5,408,094
Other liabilities	324,749			258,886			243,284
Stockholders' equity	2,569,985			1,898,989			1,455,920
Notes			—Weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis assuming a federal tax rate of 35%. —Non-accrual loans have been included in the average loan balance.

Noninterest Income

For 2006, noninterest income totaled $591.2 million, an increase of $148.4 million or 34% from 2005. Deposit charges and service fees increased $91.5 million, or 32%. Other operating income, which includes the Company’s insurance and capital markets divisions, increased by $40.1 million, or 23%. The increase in other operating income is more fully depicted in the following chart (in thousands).

	2006	2005
Other Operating Income:
Commerce Banc Insurance	$83,525	$76,216
Commerce Capital Markets	29,553	25,390
Operating lease revenue	15,587	9,278
Loan brokerage fees	9,861	15,757
eMoney Advisor revenues	8,667	-
Gains on SBA loan sales	7,431	10,991
Other	59,622	36,500
Total Other	$214,246	$174,132

Commerce Banc Insurance, the Company’s insurance brokerage subsidiary, recorded increased revenues of $7.3 million, or 10%, while Commerce Capital Markets recorded increased revenues of $4.2 million, or 16%.

Other increased by $23.1 million, or 63%, primarily due to increased letter of credit fees and revenues generated by the Company’s trust, credit card and loan divisions.

The Company recorded $2.7 million in net securities gains during 2006 compared to $14.0 million in net securities losses in 2005. Prior year losses were primarily attributable to the repositioning of the Company’s investment portfolio, which resulted in a pre-tax charge of approximately $25.5 million during the fourth quarter of 2005.

Noninterest Expenses

Noninterest expenses totaled $1.4 billion for 2006, an increase of $209.4 million, or 18% over 2005. Contributing to this increase was the addition of 55 new stores during 2006. As a result of adding these new stores, staff, facilities and related expenses rose accordingly.

Other noninterest expense increased by $43.8 million, or 19%. The increase in other noninterest expenses is depicted in the following chart (in thousands).

	2006	2005
Other Noninterest Expenses:
Business Development Costs	$41,254	$38,301
Bank-Card Related Service Charges	55,594	47,337
Professional Services/Insurance	48,652	38,723
Provisions for Non-Credit-Related Losses	28,738	28,449
Other	104,352	81,985
Total Other	$278,590	$234,795

The growth in business development costs and bank-card related service charges was due to the Company’s growth in new stores and customer accounts. Non-credit-related losses, which includes fraud and forgery losses on deposit and other non-credit related items, did not change from the prior year as the Company implemented several loss prevention initiatives during 2006. The growth in professional services and insurance expense was primarily attributable to increased legal fees.

A key industry productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (excluding other real estate expenses) to net interest income plus noninterest income (excluding non-recurring gains). This ratio equaled 72.75%, 71.16%, and 67.62%, in 2006, 2005, and 2004, respectively. The increase in the Company’s 2006 efficiency ratio was caused primarily by the difficult interest rate environment and the resulting impact on the Company’s net interest income. Management believes the Company’s aggressive growth activities will keep its efficiency ratio above its peer group.

Income Taxes

The provision for federal and state income taxes for 2006 was $176.9 million compared to $147.9 million in 2005 and $141.4 million in 2004. The effective tax rate was 37.1%, 34.3% and 34.1% in 2006, 2005, and 2004, respectively. The increase in the provision for federal and state income taxes, as well as the increase in the effective tax rate, is primarily due to an additional $15.8 million net tax liability recorded by the Company in the fourth quarter of 2006 in anticipation of potential settlements with various taxing authorities. See Note 1 - Significant Accounting Policies and Note 11 - Income Taxes of the Notes to Consolidated Financial Statements, which appear elsewhere herein.

Net Income

Net income for 2006 was $299.3 million, an increase of $16.4 million, or 6% over the $282.9 million recorded for 2005.

Diluted net income per share of common stock for 2006 was $1.55 compared to $1.61 per common share for 2005.

Return on Average Equity and Average Assets

Two industry measures of performance by a banking institution are its return on average assets and return on average equity. Return on average assets (“ROA”) measures net income in relation to total average assets and indicates a company’s ability to employ its resources profitably. The Company’s ROA was 0.71%, 0.83%, and 1.03% for 2006, 2005, and 2004, respectively.

Return on average equity (“ROE”) is determined by dividing annual net income by average stockholders’ equity and indicates how effectively a company can generate net income on the capital invested by its stockholders. The Company’s ROE was 11.65%, 14.90%, and 18.78% for 2006, 2005, and 2004, respectively.

Both the 2006 ROA and ROE were impacted by the difficult interest rate environment and the resulting impact on the Company’s net interest income

Loan Portfolio

The following table summarizes the loan portfolio of the Company by type of loan as of December 31, for each of the years 2002 through 2006.

	December 31,
	2006	2005	2004	2003	2002
(dollars in thousands)
Commercial:
Term	$ 2,392,889	$ 1,781,148	$1,283,476	$1,027,526	$ 842,869
Line of credit	1,843,545	1,517,347	1,168,542	960,235	683,957
	4,236,434	3,298,495	2,452,018	1,987,761	1,526,826

Owner-occupied	2,845,791	2,402,300	1,998,203	1,619,079	1,345,306

Consumer:
Mortgages
(1-4 family residential)	2,235,247	2,000,309	1,340,009	918,686	626,652
Installment	287,151	211,332	132,646	138,437	140,493
Home equity	2,958,893	2,353,581	1,799,841	1,405,795	1,139,589
Credit lines	137,429	100,431	69,079	60,579	56,367
	5,618,720	4,665,653	3,341,575	2,523,497	1,963,101

Commercial real estate:
Investor developer	2,625,628	2,001,674	1,455,891	1,167,672	885,276
Construction	280,476	290,530	206,924	142,567	102,080
	2,906,104	2,292,204	1,662,815	1,310,239	987,356
Total loans	$15,607,049	$12,658,652	$9,454,611	$7,440,576	$5,822,589

The Company manages risk associated with its loan portfolio through diversification, underwriting policies and procedures, and ongoing loan monitoring efforts. The commercial real estate portfolio includes investor/ developer permanent and construction loans and residential construction loans. The owner-occupied portfolio is comprised primarily of commercial real estate loans in which the borrower occupies a majority of the commercial space. Owner-occupied and investor/developer loans generally have five year call provisions and bear the personal guarantees of the principals involved. Financing for investor/developer construction is generally for pre-leased or pre-sold property, while residential construction is provided against firm agreements of sale with speculative construction generally limited to three samples per project. The commercial loan portfolio is comprised of loans to businesses in the markets which the Company serves. These loans are generally secured by business assets, personal guarantees, and/or personal assets of the borrower. The consumer loan portfolio is comprised primarily of loans secured by first and second mortgage liens on residential real estate. Exclusive of CRA activities, the Company's underwriting policies do not typically permit subprime lending. As such, subprime loans are immaterial to the consumer loan portfolio.

The contractual maturity ranges of the loan portfolio and the amount of loans with predetermined interest rates and floating rates in each maturity range, as of December 31, 2006, are summarized in the following table.

	December 31, 2006
	Due in One Year or Less	Due in One to Five Years	Due in Over Five Years	Total
(dollars in thousands)
Commercial:
Term	$767,234	$1,328,716	$296,939	$2,392,889
Line of credit	1,433,007	394,081	16,457	1,843,545
	2,200,241	1,722,797	313,396	4,236,434

Owner-occupied	446,740	1,352,035	1,047,016	2,845,791

Consumer:
Mortgages
(1-4 family residential)	60,326	214,927	1,959,994	2,235,247
Installment	71,693	103,806	111,652	287,151
Home equity	242,955	704,980	2,010,958	2,958,893
Credit lines	46,000	91,429		137,429
	420,974	1,115,142	4,082,604	5,618,720
Commercial real estate:
Investor developer	792,961	1,419,967	412,700	2,625,628
Construction	173,392	97,629	9,455	280,476
	966,353	1,517,596	422,155	2,906,104
Total loans	$4,034,308	$5,707,570	$5,865,171	$15,607,049
Interest rates:
Predetermined	$1,308,673	$3,809,111	$4,247,906	$9,365,690
Floating	2,725,635	1,898,459	1,617,265	6,241,359
Total loans	$4,034,308	$5,707,570	$5,865,171	$15,607,049

During 2006, loans increased $2.9 billion, or 23% from $12.7 billion to $15.6 billion. At December 31, 2006, loans represented 38% of total deposits and 34% of total assets. All segments of the loan portfolio experienced growth in 2006. Geographically, the metro New York market contributed 59% of the total growth in the loan portfolio while the metro Philadelphia market contributed 32%. The remaining growth came from the southeastern Florida and metro Washington, D.C. markets. During 2006, the metro New York and metro Philadelphia loan portfolios grew by 28% and 16%, respectively.

The Company has traditionally been an active provider of real estate loans to creditworthy local borrowers, with such loans secured by properties within the Company’s primary service areas. During 2006, commercial real estate lending increased $613.9 million or 27%, which was consistent with the overall growth in the loan portfolio. Loans to finance owner-occupied properties grew $443.5 million or 18%. Commercial loan growth of $937.9 million or 28% was led by activity in the middle market and healthcare sectors. Growth in consumer loans of $953.1 million, or 20%, was primarily in mortgage and home equity lending. The residential mortgage portfolio increased $234.9 million, or 12%, during 2006. The Company’s home equity portfolio grew $605.3 million or 26%, which was consistent with the overall growth in the loan portfolio.

Non-Performing Loans and Assets

Non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at December 31, 2006 were $53.2 million or .12% of total assets, as compared to $35.1 million or .09% of total assets at December 31, 2005.

Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at December 31, 2006 were $50.6 million as compared to $34.8 million a year ago. The increase in non-performing loans was primarily due to the addition of one not-for-profit healthcare credit. Generally loans past due 90 days are placed on non-accrual status, unless the loan is both well secured and in the process of collection. At December 31, 2006, loans past due 90 days or more and still accruing interest amounted to $620 thousand, compared to $248 thousand at December 31, 2005. Additional loans considered by the Company’s internal credit risk review department as potential problem loans, $105.8 million at December 31, 2006 compared to $62.7 million at December 31, 2005, have been evaluated as to risk exposure in determining the adequacy of the allowance for loan and lease losses. Potential problem loans increased by $43.1 million which, due to growth in the loan portfolio, increased potential problem loans as a percentage of loans outstanding from .50% at December 31, 2005 to .68% at December 31, 2006.

Other real estate (ORE)/foreclosed assets totaled $2.6 million at December 31, 2006 as compared to $279 thousand at December 31, 2005. These properties/assets have been written down to the lower of cost or fair value less disposition costs.

The Company has, on an ongoing basis, updated appraisals on non-performing loans secured by real estate. In those instances where updated appraisals reflect reduced collateral values, an evaluation of the borrowers’ overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for loan and lease losses.

The following summary presents information regarding non-performing loans and assets as of December 31, 2002 through 2006.

	Year Ended December 31,
	2006	2005	2004	2003	2002
(dollars in thousands)
Non-accrual loans (1):
Commercial	$33,686	$16,712	$17,874	$10,972	$6,829
Consumer	11,820	8,834	10,138	9,242	6,326
Real estate
Construction	3,531	1,763		138	131
Mortgage	1,565	4,329	1,317	1,389	882
Total non-accrual loans	50,602	31,638	29,329	21,741	14,168
Restructured loans (1):
Commercial	-	3,133	3,518	1	5
Total non-performing loans	50,602	34,771	32,847	21,742	14,173
Other real estate/ foreclosed assets	2,610	279	626	1,831	3,589
Total non-performing assets(1):	$53,212	$35,050	$33,473	$23,573	$17,762
Non-performing assets as a percent of total assets	0.12%	0.09%	0.11%	0.10%	0.11%
Loans past due 90 days or more and still accruing interest	$620	$248	$602	$538	$620
(1)
Interest income of approximately $2,816,000, $2,760,000, $2,906,000, $1,908,000, and $1,352,000 would have been recorded in 2006, 2005, 2004, 2003, and 2002, respectively, on non-performing loans in accordance with their original terms. Actual interest recorded on these loans amounted to $1,530,000 in 2006, $809,000 in 2005, $1,070,000 in 2004, $418,000 in 2003, and $275,000 in 2002.

Allowance for Credit Losses

The Company maintains an allowance for losses inherent in the loan and lease portfolio and an allowance for losses on unfunded credit commitments. During 2005, the Company reclassified the allowance related to unfunded credit commitments out of the allowance for loan and lease losses to other liabilities. Prior to 2005, the Company included the portion of the allowance related to unfunded credit commitments in its allowance for loan and lease losses. Previously reported periods were not reclassified. The Company refers to its allowance for loan and lease losses and its liability for unfunded credit commitments as the allowance for credit losses.

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

In establishing the allowance for loan and lease losses, management evaluates individual large classified loans and non-accrual loans, and determines an aggregate reserve for those loans based on that review. At December 31, 2006, approximately 3% of the allowance for loan and lease losses was attributed to individually evaluated loans. A component of the allowance for loan and lease losses is also developed from estimated losses based on risk characteristics of each loan or lease in the portfolio. At December 31, 2006, approximately 96% of the allowance was attributed to risk characteristics of loans and leases in the portfolio. In addition, a portion of the allowance is established for losses inherent in the loan portfolio which have not been identified by the more quantitative processes described above. This determination inherently involves a higher degree of subjectivity, and considers risk factors that may not have yet manifested themselves in the portfolio’s existing risk characteristics. Those factors include specific economic stresses, variability in economic conditions and geopolitical risks, recent loss experience in specific portfolio segments, trends in loan quality and concentrations of credit. At December 31, 2006, approximately 1% of the allowance for loan and lease losses was attributed to these qualitative factors.

The allowance for losses on unfunded credit commitments is based on a risk characteristic methodology similar to that used in determining the allowance for loan and lease losses, taking into consideration the probability of funding these commitments.

While the allowance for credit losses is maintained at a level believed to be adequate by management for estimated credit losses, determination of the allowance for credit losses is inherently subjective, as it requires estimates which may be susceptible to significant change. Changes in these estimates may impact the provisions charged to expense in future periods.

The allowance for credit losses is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Charge-offs occur when loans are deemed to be uncollectible. During 2006, net charge-offs amounted to $14.9 million, or .11% of average loans outstanding for the year, compared to $15.8 million, or .15% of average loans outstanding for 2005. Total charge-offs increased $1.9 million or 9% during 2006. Consumer charge-offs increased $2.3 million or 38% which was offset by a decrease in commercial real estate charge-offs of $551 thousand or 49%. Commercial loan charge-offs remained flat in 2006 as compared to the prior year. During 2006, the Company recorded provisions of $33.7 million to the allowance for credit losses compared to $19.2 million for 2005. Based upon the application of the Company’s reserve methodology, allowance levels increased by $18.8 million to $160.3 million at December 31, 2006, but decreased as a percentage of the total loans due to growth in the portfolio (1.03% at December 31, 2006 versus 1.12% at December 31, 2005).

The following table presents, for the periods indicated, an analysis of the allowance for credit losses and other related data.

	Year Ended December 31,
	2006	2005	2004	2003	2002
(dollars in thousands)
Balance at beginning of period	$141,464	$135,620	$112,057	$90,733	$66,981
Provisions charged to operating expenses	33,700	19,150	39,238	31,850	33,150
	175,164	154,770	151,295	122,583	100,131
Recoveries of loans previously charged-off:
Commercial	5,987	2,546	1,000	669	815
Consumer	1,604	2,566	1,123	584	339
Commercial real estate	385	80	52	11	176
Total recoveries	7,976	5,192	2,175	1,264	1,330
Loans charged-off:
Commercial	(14,107)	(13,944)	(9,416)	(5,601)	(7,181)
Consumer	(8,179)	(5,912)	(6,733)	(5,950)	(3,514)
Commercial real estate	(585)	(1,136)	(1,701)	(239)	(33)
Total charged-off	(22,871)	(20,992)	(17,850)	(11,790)	(10,728)
Net charge-offs	(14,895)	(15,800)	(15,675)	(10,526)	(9,398)
Allowance for credit losses acquired bank		2,494
Balance at end of period	$160,269	$141,464	$135,620	$112,057	$90,733
Net charge-offs as a percentage of average loans outstanding	0.11%	0.15%	0.19%	0.16%	0.18%
Allowance for credit losses as a percentage of year-end loans	1.03%	1.12%	1.43%	1.51%	1.56%
Components:
Allowance for loan and lease losses	$152,053	$133,664	$135,620	$112,057	$90,733
Allowance for unfunded credit commitments (1)	8,216	7,800
Total allowance for credit losses	$160,269	$141,464	$135,620	$112,057	$90,733

(1)	During 2005, the allowance for unfunded credit commitments was reclassified from the allowance for loan and lease losses to other liabilities.

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

	Allowance for Loan and Lease Losses at December 31,
	2006		2005		2004		2003		2002
	Amount	% Gross Loans	Amount	% Gross Loans	Amount	% Gross Loans	Amount	% Gross Loans	Amount	% Gross Loans
(dollars in thousands)
Commercial	$61,325	27%	$55,372	26%	$47,230	26%	$50,400	27%	$33,708	26%
Owner-occupied	30,755	18	18,255	19	29,488	21	26,862	22	24,539	23
Consumer	37,030	36	36,868	37	38,100	35	13,082	34	14,497	34
Commercial real estate	22,943	19	23,169	18	20,802	18	21,713	17	17,989	17
	$152,053	100%	$133,664	100%	$135,620	100%	$112,057	100%	$90,733	100%

Investment Securities

The following table summarizes the Company’s securities available for sale and securities held to maturity as of the dates shown.

	December 31,
	2006	2005	2004
(dollars in thousands)
U.S. Government agency and mortgage-backed obligations	$10,984,247	$9,422,478	$7,902,816
Obligations of state and political subdivisions	54,745	59,127	87,910
Equity securities	19,071	22,772	23,303
Other	40,050	14,444	30,121
Securities available for sale	$11,098,113	$9,518,821	$8,044,150
U.S. Government agency and mortgage-backed obligations	$14,205,534	$12,415,587	$9,967,041
Obligations of state and political subdivisions	554,189	490,257	398,963
Other	125,259	99,520	97,654
Securities held to maturity	$14,884,982	$13,005,364	$10,463,658

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

In total, investment securities increased $3.4 billion from $22.7 billion to $26.1 billion at December 31, 2006. Deposit growth and other funding sources were used to increase the Company’s investment portfolio. The available for sale portfolio increased $1.6 billion to $11.1 billion, and the securities held to maturity portfolio increased $1.9 billion to $14.9 billion at year-end 2006. The portfolio of trading securities decreased to $106.0 million at year-end 2006 from $143.0 million at year-end 2005.

At December 31, 2006, the average life and duration of the investment portfolio were approximately 5.3 years and 3.2 years, respectively, as compared to 5.8 years and 3.3 years, respectively, at December 31, 2005. The Company’s significant cash flow provides reinvestment opportunities as interest rates change.

During the fourth quarter of 2005, the Company, as a protective measure against further net interest margin compression due to the flat yield curve, repositioned a portion of its investment portfolio by selling fixed rate securities and purchasing approximately $1.5 billion of floating rate securities.

The Company’s investment portfolio consists primarily of U.S. Government agency and mortgage-backed obligations. These securities have little, if any, credit risk since they are either backed by the full faith and credit of the U.S. Government, or are guaranteed by an agency of the U.S. Government, or are AAA rated. The portfolio does not have any securities backed by subprime mortgages. A majority of the Company's investment securities carry fixed coupons whose rate does not change over the life of the securities. Certain securities are purchased at premiums or discounts. Their yield will change depending on any change in the estimated rate of prepayments. The Company amortizes premiums and accretes discounts over the estimated life of the securities in the investment portfolio. Changes in the estimated life of the securities in the investment portfolio will lengthen or shorten the period in which the premium or discount must be amortized or accreted, thus affecting the Company’s investment yields. For the year ended December 31, 2006, the yield on the investment portfolio was 5.36%, an increase of 46 basis points from 4.90% in fiscal year 2005.

At December 31, 2006, the net unrealized depreciation in securities available for sale included in stockholders’ equity totaled $65.2 million, net of tax, compared to $59.2 million, net of tax, at December 31, 2005.

The contractual maturity distribution and weighted average yield of the Company’s investment portfolio (excluding equity and trading securities) at December 31, 2006, are summarized in the following table. Weighted average yield is calculated by dividing income within each maturity range by the outstanding amortized cost amount of the related investment and has been tax effected, assuming a federal tax rate of 35%, on tax-exempt obligations.

	December 31, 2006
	Due Under 1 Year		Due 1-5 Years		Due 5-10 Years		Due Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Securities available for sale:
U.S. Government agency and mortgage-backed obligations	$24,410	4.75%	$203,845	5.59%	$460,761	5.54%	$10,295,231	5.59%	$10,984,247	5.49%
Obligations of state and political subdivisions	314	5.14			742	5.50	53,689	6.86	54,745	6.83
Other securities	10,946	2.26	1,256	4.93			27,848	6.12	40,050	5.03
	$35,670	3.99%	$205,101	5.59%	$461,503	5.54%	$10,376,768	5.60%	$11,079,042	5.49%
Securities held to maturity:
U.S. Government agency and mortgage-backed obligations	$29	8.61%	$491,155	4.13%	$1,011,125	5.52%	$12,703,225	5.39%	$14,205,534	5.35%
Obligations of state and political subdivisions	434,140	5.71	5,010	5.63	41,080	5.78	73,959	6.36	554,189	5.80
Other securities	125,259	4.65							125,259	4.65
	$559,428	5.47%	$496,165	4.14%	$1,052,205	5.53%	$12,777,184	5.39%	$14,884,982	5.36%

Deposits

Total deposits at December 31, 2006 were $41.3 billion, an increase of $6.6 billion or 19% above total deposits of $34.7 billion at December 31, 2005. The Company remains a deposit-driven financial institution with emphasis on core deposit accumulation and retention as a basis for sound growth and profitability. The Company regards core deposits as all deposits other than public certificates of deposit. Core deposits increased $6.2 billion from year-end 2005 to year-end 2006. Core deposits by type of customer is as follows (in millions):

	December 31,
	2006	2005
Consumer	$16,624	$14,990
Commercial	15,768	12,380
Government	7,685	6,500
Total	$40,077	$33,870

Total deposits averaged $38.1 billion for 2006, an increase of $7.2 billion or 23% above the 2005 average. The average balance of noninterest-bearing demand deposits in 2006 was $8.3 billion, a $1.1 billion or 16% increase over the average balance for 2005. The average total balance of savings accounts increased $2.6 billion, or 34% compared to the prior year. The average balance of interest-bearing demand accounts for 2006 was $14.9 billion, a $2.4 billion or 19% increase over the average balance for the prior year. The average balance of time deposits and public funds for 2006 was $4.6 billion, a $1.1 billion or 30% increase over the average balance for 2005. For 2006, the cost of total deposits was 2.49% as compared to 1.54% in 2005.

The Company believes that its record of sustaining core deposit growth is reflective of the Company’s approach to banking which emphasizes a combination of superior customer service, convenient store locations, extended hours of operation, free checking accounts (subject to small minimum balance requirements) and active marketing. This approach is especially reflected in the Company’s comparable store deposit growth. The Company’s comparable store deposit growth is measured as the year over year percentage increase in core deposits at the balance sheet date for stores open one year or more. At December 31, 2006, the comparable store deposit growth for the Company’s 373 stores open one year or more was 17%.

The average balances and weighted average rates of deposits for each of the years 2006, 2005, and 2004 are presented below.

	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
Demand deposits:
Noninterest-bearing	$8,269,158		$7,143,552		$5,408,094
Interest-bearing (money market and N.O.W. accounts)	14,867,213	3.33%	12,474,260	2.03%	10,066,187	0.95%
Savings deposits	10,326,719	2.53	7,698,370	1.60	5,446,713	0.86
Time deposits/public funds	4,618,523	4.11	3,565,002	2.77	3,333,220	1.79
Total deposits	$38,081,613		$30,881,184		$24,254,214

The remaining maturity of certificates of deposit for $100,000 or more as of December 31, 2006, 2005 and 2004 is presented below:

Maturity	2006	2005	2004
(dollars in thousands)
3 months or less	$1,453,925	$1,088,353	$983,909
3 to 6 months	694,344	198,166	182,573
6 to 12 months	350,651	272,156	206,326
Over 12 months	110,457	538,952	457,489
Total	$2,609,377	$2,097,627	$1,830,297

The following is a summary of the remaining maturity of time deposits, including certificates of deposits $100,000 and over, as of December 31, 2006:

Maturity
(dollars in thousands)
2007	$4,741,636
2008	170,366
2009	70,140
2010	45,956
2011	10,324
Thereafter	202
Total	$5,038,624

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

The following table illustrates the GAP position of the Company as of December 31, 2006.

	Interest Rate Sensitivity Gaps
	December 31, 2006
	1-90 Days	91-180 Days	181-365 Days	1-5 Years	Beyond 5 Years	Total
(dollars in millions)
Rate sensitive:
Interest-earning assets
Loans	$5,760.5	$320.1	$631.7	$4,422.9	$4,474.1	$15,609.3
Investment securities	3,886.1	944.8	1,774.0	9,870.8	9,613.4	26,089.1
Federal funds sold	9.3					9.3
Total interest- earning assets	9,655.9	1,264.9	2,405.7	14,293.7	14,087.5	41,707.7
Interest-bearing liabilities
Transaction accounts	8,531.6				18,781.2	27,312.8
Time deposits	2,252.8	1,656.0	832.8	296.8	0.2	5,038.6
Other borrowed money	777.4					777.4
Total interest- bearing liabilities	11,561.8	1,656.0	832.8	296.8	18,781.4	33,128.8
Period gap	(1,905.9)	(391.1)	1,572.9	13,996.9	(4,693.9)	$8,578.9
Cumulative gap	$(1,905.9)	$(2,297.0)	$(724.1)	$13,272.8	$8,578.9
Cumulative gap as a percentage of total interest-earning assets	(4.6)%	(5.5)%	(1.7)%	31.8%	20.6%

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

The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 10% of forecasted net income in the first year and within 15% over the two year time frame. The following table illustrates the impact on projected net income at December 31, 2006 and 2005 of a plus 200 and minus 100 basis point change in interest rates.

	Basis Point Change:
	Plus 200	Minus 100
December 31, 2006:
Twelve Months	(5.2)%	2.2%
Twenty Four Months	(0.1)%	(0.4)%

December 31, 2005:
Twelve Months	(6.9)%	3.2%
Twenty Four Months	(3.9)%	0.7%

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company’s assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company’s assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate plus 200 and minus 100 basis point change in rates. The Company’s ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate plus 200 or minus 100 basis point change would result in the loss of 45% or more of the excess of market value over book value in the current rate scenario. At December 31, 2006, the market value of equity indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of the Company’s assets and liabilities given an immediate plus 200 or minus 100 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company’s core deposits, or the core deposit premium. Utilizing an independent consultant, the Company has completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums. The studies have consistently confirmed management’s assertion that the Company’s core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and duration than the Company’s loans and investment securities. Thus, these core deposit balances provide a natural hedge to market value fluctuations in the Company’s fixed rate assets. At December 31, 2006, the average life of the Company’s core deposit transaction accounts was 17.7 years. The market value of equity model analyzes both sides of the balance sheet and, as indicated below, demonstrates the inherent value of the Company’s core deposits in a rising rate environment. As rates rise, the value of the Company’s core deposits increases which helps offset the decrease in value of the Company’s fixed rate assets. The following table summarizes the market value of equity at December 31, 2006 (in millions, except for per share amounts):

	Market Value of Equity	Per Share

Plus 200 basis point	$9,230	$48.64
Current Rate	$9,700	$51.12
Minus 100 basis point	$8,806	$46.41

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company’s liquidity needs are primarily met by growth in core deposits, its cash position, and cash flow from its amortizing investment and loan portfolios. If necessary, the Company has the ability to generate liquidity through collateralized borrowings, FHLB advances, or the sale of its available for sale investment portfolio. As of December 31, 2006 the Company had in excess of $15.8 billion in immediately available liquidity which includes securities that could be sold or used for collateralized borrowings, cash on hand, and borrowing capacities under existing lines of credit. During 2006, deposit growth and short-term borrowings were used to fund growth in the loan portfolio and purchase additional investment securities.

Other Borrowed Money

Other borrowed money, or short-term borrowings, which consist primarily of securities sold under agreement to repurchase, federal funds purchased, and lines of credit, were used in 2006 to meet short-term liquidity needs. For 2006, short-term borrowings averaged $1.2 billion as compared to $826.4 million in 2005. The average rate on the Company’s short-term borrowings was 4.90% and 3.44% during 2006 and 2005, respectively. At December 31, 2006, short-term borrowings included $662.4 million of securities sold under agreements to repurchase at an average rate of 5.29%, compared to $981.4 million at an average rate of 4.31% as of December 31, 2005.

Long-Term Debt

Effective September 14, 2005, the Company redeemed all $200.0 million of its 5.95% Convertible Trust Capital Securities issued through Commerce Capital Trust II, a Delaware business trust, on March 11, 2002. Each outstanding security was converted into 1.8956 shares of the Company’s common stock, resulting in the issuance of approximately 7.6 million shares.

Stockholders’ Equity and Dividends

At December 31, 2006, stockholders’ equity totaled $2.8 billion, up $491.9 million or 21% over stockholders’ equity of $2.3 billion at December 31, 2005. This increase was due to the Company’s net income for the year as well as shares issued under the Company’s dividend reinvestment and employee compensation and benefit plans. Stockholders’ equity as a percent of total assets was 6.2% at December 31, 2006 and 6.0% at December 31, 2005.

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

	December 31,		Minimum Regulatory Requirements
	2006	2005	2006	2005
Risk based capital ratios:
Tier 1	11.73%	11.81%	4.00%	4.00%
Total capital	12.44	12.58	8.00	8.00
Leverage ratio	6.18	6.04	4.00	4.00

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

At December 31, 2006, the Company’s consolidated capital levels and each of the Company’s banking subsidiaries met the regulatory definition of a “well capitalized” financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%.

The Company’s common stock is listed for trading on the New York Stock Exchange under the symbol CBH. The quarterly market price ranges and dividends declared per common share (as adjusted for the two-for-one stock split effective March 7, 2005) for each of the last two years are shown in the table below. As of January 26, 2007, there were approximately 91,500 holders of record of the Company’s common stock.

Common Share Data
	Market Prices		Dividends Declared
	High	Low	Per Share
2006 Quarter Ended
December 31	$37.05	$34.51	$0.1300
September 30	36.73	31.64	0.1200
June 30	40.96	34.25	0.1200
March 31	36.77	32.06	0.1200

2005 Quarter Ended
December 31	$35.29	$28.08	$0.1200
September 30	35.29	30.05	0.1100
June 30	31.81	27.17	0.1100
March 31	32.47	28.34	0.1100

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

Contractual Obligations and Commitments

As disclosed in the Notes to Consolidated Financial Statements, which appears elsewhere herein, the Company has certain obligations and commitments to make future payments under contracts. At December 31, 2006, the aggregate contractual obligations and commitments are shown in the following table.

Contractual Obligations	Payments Due By Period
	One Year or Less	One to Three Years	Three to Five Years	Beyond Five Years	Total
(dollars in millions)
Deposits without a stated maturity	$11,212.7			$25,036.9	$36,249.6
Time deposits	4,741.6	$286.5	$10.3	0.2	5,038.6
Other borrowed money	777.4				777.4
Operating leases	72.7	146.3	148.0	796.4	1,163.4
Total	$16,804.4	$432.8	$158.3	$25,833.5	$43,229.0

Commitments	Expiration by Period
	One Year or Less	One to Three Years	Three to Five Years	Beyond Five Years	Total
(dollars in millions)
Standby letters of credit	$550.8	$191.1	$348.4	$33.7	$1,124.0
Lines of credit	2,208.8	516.3	487.1	87.1	3,299.3
Commitments to extend credit:
Construction	293.1	375.2	1.7	0.9	670.9
Home equity	78.9	157.8	157.8	788.8	1,183.3
Other	326.9	470.0	27.9	24.2	849.0
Total	$3,458.5	$1,710.4	$1,022.9	$934.7	$7,126.5

Related Parties

The Company engaged in certain activities with entities that would be considered related parties. Management believes disbursements made to related parties were substantially equivalent to those that would have been paid to unaffiliated companies for similar goods and services (further discussed in Note 14 - Related Party Transactions of the Notes to Consolidated Financial Statements, which appears elsewhere herein).

Recent Accounting Statements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), which provides guidance regarding the process of quantifying financial statement misstatements and addresses the diversity in practice in quantifying financial statement misstatements. The Company adopted SAB 108 during the fourth quarter of 2006. Refer to Note 1 - Significant Accounting Policies of the Notes to Consolidated Financial Statements, which appears elsewhere herein, for further information on the impact of SAB 108.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”, and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to uncertain tax positions and is effective as of January 1, 2007. Refer to Note 1 - Significant Accounting Policies of the Notes to Consolidated Financial Statements, which appears elsewhere herein, for further information on the expected impact FIN 48 will have on the Company’s results of operations.

Results of Operations - 2005 versus 2004

Net income for 2005 was $282.9 million compared to $273.4 million in 2004. Diluted net income per common share was $1.61 compared to $1.63 per common share for the prior year. The challenging interest rate environment throughout 2005 reduced the Company’s net interest margin and impeded the Company’s historical net interest income growth. In addition, during the fourth quarter of 2005, the Company, as a protective measure against further net interest margin compression due to the flat yield curve, repositioned a portion of its investment portfolio which resulted in an after-tax charge of approximately $17.0 million, or $.09 per share.

Net interest income on a tax-equivalent basis for 2005 amounted to $1.2 billion, an increase of $137.1 million, or 13% over 2004.

Interest income on a tax-equivalent basis increased $428.2 million or 34% to $1.7 billion in 2005. This increase was primarily related to volume increases in the loan and investment portfolios. Interest expense for 2005 increased $291.2 million to $511.7 million from $220.5 million in 2004. This increase was primarily related to increases in the Company’s average deposit balances and the interest rates paid on deposits and other interest-bearing liabilities.

During 2005, the Company recorded provisions of $19.2 million to the allowance for credit losses compared to $39.2 million for 2004. At December 31, 2005, the allowance aggregated $141.5 million or 1.12% of total loans.

For 2005, noninterest income totaled $442.8 million, an increase of $67.7 million or 18% from 2004. The growth in noninterest income was primarily reflected in increased deposit and service fees of $64.6 million, or 30%. Other operating income, which included Commerce Banc Insurance and Commerce Capital Markets, increased by $19.8 million, or 13%. Commerce Banc Insurance recorded increased revenues of $3.7 million, or 5%, while Commerce Capital Markets recorded decreased revenues of $2.7 million, or 9%. Other increased by $16.2 million, or 40%, primarily due to increased letter of credit fees and revenues generated by the Company’s leasing division.

Noninterest expenses totaled $1.1 billion for 2005, an increase of $207.6 million, or 22% over 2004. Contributing to this increase was the addition of 54 new stores during 2005. With the addition of these new stores, staff, facilities, marketing, and related expenses rose accordingly. Salaries and benefits had the largest increase of $95.3 million during 2005. Other noninterest expenses rose $39.9 million to $234.8 million in 2005. This increase included increased bank-card related service charges of $11.6 million and increased business development expenses of $8.8 million.

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

Management of Commerce Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a - 15(f). Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified.

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

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2006, based on the Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the evaluation of the Company’s internal control over financial reporting as of December 31, 2006, deficiencies were identified surrounding the evaluation and interpretation of the applicability of tax laws to the Company’s activities. Management has determined that these deficiencies represent a material weakness in the Company’s internal control over financial reporting. A material weakness, as defined in Public Company Accounting Oversight (PCAOB) Auditing Standard No. 2, is a control deficiency, or aggregation of control deficiencies, that results in more than a remote risk that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected. As a result of this material weakness, the Company concluded that its internal control over financial reporting was not effective as of December 31, 2006.

Ernst & Young LLP, independent registered accounting firm, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, which is included elsewhere herein.

/s/ Vernon W. Hill, II
Vernon W. Hill, II
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas J. Pauls
Douglas J. Pauls
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
March 16, 2007

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Effectiveness of Internal Control Over Financial Reporting

Audit Committee of the Board of Directors and the Stockholders of Commerce Bancorp, Inc.

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that Commerce Bancorp, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness described below, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Commerce Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. Management determined that controls surrounding the evaluation and interpretation of the applicability of tax laws to the Company’s activities were not operating effectively and that these deficiencies represent a material weakness. As a result of this material weakness, adjustments were identified during the audit process, which have been recorded in the 2006 consolidated financial statements. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 16, 2007 on those financial statements.

In our opinion, management’s assessment that Commerce Bancorp, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Commerce Bancorp, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

/s/Ernst & Young LLP

Philadelphia, Pennsylvania
March 16, 2007

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statements

Audit Committee of the Board of Directors and the Stockholders of Commerce Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Commerce Bancorp, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Bancorp, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 16 to the consolidated financial statements, on January 1, 2006, Commerce Bancorp, Inc. changed its method of accounting for stock based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Commerce Bancorp, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/Ernst & Young LLP

Philadelphia, Pennsylvania
March 16, 2007

Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets

		December 31
	(dollars in thousands)	2006	2005
Assets	Cash and due from banks	$1,207,390	$1,284,064
	Federal funds sold	9,300	12,700
	Cash and cash equivalents	1,216,690	1,296,764
	Loans held for sale	52,741	30,091
	Trading securities	106,007	143,016
	Securities available for sale	11,098,113	9,518,821
	Securities held to maturity	14,884,982	13,005,364
	(market value 2006 - $14,617,764; 2005 - $12,758,552)
	Loans	15,607,049	12,658,652
	Less allowance for loan and lease losses	152,053	133,664
		15,454,996	12,524,988
	Bank premises and equipment, net	1,753,670	1,378,786
	Goodwill and other intangible assets	141,631	106,926
	Other assets	562,986	461,281
	Total assets	$45,271,816	$38,466,037
Liabilities	Deposits:
	Demand:
	Noninterest-bearing	$8,936,824	$8,019,878
	Interest-bearing	16,853,457	13,286,678
	Savings	10,459,306	9,486,712
	Time	5,038,624	3,933,445
	Total deposits	41,288,211	34,726,713

	Other borrowed money	777,404	1,106,443
	Other liabilities	405,103	323,708
	Total liabilities	42,470,718	36,156,864
Stockholders' Equity	Common stock, 189,738,423 shares issued (179,498,717 shares in 2005)	189,738	179,499
	Capital in excess of par value	1,744,691	1,450,843
	Retained earnings	958,770	750,710
	Accumulated other comprehensive loss	(65,240)	(59,169)
		2,827,959	2,321,883
	Less treasury stock, at cost, 1,231,081 shares (837,338 shares in 2005)	26,861	12,710
	Total stockholders' equity	2,801,098	2,309,173
	Total liabilities and stockholders' equity	$45,271,816	$38,466,037
	See accompanying notes.

Consolidated Statements of Income

		Year Ended December 31,
	(dollars in thousands, except per share amounts)	2006	2005	2004
Interest	Interest and fees on loans	$970,270	$680,552	$483,186
Income	Interest on investment securities	1,301,928	981,420	754,202
	Other interest	6,926	3,272	903
	Total interest income	2,279,124	1,665,244	1,238,291

Interest	Interest on deposits:
Expense	Demand	495,147	252,674	95,253
	Savings	261,428	123,419	46,680
	Time	189,944	98,780	59,808
	Total interest on deposits	946,519	474,873	201,741
	Interest on other borrowed money	58,097	28,410	6,685
	Interest on long-term debt		8,379	12,080
	Total interest expense	1,004,616	511,662	220,506

	Net interest income	1,274,508	1,153,582	1,017,785
	Provision for credit losses	33,700	19,150	39,238
	Net interest income after provision for credit losses	1,240,808	1,134,432	978,547
Noninterest	Deposit charges and service fees	374,210	282,692	218,126
Income	Other operating income	214,246	174,132	154,306
	Net investment securities gains (losses)	2,697	(14,030)	2,639
	Total noninterest income	591,153	442,794	375,071

Noninterest	Salaries and benefits	614,627	526,428	431,144
Expense	Occupancy	196,498	165,077	121,210
	Furniture and equipment	161,075	126,986	109,242
	Office	62,234	55,833	46,025
	Marketing	42,737	37,261	36,236
	Other	278,590	234,795	194,921
	Total noninterest expense	1,355,761	1,146,380	938,778
	Income before income taxes	476,200	430,846	414,840
	Provision for federal and state income taxes	176,887	147,907	141,422
	Net income	$299,313	$282,939	$273,418

	Net income per common and common equivalent share:
	Basic	$1.62	$1.70	$1.74
	Diluted	$1.55	$1.61	$1.63
	Average common and common equivalent shares outstanding:
	Basic	184,919	165,974	156,625
	Diluted	193,674	179,135	172,603
	Dividends declared, common stock	$0.49	$0.45	$0.40
	See accompanying notes.

Consolidated Statements of Cash Flows

		Year Ended December 31,
	(dollars in thousands)	2006	2005	2004
Operating	Net income	$299,313	$282,939	$273,418
Activities	Adjustments to reconcile net income to net cash
	provided by operating activities:
	Provision for credit losses	33,700	19,150	39,238
	Provision for depreciation, amortization and accretion	156,560	163,502	133,535
	Stock-based compensation expense	7,376
	Net (gain) loss on sales of securities	(2,697)	14,030	(2,639)
	Proceeds from sales of loans held for sale	745,391	1,001,884	750,854
	Originations of loans held for sale	(760,691)	(738,402)	(752,157)
	Net decrease in trading securities	37,009	26,087	1,355
	Increase in other assets	(91,612)	(78,898)	(58,429)
	Increase in other liabilities	88,134	32,666	82,851
	Deferred income tax (benefit) expense	(23,414)	(17,612)	16,005
	Net cash provided by operating activities	489,069	705,346	484,031

Investing	Proceeds from the sales of securities available for sale	421,455	3,722,875	2,119,230
Activities	Proceeds from the sales of securities held to maturity			125,580
	Proceeds from the maturity of securities available for sale	2,883,670	2,732,109	3,876,918
	Proceeds from the maturity of securities held to maturity	2,227,077	2,627,750	1,019,449
	Purchase of securities available for sale	(4,897,038)	(8,046,583)	(9,304,341)
	Purchase of securities held to maturity	(4,118,321)	(5,191,021)	(3,203,025)
	Net increase in loans	(2,971,024)	(3,160,857)	(2,029,710)
	Capital expenditures	(512,312)	(424,476)	(339,956)
	Cash acquired in purchase acquisition		5,664
	Net cash used by investing activities	(6,966,493)	(7,734,539)	(7,735,855)

Financing	Net increase in demand and savings deposits	5,456,319	6,138,554	7,129,650
Activities	Net increase (decrease) in time deposits	1,105,179	626,949	(172,165)
	Net (decrease) increase in other borrowed money	(329,039)	445,248	349,685
	Dividends paid	(88,192)	(72,363)	(59,205)
	Redemption of long term debt		(57,255)
	Proceeds from issuance of common stock under
	dividend reinvestment and other stock plans	253,050	194,022	146,057
	Other	33	(4)	(1,484)
	Net cash provided by financing activities	6,397,350	7,275,151	7,392,538

	(Decrease) increase in cash and cash equivalents	(80,074)	245,958	140,714
	Cash and cash equivalents at beginning of year	1,296,764	1,050,806	910,092
	Cash and cash equivalents at end of year	$1,216,690	$1,296,764	$1,050,806

	Supplemental disclosures of cash flow information:
	Cash paid during the year for:
	Interest	$980,656	$506,574	$218,986
	Income taxes	153,447	151,757	127,538
	Other noncash activities:
	Transfer of loans to held for sale	7,350	249,500
	Transfer of securities to securities held to maturity			5,919,301
	Fair value of non-cash assets and liabilities acquired:
	Assets acquired	43,091	380,191
	Liabilities assumed	14,091	366,160
	See accompanying notes.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2006, 2005 and 2004
(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Compre-hensive Income (Loss)	Total
Balances at December 31, 2003	$153,739	$789,225	$347,365	$(9,339)	$(3,702)	$1,277,288
Net income			273,418			273,418
Other comprehensive loss, net of tax
Unrealized loss on securities (pre-tax $3,222)					1,465	1,465
Reclassification adjustment (pre-tax $35,677)					23,190	23,190
Other comprehensive loss						24,655
Total comprehensive income						298,073
Cash dividends declared			(62,258)			(62,258)
Shares issued under dividend reinvestment and
compensation and benefit plans (6,898 shares)	6,898	139,159				146,057
Other	(1)	23,092	(14,547)	(1,999)		6,545
Balances at December 31, 2004	$160,636	$951,476	$543,978	$(11,338)	$20,953	$1,665,705
Net income			282,939			282,939
Other comprehensive loss, net of tax
Unrealized loss on securities (pre-tax $136,027)					(85,768)	(85,768)
Reclassification adjustment (pre-tax $8,686)					5,646	5,646
Other comprehensive loss						(80,122)
Total comprehensive income						202,817
Cash dividends declared			(76,203)			(76,203)
Shares issued under dividend reinvestment and
compensation and benefit plans (7,933 shares)	7,933	185,144				193,077
Shares issued upon redemption of Convertible Trust Capital
Securities (7,576 shares)	7,576	187,493				195,069
Acquisition of Palm Beach County Bank (3,325 shares)	3,325	109,309				112,634
Acquisition of insurance brokerage agency (29 shares)	29	797				826
Other		16,624	(4)	(1,372)		15,248
Balances at December 31, 2005	$179,499	$1,450,843	$750,710	$(12,710)	$(59,169)	$2,309,173
Net income			299,313			299,313
Other comprehensive loss, net of tax
Unrealized loss on securities (pre-tax $8,454)					(5,010)	(5,010)
Reclassification adjustment (pre-tax $1,632)					(1,061)	(1,061)
Other comprehensive loss						(6,071)
Total comprehensive income						293,242
Cash dividends declared			(91,252)			(91,252)
Shares issued under dividend reinvestment and
compensation and benefit plans (9,379 shares)	9,379	257,799				267,178
Acquisition of eMoney Advisors (860 shares)	860	28,140				29,000
Other		7,909	(1)	(14,151)		(6,243)
Balances at December 31, 2006	$189,738	$1,744,691	$958,770	$(26,861)	$(65,240)	$2,801,098
See accompanying notes.

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies	Basis of Presentation
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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Commerce Capital Markets, Inc. (CCMI) maintains a portfolio of trading account securities, which are carried at market. Gains and losses, both realized and unrealized, are included in other operating income. Trading gains of $3.4 million, $2.1 million, and $4.4 million were recorded in 2006, 2005, and 2004, respectively, including an unrealized loss of $127,000 and an unrealized gain of $54,000 at December 31, 2006 and 2005, respectively.

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

Other Real Estate (ORE)

Real estate acquired in satisfaction of a loan is reported in other assets at the lower of cost or fair value less disposition costs. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to ORE and recorded at the lower of cost or fair value less disposition costs based on their appraised value at the date actually or constructively received. Losses arising from the acquisition of such property are charged against the allowance for loan and lease losses. Subsequent adjustments to the carrying values of ORE properties are charged to operating expense. Included in other noninterest expense is $615,000, $851,000, and $916,000 related to ORE expenses for 2006, 2005, and 2004, respectively.

Other Investments

The Company makes investments directly in low-income housing tax credit (LIHTC) operating partnerships, private venture capital funds and Small Business Investment Companies (SBIC). At December 31, 2006 and 2005, the Company’s investment in these entities totaled $68.7 million and $53.5 million, respectively. The majority of these investments are accounted for under the equity method of accounting.

Notes to Consolidated Financial Statements

Goodwill and Other Intangible Assets

Goodwill, the excess of cost over fair value of net assets acquired, amounted to $125.8 million and $96.9 million at December 31, 2006 and 2005, respectively. Goodwill is not amortized into net income but rather is tested at least annually for impairment. Other intangible assets, which include core deposit intangibles, totaled $15.8 million and $10.0 million at December 31, 2006 and 2005, respectively. These amounts are amortized over their estimated useful lives, generally 7-10 years, and also continue to be subject to impairment testing.

Amortization expense of other intangible assets amounted to $2.3 million, $614,000, and $591,000 for 2006, 2005, and 2004, respectively. The estimated amortization expense for the next five years is $2.4 million per year.

Advertising Costs
Advertising costs are expensed as incurred.

Income Taxes
The provision for income taxes is based on current taxable income. Deferred income taxes are provided on temporary differences between amounts reported for financial statement and tax purposes.

Income Tax Contingencies

The Company is subject to the income tax laws of the United States, as well as its states and municipalities. These tax laws are complex and subject to different interpretations by taxpayers and the relevant taxing authorities. In establishing its provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws.

Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company reviews its tax balances quarterly as new information becomes available, the balances are adjusted, as appropriate. The Company believes that its recorded tax liabilities adequately provide for the probable outcome of these assessments; however, revisions of its estimate of accrued income taxes could materially effect its operating results.

Restriction on Cash and Due From Banks

The Company's banking subsidiaries are required to maintain reserve balances with the Federal Reserve Bank. The weighted average amount of the reserve balances for 2006 and 2005 were approximately $109.8 million and $138.4 million, respectively.

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

Recent Accounting Statements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides guidance regarding the process of quantifying financial misstatements. SAB 108 requires misstatements to be quantified using both an income statement and balance sheet approach and evaluated as to whether either approach results in a misstatement that is material. A registrant’s financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant factors. SAB 108 permits initial adoption of its provisions by either restating prior financial statements or through a cumulative effect transition method, which records any adjustments made to the 2007 opening balance of retained earnings. The Company adopted SAB 108 during the fourth quarter of 2006. The adoption of SAB 108 did not result in the identification of any material financial misstatements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (FAS 157). FAS 157 provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The Company will be required to adopt FAS 157 on January 1, 2008, and does not believe its adoption will have a material impact on its results of operations.

Notes to Consolidated Financial Statements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”, and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a minimum threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 requires expanded disclosure with respect to uncertain tax positions and is effective as of January 1, 2007. The Company is still evaluating the impact, if any, the adoption of FIN 48 will have on its financial position or results of operations.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No. 133 and 140” (FAS 155). FAS 155 requires entities to evaluate and identify whether interests in securitized financial assets are freestanding derivatives, hybrid financial instruments that contain an embedded derivative requiring bifurcation, or hybrid financial instruments that contain embedded derivatives that do not require bifurcation. FAS 155 also permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for financial instruments acquired or issued by the Company on or after January 1, 2007. The Company does not believe the adoption of FAS 155 will have a material impact on its results of operations.

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

On February 1, 2006, the Company completed the acquisition of eMoney Advisors, Inc. (eMoney), a provider of web-enabled wealth and financial planning solutions. The Company issued approximately 900,000 shares of common stock in exchange for the outstanding eMoney shares. In connection with the acquisition, the Company recorded $25.5 million of goodwill and $8.1 million of other intangible assets, which are being amortized over estimated useful lives of seven years.

3.	Investment Securities	A summary of the amortized cost and market value of securities available for sale and securities held to maturity (in thousands) at December 31, 2006 and 2005 follows:

	December 31,
	2006				2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Government agency and mortgage-backed obligations	$11,098,131	$16,047	$(129,931)	$10,984,247	$9,529,645	$5,779	$(112,946)	$9,422,478
Obligations of state and political subdivisions	54,517	229	(1)	54,745	59,517	41	(431)	59,127
Equity securities	9,679	9,392		19,071	9,679	13,093		22,772
Other	40,221		(171)	40,050	14,330	116	(2)	14,444
Securities available for sale	$11,202,548	$25,668	$(130,103)	$11,098,113	$9,613,171	$19,029	$(113,379)	$9,518,821
U.S. Government agency and mortgage-backed obligations	$14,205,534	$14,843	$(283,519)	$13,936,858	$12,415,587	$5,191	$(252,231)	$12,168,547
Obligations of state and political subdivisions	554,189	1,881	(422)	555,648	490,257	1,216	(988)	490,485
Other	125,259			125,259	99,520			99,520
Securities held to maturity	$14,884,982	$16,724	$(283,941)	$14,617,765	$13,005,364	$6,407	$(253,219)	$12,758,552

The Company’s investment portfolio consists primarily of U.S. Government agency and mortgage-backed obligations. These securities have little, if any, credit risk since they are either backed by the full faith and credit of the U.S. Government, or are guaranteed by an agency of the U.S. Government, or are AAA rated.

Notes to Consolidated Financial Statements

The amortized cost and estimated market value of investment securities (in thousands) at December 31, 2006, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because obligors have the right to repay obligations without prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$35,670	$35,670	$559,400	$559,334
Due after one year through five years	206,275	205,101	491,361	475,942
Due after five years through ten years	465,611	461,503	1,033,730	1,023,705
Due after ten years	100,727	100,134	126,626	126,812
Mortgage-backed securities	10,384,586	10,276,634	12,673,865	12,431,972
Equity securities	9,679	19,071
	$11,202,548	$11,098,113	$14,884,982	$14,617,765

Proceeds from sales of securities available for sale during 2006, 2005 and 2004 were $418.7 million, $3.7 billion and $2.1 billion, respectively. Gross gains of $2.7 million, $12.5 million and $16.7 million were realized on the sales in 2006, 2005, and 2004, respectively, and gross losses of $0, $26.6 million and $14.1 million were realized in 2006, 2005 and 2004, respectively.

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

At December 31, 2006 and 2005, investment securities with a carrying value of $9.2 billion and $7.8 billion, respectively, were pledged to secure deposits of public funds.

The unrealized losses and related fair value of investments with unrealized losses less than 12 months and those with unrealized losses 12 months or longer (in thousands) as of December 31, 2006 are shown below.

	Less than 12 months		12 months or more		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Government agency and mortgage- backed obligations	$1,561,310	$7,200	$6,312,710	$122,731	$7,874,020	$129,931
Obligations of state and political subdivisions/other	27,848	152	1,439	21	29,287	173
Securities available for sale	$1,589,158	$7,352	$6,314,149	$122,752	$7,903,307	$130,104

Held to maturity:
U.S. Government agency and mortgage- backed obligations	$2,068,128	$28,430	$9,563,628	$255,089	$11,631,756	$283,519
Obligations of state and political subdivisions/other	180,371	150	9,955	272	190,326	422
Securities held to maturity	$2,248,499	$28,580	$9,573,583	$255,361	$11,822,082	$283,941

As described in Note 1 - Significant Accounting Policies, the Company reviews the investment securities portfolio to determine if other-than-temporary impairment has occurred. Management does not believe any individual unrealized loss as of December 31, 2006 represents an other-than-temporary impairment. The unrealized losses on these securities are caused by the changes in general market interest rates and not by material changes in the credit characteristics of the investment securities portfolio. The duration and average life of securities with unrealized losses at December 31, 2006 was 3.4 years and 5.3 years, respectively.

During 2006, no securities were sold which had unrealized losses at December 31, 2005.

Notes to Consolidated Financial Statements

4.	Loans	The following is a summary of loans outstanding (in thousands) at December 31, 2006 and 2005:

	December 31,
	2006	2005
Commercial:
Term	$2,392,889	$1,781,148
Line of credit	1,843,545	1,517,347
	4,236,434	3,298,495

Owner-occupied	2,845,791	2,402,300

Consumer:
Mortgages (1-4 family residential)	2,235,247	2,000,309
Installment	287,151	211,332
Home equity	2,958,893	2,353,581
Credit lines	137,429	100,431
	5,618,720	4,665,653
Commercial real estate:
Investor developer	2,625,628	2,001,674
Construction	280,476	290,530
	2,906,104	2,292,204
	$15,607,049	$12,658,652

5.	Allowance for Credit Losses	The following is an analysis of changes in the allowance for credit losses (in thousands) for 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004

Balance, January 1	$141,464	$135,620	$112,057
Provision charged to operating expense	33,700	19,150	39,238
Recoveries of loans previously charged off	7,976	5,192	2,175
Loan charge-offs	(22,871)	(20,992)	(17,850)
Allowance for credit losses acquired bank		2,494
Balance, December 31	$160,269	$141,464	$135,620
Amount reclassified as allowance for unfunded
credit commitments	8,216	7,800
Allowance for loan and lease losses	$152,053	$133,664	$135,620

During 2005, the Company reclassified the allowance related to unfunded credit commitments out of the allowance for loan and lease losses to other liabilities. Prior to 2005, the Company included the portion of the allowance related to unfunded credit commitments in its allowance for loan and lease losses. Because of this reclassification, the Company now refers to its allowance for loan and lease losses and its liability for unfunded credit commitments as the allowance for credit losses.

6.	Non- Performing Loans and Other Real Estate / Fore-closed Assets
Total non-performing loans (non-accrual and restructured loans) were $50.6 million and $34.8 million at December 31, 2006 and 2005, respectively. Non-performing loans of $4.4 million and $748 thousand were transferred to other real estate/foreclosed assets during 2006 and 2005, respectively. Other real estate/foreclosed assets ($2.6 million and $279 thousand at December 31, 2006 and 2005, respectively) are included in other assets. Non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at December 31, 2006 were $53.2 million or .12% of total assets, as compared to $35.1 million or .09% of total assets at December 31, 2005.

Notes to Consolidated Financial Statements

At December 31, 2006 and 2005, the recorded investment in loans considered to be impaired under FASB Statement No. 114 "Accounting by Creditors for Impairment of a Loan" totaled $34.7 million and $26.0 million, respectively, all of which are included in non-performing loans. The reserve for loan and lease losses related to impaired loans totaled approximately $4.5 million and $6.6 million at December 31, 2006 and 2005, respectively. As permitted, all homogenous smaller balance consumer, commercial and residential mortgage loans are excluded from individual review for impairment. The majority of impaired loans were measured using the fair market value of collateral.

Impaired loans averaged approximately $30.2 million and $25.6 million during 2006 and 2005, respectively. Interest income of approximately $2.8 million, $2.8 million, and $2.9 million would have been recorded on non-performing loans (including impaired loans) in accordance with their original terms in 2006, 2005, and 2004, respectively. Actual interest income recorded on these loans amounted to $1.5 million, $809 thousand, and $1.1 million during 2006, 2005, and 2004, respectively.

7.	Bank Premises, Equipment, and Leases	A summary of bank premises and equipment (in thousands) is as follows:

	December 31,
	2006	2005
Land	$370,974	$297,644
Buildings	750,551	570,905
Leasehold improvements	260,116	207,193
Furniture, fixtures and equipment	691,551	541,106
Leased property under capital leases	124	124
	2,073,316	1,616,972
Accumulated depreciation and amortization	(571,062)	(437,247)
	1,502,254	1,179,725
Premises and equipment in progress	251,416	199,061
	$1,753,670	$1,378,786

Total rent expense charged to operations under operating leases was approximately $73.1 million in 2006, $60.0 million in 2005, and $40.1 million in 2004. Total depreciation expense charged to operations was $137.4 million, $112.5 million and $91.9 million in 2006, 2005 and 2004, respectively.

The future minimum rental commitments, by year, under the non-cancelable leases, including escalation clauses, are as follows (in thousands) at December 31, 2006:

Operating
2007	$72,688
2008	73,646
2009	72,620
2010	73,170
2011	74,786
Later years	796,488
Net minimum lease payments	$1,163,398

8.	Deposits	The aggregate amount of time certificates of deposits in denominations of $100,000 or more was $2.6 billion and $2.1 billion at December 31, 2006 and 2005, respectively.

9.	Other Borrowed Money
Other borrowed money consists primarily of securities sold under agreements to repurchase, federal funds purchased, and lines of credit. The following table represents information for other borrowed money (in thousands) at December 31, 2006 and 2005:

Notes to Consolidated Financial Statements

	December 31,
	2006		2005
	Amount	Average Rate	Amount	Average Rate
Securities sold under agreements to repurchase	$662,404	5.29%	$981,443	4.31%
Federal funds purchased	115,000	5.28%	125,000	4.36%
Total	$777,404	5.29%	$1,106,443	4.32%

Average amount outstanding	$1,186,068	4.90%	$826,400	3.44%
Maximum month-end balance	2,568,445		1,244,059

As of December 31, 2006, the Company had a line of credit of $1.6 billion from the Federal Home Loan Bank of Pittsburgh, a line of credit of $121.3 million from the Federal Home Loan Bank of New York, and a $125.0 million line of credit from a group of other banks, all of which was available.

10.	Long-Term Debt
Effective September 14, 2005, the Company redeemed all $200.0 million of its 5.95% Convertible Trust Capital Securities issued through Commerce Capital Trust II, a Delaware business trust, on March 11, 2002. Each outstanding security was converted into 1.8956 shares of the Company’s common stock, resulting in the issuance of approximately 7.6 million shares.

11.	Income Taxes	The provision for income taxes consists of the following (in thousands):

	December 31,
	2006	2005	2004
Current:
Federal	$167,106	$156,805	$118,301
State	33,195	8,714	7,116
Deferred:
Federal	(23,414)	(17,612)	16,005
	$176,887	$147,907	$141,422

The above provision includes income tax expense of $900,000 related to net investment security gains recorded in 2006, an income tax benefit of $4.9 million related to net investment security losses recorded in 2005 and income tax expense of $900,000 related to net investment security gains recorded in 2004.

As a result of an analysis of the tax structures of certain wholly-owned subsidiaries, the Company recorded an additional estimated state income tax liability of $24.4 million during the fourth quarter of 2006 in anticipation of potential settlements with various taxing authorities.  The final settlement of this matter may be materially different from this estimate.  The impact on net income, net of federal tax benefits, is $15.8 million. The impact on the Company’s effective tax rate is presented in the table below.

The provision for income taxes differs from the expected statutory provision as follows:

	December 31,
	2006	2005	2004
Expected provision at statutory rate:	35.0%	35.0%	35.0%
Difference resulting from:
Tax-exempt interest on loans	(1.2)	(1.3)	(1.2)
Tax-exempt interest on securities	(1.1)	(1.0)	(1.4)
State income taxes (net of federal benefit)	4.5	1.3	1.1
Other	(0.1)	0.3	0.6
	37.1%	34.3%	34.1%

The amounts payable for federal income taxes for 2006 and 2005 were reduced by approximately $26.3 million and $14.6 million, respectively, due to the exercise of stock options.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Notes to Consolidated Financial Statements

The significant components of the Company's deferred tax liabilities and assets as of December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Loan loss reserves	$56,094	$48,640
Intangibles		1,832
Deferred rents	17,010	11,460
Net operating loss carryforwards	6,384
Fair value adjustment, available for sale securities	39,195	35,181
Federal benefit on state taxes	8,527
Other reserves	4,481	3,024
Total deferred tax assets	131,691	100,137
Deferred tax liabilities:
Depreciation	(47,388)	(51,996)
Intangibles	(2,711)
Other	(10,249)	(9,028)
Total deferred tax liabilities	(60,348)	(61,024)
Net deferred assets (liabilities)	$71,343	$39,113

No valuation allowance was recognized for the deferred tax assets at December 31, 2006 or 2005.

12.	Commitments, Letters of Credit and Guarantees
In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit, which are not reflected in the accompanying consolidated financial statements. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies. Collateral is obtained based on management's credit assessment of the borrower. At December 31, 2006, the Company had outstanding standby letters of credit in the amount of $1.1 billion. Fees associated with standby letters of credit have been deferred and recorded in other liabilities on the Consolidated Balance Sheets. These fees are immaterial to the Company’s consolidated financial statements at December 31, 2006.

In addition, the Company is committed as of December 31, 2006 to advance $670.9 million on construction loans, $1.2 billion on home equity lines of credit and $3.3 billion on other lines of credit. All other commitments total approximately $849.0 million. The Company does not anticipate any material losses as a result of these transactions.

The Company has commitments to fund LIHTC partnerships, private venture capital funds and SBICs that total approximately $43.7 million at December 31, 2006.

13.	Common Stock	At December 31, 2006, the Company's common stock had a par value of $1.00. The Company is authorized to issue 500,000,000 shares as of this date.

On December 20, 2006, the Board of Directors declared a cash dividend of $0.13 for each share of common stock outstanding, payable January 19, 2007 to stockholders of record on January 5, 2007.

On February 15, 2005, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend, distributed on March 7, 2005 to stockholders of record on February 25, 2005.

Notes to Consolidated Financial Statements

14.	Related Party Transactions
Loans

Loans to executive officers and directors of the Company and its subsidiaries, and companies with which they are associated, are made in the ordinary course of business and on substantially the same terms as comparable unrelated transactions. The following table summarizes the Company’s related party loans (in millions) at December 31, 2006 and 2005:

	December 31,
	2006	2005

Executive officers	$3.8	$2.2
Bancorp directors	7.2	4.4
	$11.0	$6.6

In addition, the Company had loans to directors of its subsidiary banks totaling $4.4 million and $4.6 million at December 31, 2006 and 2005, respectively.

Leases

The Company has nineteen operating leases with related parties, from 2002 and prior, for land and bank premises. Rents paid under these agreements are approved by the independent members of the Board of Directors and supported by independent appraisals. The aggregate annual rental under these leases was approximately $1.9 million, $1.9 million, and $1.7 million in 2006, 2005, and 2004, respectively. These leases expire periodically beginning in 2008 but are renewable through 2042.

Other Services

The Company has obtained architectural design and facilities management services for over 25 years from a business owned by the spouse of the Chairman of the Board of the Company. The Company spent $9.2 million, $7.5 million, and $6.5 million in 2006, 2005, and 2004, respectively, for such services and related costs.

The Company conducts business with related parties that perform legal services and provide facilities for the purpose of business development. Disbursements aggregated $1.2 million, $1.4 million, and $1.9 million, in 2006, 2005, and 2004, respectively, for these services.

Notes to Consolidated Financial Statements

15.	Earnings Per Share	The calculation of earnings per share follows (in thousands, except for per share amounts):

	Year Ended December 31,
	2006	2005	2004
Basic:
Net income applicable to common stock	$299,313	$282,939	$273,418
Average common shares outstanding	184,919	165,974	156,625
Net income per common share	$1.62	$1.70	$1.74

Diluted:
Net income applicable to common stock on a diluted basis	$299,313	$282,939	$273,418
Add: Interest expense on Convertible Trust Capital Securities		5,446	7,852
	$299,313	$288,385	$281,270

Average common shares outstanding	184,919	165,974	156,625
Additional shares considered in diluted
computation assuming:
Exercise of stock options	8,755	7,843	8,396
Conversion of trust capital securities		5,318	7,582
Average common and common equivalent shares outstanding	193,674	179,135	172,603
Net income per common and common equivalent share	$1.55	$1.61	$1.63

16.	Stock-Based Compensation
In 2004, the Board of Directors adopted and Company shareholders approved the 2004 Employee Stock Option Plan (the 2004 Plan) for the officers and employees of the Company and its subsidiaries. The 2004 Plan authorizes the issuance of up to 30,000,000 shares of common stock (as adjusted for all stock splits and stock dividends) upon the exercise of options. As of December 31, 2006, options to purchase 8,016,143 shares of common stock have been issued under the 2004 Plan. In addition to the 2004 Plan, the Company has a plan for its non-employee directors. The option price for options issued under the Company’s plans must be at least equal to 100% of the fair market value of the Company's common stock as of the date the option is granted. All options granted will vest evenly over four years from the date of grant. The options expire not later than 10 years from the date of grant. In addition, there are options outstanding from prior stock option plans of the Company, which were granted under similar terms. No additional options may be issued under these prior plans.

Prior to January 1, 2006, the Company accounted for its stock option plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations. Typically, stock-based compensation expense was not recognized in the Consolidated Statements of Income as all options granted under the Company’s option plans had an exercise price equal to the market value on the date of grant. Effective January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123). FAS 123R was adopted using the modified prospective method. Under the modified prospective method, compensation cost for the year ended December 31, 2006 included (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value net of estimated forfeitures, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value net of estimated forfeitures. Results for prior periods have not been restated.

As a result of adopting FAS 123R on January 1, 2006, the Company recorded compensation expense of approximately $7.4 million during the year ended December 31, 2006, which decreased net income per share by $.03. There was no material impact to cash flows resulting from the adoption of FAS 123R as compared to what would have been recorded under APB 25. As of December 31, 2006, the total remaining unrecognized compensation cost related to stock options granted under the Company’s plans was $29.8 million, which is expected to be recognized over a weighted-average vesting period of 3.2 years.

Notes to Consolidated Financial Statements

The Company uses the Black-Scholes option pricing model to estimate an option’s fair value. The fair value of options included in the compensation charge recorded in 2006 was estimated using the following assumptions: a risk-free interest rates of 4.68%, a dividend yield of 1.32%, an expected volatility of 25.4%, and a weighted average expected life of 4.63 years. The risk-free interest rate is based on the 5-year U.S. Treasury yield in effect at the time of grant. The dividend yields reflect the Company’s actual dividend yield at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock over the 5-year period prior to the grant date. The weighted average expected lives represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. All options vest evenly over four years from the date of grant and expire 10 years from the date of grant. Compensation cost is recognized, net of estimated forfeitures, over the vesting period of the options on a straight-line basis.

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

	Year Ended December 31,
	2005	2004
Reported net income	$282,939	$273,418
Less: Stock option compensation expense
determined under fair value method, net of tax	(55,541)	(11,849)

Pro forma net income, basic	227,398	261,569

Add: Interest expense on Convertible Trust
Capital Securities, net of tax	5,446	7,852

Pro forma net income, diluted	$232,844	$269,421

Reported net income per share:
Basic	$1.70	$1.74
Diluted	1.61	1.63

Pro forma net income per share:
Basic	$1.37	$1.67
Diluted	1.30	1.56

On December 8, 2005, the Company’s board of directors approved the acceleration of vesting of all outstanding unvested stock options awarded prior to July 1, 2005 to employees and directors. This acceleration was effective as of December 16, 2005. As a result of the acceleration, options to purchase approximately 10.6 million shares of common stock became immediately exercisable. The future unrecognized compensation expense related to the accelerated options, approximately $41.0 million, net of tax, is reflected in the 2005 pro forma amounts above. The purpose of the acceleration was to eliminate this future compensation expense that otherwise would have been recognized under FAS 123R.

Notes to Consolidated Financial Statements

Information concerning option activity for all option plans for the periods indicated is as follows:

	Shares Under Option	Weighted Average Exercise Price
Balance at January 1, 2004	23,915,204	$4.38
Options granted	6,112,444	29.37
Options exercised	3,064,024	12.39
Options canceled	439,488	24.92
Balance at December 31, 2004	26,524,136	17.89
Options granted	3,807,829	31.17
Options exercised	2,869,666	14.25
Options canceled	568,223	27.77
Balance at December 31, 2005	26,894,076	19.88
Options granted	4,260,062	36.48
Options exercised	4,556,325	16.80
Options canceled	224,377	34.55
Balance at December 31, 2006	26,373,436	22.91

The weighted-average fair value of options granted during the year ended December 31, 2006 was $9.61.

Cash received from option exercises for the year ended December 31, 2006 was approximately $70.4 million. The intrinsic value of stock options exercised during the year ended December 31, 2006 was approximately $85.9 million. The aggregate intrinsic value for stock options, both outstanding and exercisable, at December 31, 2006 was $330.5 million.

Additional information concerning options outstanding as of December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of 12/31/2006	Weighted- Average Exercise Price
$3.44 to $5.00	1,984	0.1	$4.62	1,984	$4.62
$5.01 to $10.00	3,226,293	2.2	8.95	3,226,293	8.95
$10.01 to $17.50	5,262,661	3.0	13.00	5,262,661	13.00
$17.51 to $25.00	6,160,536	5.7	20.84	6,153,264	20.84
$25.01 to $40.12	11,721,962	8.1	32.30	7,707,135	30.15

17.	Benefit Plans
Employee 401(k) Plan
The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan allows all eligible employees to defer a percentage of their income on a pretax basis through contributions to the plan. Under the provisions of the plan, the Company may match a percentage of the employees' contributions subject to a maximum limit. The charge to operations for Company matching contributions was $6.4 million, $5.5 million and $3.3 million for 2006, 2005 and 2004, respectively. As part of the 401(k) plan, the Company maintains an Employee Stock Ownership Plan (ESOP) component for all eligible employees. As of December 31, 2006, the ESOP held 2,690,044 shares of the Company’s common stock, all of which were allocated to participant accounts. Employer contributions are determined at the discretion of the Board of Directors. No contribution expense was recorded for the ESOP in 2006, 2005 or 2004.

Supplemental Executive Retirement Plan

Effective January 1, 2004, the Company’s Board of Directors formalized a Supplemental Executive Retirement Plan (SERP), which was previously approved January 1, 1992, for certain designated executives in order to provide supplemental retirement income. The SERP is a defined contribution plan, is unfunded, and contributions are made at the Company’s discretion. For the years ended December 31, 2006, 2005 and 2004, the Company expensed $374,000, $355,000 and $7.2 million, respectively, for the SERP.

Post-employment or Post-retirement Benefits
The Company offers no post-employment or post-retirement benefits.

Notes to Consolidated Financial Statements

18.	Fair Value of Financial Instruments
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

The following table represents the carrying amounts and fair values of the Company's financial instruments at December 31, 2006 and 2005:

	December 31,
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$1,216,690	$1,216,690	$1,296,764	$1,296,764
Loans held for sale	52,741	52,741	30,091	30,091
Trading securities	106,007	106,007	143,016	143,016
Investment securities	25,983,095	25,715,877	22,524,185	22,277,373
Loans (net)	15,454,996	15,377,817	12,524,988	12,729,831

Financial liabilities:
Deposits	41,288,211	41,334,666	34,726,713	34,740,409
Other borrowed money	777,404	777,404	1,106,443	1,106,443
Off-balance sheet instruments:
Standby letters of credit	$2,952	$2,952	$2,605	$2,605
Commitments to extend credit		124		1,283

Refer to Note 22 - Derivative Financial Instruments for fair value information on derivative financial instruments.

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

19.	Quarterly Financial Data (unaudited)
The following represents summarized unaudited quarterly financial data of the Company which, in the opinion of management, reflects adjustments (comprising only normal recurring accruals) necessary for fair presentation. As described in Note 11 - Income Taxes, the Company recorded an additional estimated net tax liability of $15.8 million during the fourth quarter of 2006.

	Three Months Ended
	December 31	September 30	June 30	March 31
	(dollars in thousands)
2006
Interest income	$609,093	$597,406	$562,162	$510,463
Interest expense	283,422	275,436	243,225	202,533
Net interest income	325,671	321,970	318,937	307,930
Provision for credit losses	10,200	9,499	7,500	6,501
Provision for federal and state income taxes	56,108	39,890	41,089	39,800
Net income	62,827	79,669	79,520	77,297

Net income per common share:
Basic	$0.33	$0.43	$0.43	$0.43
Diluted	0.32	0.41	0.41	0.41

2005
Interest income	$473,227	$423,839	$397,698	$370,480
Interest expense	174,387	136,465	109,231	91,579
Net interest income	298,840	287,374	288,467	278,901
Provision for credit losses	5,400	3,000	4,500	6,250
Provision for federal and state income taxes	24,292	41,116	41,702	40,797
Net income	46,938	79,455	79,409	77,137

Net income per common share:
Basic	$0.27	$0.48	$0.49	$0.48
Diluted	0.26	0.45	0.46	0.45

Notes to Consolidated Financial Statements

20.	Condensed
Financial
Statements
of the
Parent
Company
and Other
Matters

Balance Sheets

	December 31,
(dollars in thousands)	2006	2005
Assets
Cash	$5,488	$4,530
Securities available for sale	39,034	82,754
Investment in subsidiaries	2,754,104	2,278,869
Other assets	25,890	21,496
Total assets	$2,824,516	$2,387,649
Liabilities
Other liabilities	$23,418	$78,476
Total liabilities	23,418	78,476
Stockholders' equity
Common stock	189,738	179,499
Capital in excess of par value	1,744,691	1,450,843
Retained earnings	958,770	750,710
Accumulated other comprehensive loss	(65,240)	(59,169)
	2,827,959	2,321,883
Less treasury stock, at cost	26,861	12,710
Total stockholders' equity	2,801,098	2,309,173
Total liabilities and stockholders' equity	$2,824,516	$2,387,649

Statements of Income

	Year Ended December 31,
(dollars in thousands)	2006	2005	2004
Income:
Dividends from subsidiaries	$17,000	$25,000	$20,000
Interest income	289	438	499
Other	5,774	3,659	8,028
	23,063	29,097	28,527
Expenses:
Interest expense		8,639	12,448
Operating expenses	15,432	1,728	10,370
	15,432	10,367	22,818
Income before income taxes and equity in undistributed income of subsidiaries	7,631	18,730	5,709
Income tax benefit	(2,973)	(2,220)	(5,025)
	10,604	20,950	10,734
Equity in undistributed income of subsidiaries	288,709	261,989	262,684
Net income	$299,313	$282,939	$273,418

Notes to Consolidated Financial Statements
Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2006	2005	2004

Operating activities:
Net income	$299,313	$282,939	$273,418
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation, amortization and accretion	34	152	189
Stock-based compensation expense	7,376
Undistributed income of subsidiaries	(288,709)	(261,989)	(262,684)
Increase in other assets	(4,618)	(4,601)	(13,278)
(Decrease) increase in other liabilities	(56,346)	35,453	45,072
Net cash (used) provided by operating activities	(42,950)	51,954	42,717
Investing activities:
Investments in subsidiaries	(161,193)	(155,000)	(168,700)
Proceeds from the maturity of securities available for sale	245,000	158,000	198,000
Purchase of securities available for sale	(204,790)	(177,451)	(154,528)
Net cash used by investing activities	(120,983)	(174,451)	(125,228)
Financing activities:
Proceeds from issuance of common stock
under dividend reinvestment and other stock plans	253,050	194,022	146,057
Dividends paid	(88,192)	(72,363)	(59,205)
Redemption of long-term debt		(155)
Other	33	(1)	(1,484)
Net cash provided by financing activities	164,891	121,503	85,368
Increase (decrease) in cash and cash equivalents	958	(994)	2,857
Cash and cash equivalents at beginning of year	4,530	5,524	2,667
Cash and cash equivalents at end of year	$5,488	$4,530	$5,524
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest		$9,201	$12,268
Income taxes	$145,183	144,479	121,766

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

The approval of the Comptroller of the Currency is required for a national bank to pay dividends if the total of all dividends declared in any calendar year exceeds net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. New Jersey state banks are subject to similar dividend restrictions. Commerce N.A. and Commerce North can declare dividends in 2007 without additional approval of approximately $468.4 million and $83.2 million, respectively, plus an additional amount equal to each bank's net profit for 2007 up to the date of any such dividend declaration.

The Federal Reserve Act requires the extension of credit by any of the Company’s banking subsidiaries to certain affiliates, including Commerce Bancorp, Inc. (parent), be secured by readily marketable securities, that extension of credit to any one affiliate be limited to 10% of the capital and capital in excess of par or stated value, as defined, and that extensions of credit to all such affiliates be limited to 20% of capital and capital in excess of par or stated value. At December 31, 2006 and 2005, the Company complied with these guidelines.

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

Notes to Consolidated Financial Statements

As of December 31, 2006 and 2005, the Company and each of its subsidiary banks were categorized as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2006 that management believes have changed any subsidiary bank's capital category.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-based assets (as defined in the regulations) and of Tier I capital to average assets (as defined in the regulations), or leverage. Management believes, as of December 31, 2006, that the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

The following table presents the Company's and Commerce N.A.'s risk-based and leverage capital ratios at December 31, 2006 and 2005.

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2006
Company
Risk based capital ratios:
Tier I	$2,724,708	11.73%	$929,142	4.00%	$1,393,712	6.00%
Total capital	2,889,203	12.44	1,858,283	8.00	2,322,854	10.00
Leverage ratio	2,724,708	6.18	1,762,755	4.00	2,203,443	5.00

Commerce N.A.
Risk based capital ratios:
Tier 1	$2,403,663	11.30%	$850,791	4.00%	$1,276,187	6.00%
Total capital	2,546,651	11.97	1,701,583	8.00	2,126,979	10.00
Leverage ratio	2,403,663	6.00	1,602,556	4.00	2,003,196	5.00

December 31, 2005
Company
Risk based capital ratios:
Tier I	$2,261,416	11.81%	$765,812	4.00%	$1,148,718	6.00%
Total capital	2,408,772	12.58	1,531,625	8.00	1,914,531	10.00
Leverage ratio	2,261,416	6.04	1,497,889	4.00	1,872,362	5.00

Commerce N.A.
Risk based capital ratios:
Tier 1	$2,004,448	11.46%	$699,719	4.00%	$1,049,578	6.00%
Total capital	2,130,878	12.18	1,399,438	8.00	1,749,297	10.00
Leverage ratio	2,004,448	5.92	1,354,615	4.00	1,693,269	5.00

21.	Segment Reporting
The Company operates one reportable segment of business, Community Banks, which includes Commerce N.A. and Commerce North. Through its Community Banks, the Company provides a broad range of retail and commercial banking services, and corporate trust services. Parent/Other includes the holding company, Commerce Banc Insurance (whose noninterest revenues of $83.5 million, $76.2 million and $72.5 million in 2006, 2005, and 2004, respectively, were reported in other operating income), and CCMI (whose noninterest revenues of $29.6 million, $25.4 million, and $28.1 million in 2006, 2005, and 2004, respectively, were reported in other operating income).

Notes to Consolidated Financial Statements

Selected segment information for each of the three years ended December 31 is as follows (in thousands):

	2006			2005			2004
	Community Banks	Parent/ Other	Total	Community Banks	Parent/ Other	Total	Community Banks	Parent/ Other	Total
Net interest income (expense)	$1,271,050	$3,458	$1,274,508	$1,157,208	$(3,626)	$1,153,582	$1,024,092	$(6,307)	$1,017,785
Provision for credit losses	33,700		33,700	19,150		19,150	39,238		39,238
Net interest income after provision	1,237,350	3,458	1,240,808	1,138,058	(3,626)	1,134,432	984,854	(6,307)	978,547
Noninterest income	463,873	127,280	591,153	337,979	104,815	442,794	267,912	107,159	375,071
Noninterest expense	1,241,873	113,888	1,355,761	1,063,467	82,913	1,146,380	846,421	92,357	938,778
Income before income taxes	459,350	16,850	476,200	412,570	18,276	430,846	406,345	8,495	414,840
Income tax expense	170,122	6,765	176,887	141,610	6,297	147,907	138,879	2,543	141,422
Net income	$289,228	$10,085	$299,313	$270,960	$11,979	$282,939	$267,466	$5,952	$273,418
Average assets (in millions)	$39,260	$2,902	$42,162	$31,534	$2,472	$34,006	$24,452	$2,167	$26,619

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

22.	Derivative Financial Instruments
As part of CCMI’s broker-dealer activities, CCMI maintains a trading securities portfolio for distribution to its customers in order to meet those customers’ needs. In order to reduce the exposure to market risk relating to the trading securities portfolio, CCMI buys and sells derivative financial instruments, primarily interest rate futures and option contracts. Realized and unrealized gains and losses on derivative financial instruments are included in other operating income. As of December 31, 2006 and 2005, the notional amount of interest rate futures and option contract positions was $39.0 million and $8.0 million, with aggregate fair values of $262 thousand and $0, respectively.

As an accommodation to its loan customers, the Company enters into interest rate swap agreements. The Company minimizes its market risk by concurrently entering into offsetting swap agreements with counterparties. The offsetting swap agreements generally have identical notional values and terms. These swaps are carried at estimated fair value with changes in estimated fair value included in other operating income. As of December 31, 2006 and 2005, the notional amount of interest rate swap positions was $1.3 billion and $510.5 million with aggregate fair values of $5.7 million and $1.4 million, respectively.

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

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2006. The Company’s disclosure controls and procedures are designed to ensure, at a reasonable assurance level, that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on management’s evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of December 31, 2006, taking into effect the material weakness described on page 28 of this annual report, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level.

Management’s evaluation of internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a - 15(f). Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2006, based on the Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Report on Management’s Assessment of Internal Control Over Financial Reporting is provided on page 28 of this annual report and is incorporated herein by reference. An attestation report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on management’s assessment of the Company’s internal control over financial reporting is provided on page 29 of this annual report.

Changes in internal control over financial reporting.

The Company’s management, with the participation of its principal executive officer and principal financial officer, also conducted an evaluation of changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, the Company’s management determined that no changes were made to the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a - 15(f), during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to December 31, 2006, the Company commenced implementation of remediation steps to address the material weakness described on page 28 of this annual report. Although the Company’s remediation efforts have commenced, control weaknesses will not be considered remediated until new internal controls over financial reporting are fully implemented and operational for a period of time and are operating effectively.

Item 9B. Other Information

The Company has been advised that an investigation is being conducted by the OCC, (defined on page 6) in conjunction with the FRB (defined on page 3). The Company has further been advised that the scope of the investigation will include but not be limited to transactions with its officers, directors and related parties, including transactions involving bank premises. The Company is fully cooperating with the OCC and the FRB with respect to the investigation.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information called for by this item is incorporated by reference from the Company’s definitive proxy statement relating to its 2007 Annual Meeting of Shareholders, which will be filed with the SEC.

The Company has adopted a Code of Ethics for Senior Financial Officers that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and any other person performing similar functions and a Code of Business Conduct and Ethics that applies to all of its directors and employees, including, without limitation, its principal executive officer, principal financial officer, principal accounting officer and all of its employees performing financial or accounting functions. The Company’s Code of Ethics for Senior Financial Officers and Code of Business Conduct and Ethics are posted on its website, www.commerceonline.com and are available in print to any shareholder who requests them. See Item 1. Business - Available Information. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its Code of Ethics for Senior Financial Officers or its Code of Business Conduct and Ethics by posting such information on its website at the location specified above.

Item 11. Executive Compensation

The information called for by this item is incorporated by reference from the Company’s definitive proxy statement relating to its 2007 Annual Meeting of Shareholders, which will be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated by reference from the Company’s definitive proxy statement relating to its 2007 Annual Meeting of Shareholders, which will be filed with the SEC.

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2006:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	26,373,436	$22.91	22,440,413
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	26,373,436	$22.91	22,440,413

Item 13. Certain Relationships and Related Transactions

The information called for by this item is incorporated by reference from the Company’s definitive proxy statement relating to its 2007 Annual Meeting of Shareholders, which will be filed with the SEC.

Item 14. Principal Accounting Fees and Services

The information called for by this item is incorporated by reference from the Company’s definitive proxy statement relating to its 2007 Annual Meeting of Shareholders, which will be filed with the SEC.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following financial statements of Commerce Bancorp, Inc. are filed as part of this Form 10-K in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

(a)(2) Schedules

All schedules have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable.

(a)(3) Exhibits

Exhibit Number	Description of Exhibit	Location
3.1	Restated Certificate of Incorporation of the Company, as amended.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
3.2	By-laws of the Company, as amended.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2004.
10.1	Ground lease, dated July 1, 1984, among Commerce N.A. and Group Four Equities, relating to the store in Gloucester Township, New Jersey.	Incorporated by reference from the Company’s Registration Statement on Form S-1, and Amendments Nos. 1 and 2 thereto (Registration No. 2-94189)
10.2	Ground lease, dated April 15, 1986, between Commerce N.A. and Mount Holly Equities, relating to Commerce N.A.'s store in Mt. Holly, New Jersey.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
10.3	Ground lease, dated February 15, 1988, between Commerce N.A. and Holly Ravine Equities of New Jersey, relating to one of the Commerce N.A.’s stores in Cherry Hill, New Jersey.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
10.4	Ground lease, dated June 1, 1994, between Commerce N.A. and Absecon Associates, L.L.C., relating to Commerce N.A.’s branch office in Absecon, New Jersey.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.5

Ground lease, dated September 11, 1995, between Commerce Shore (merged with and into Commerce N.A. in 2004) and Whiting Equities, L.L.C., relating to Commerce Shore’s stores in Manchester Township, New Jersey.

Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.6	Ground lease, dated November 1, 1995, between Commerce N.A. and Evesboro Associates, L.L.C., relating to Commerce N.A.’s stores in Evesham Township, New Jersey.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.7	Ground lease, dated October 1, 1996, between Commerce N.A. and Triad Equities, L.L.C., relating to one of Commerce N.A.’s stores in Gloucester Township, New Jersey.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.8	Ground lease, dated January 16, 1998, between Commerce N.A. and Ewing Equities, L.L.C., relating to Commerce N.A.’s store in Ewing, New Jersey.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.9

Ground lease, dated November 30, 1998, between Commerce Shore (merged with and into Commerce N.A. in 2004) and Brick/Burnt Tavern Equities, L.L.C., relating to Commerce Shore’s stores in Brick, New Jersey.
Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

	10.10	Ground lease, dated November 30, 1998, between Commerce Shore (merged with and into Commerce N.A. in 2004) and Aberdeen Equities, L.L.C., relating to Commerce Shore’s store in Aberdeen, New Jersey.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
	10.11	Ground lease, dated November 30, 1998, between Commerce N.A. and Hamilton/Wash Properties, L.L.C., relating to Commerce N.A.’s store in Hamilton Township, New Jersey.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
	10.12	Ground lease, dated April 2, 1999, between Commerce PA (merged with and into Commerce N.A. in 2005) and Abington Equities, L.L.C., relating to Commerce PA’s store in Abington Township, Pennsylvania.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
	10.13	Ground lease, dated October 1999, between Commerce PA (merged with and into Commerce N.A. in 2005) and Bensalem Equities, L.L.C., relating to Commerce PA’s store in Bensalem, Pennsylvania.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
	10.14

Ground lease, dated March 10, 2000, between Commerce PA (merged with and into Commerce N.A. in 2005) and Chalfont Equities, L.L.C., relating to Commerce PA’s store in New Britain Township, Pennsylvania.

			Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
	10.15

Ground lease, dated January 4, 2001, between Commerce PA (merged with and into Commerce N.A. in 2005) and Warminster Equities, L.L.C., relating to Commerce PA’s store in Warminster Township, Pennsylvania.

			Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
	10.16	Ground lease dated January 1, 2001, between Commerce N.A. and Willingboro Equities, L.L.C., relating to Commerce N.A.’s store in Willingboro, New Jersey.	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2003.
	10.17	Ground lease dated November 27, 2001, between Commerce PA (merged with and into Commerce N.A. in 2005) and Warrington Equities, L.L.C., relating to Commerce PA’s store in Warrington, Pennsylvania.	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2003.
*	10.18	A copy of the Retirement Plan for Outside Directors of Commerce Bancorp, Inc.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
*	10.19	The Company's 1989 Stock Option Plan for Non-Employee Directors.	Incorporated by reference from the Company’s Registration Statement on Form S-2 and Amendments Nos. 1 and 2 thereto (Registration No. 33-31042)
*	10.20	The Company’s 1998 Stock Option Plan for Non-Employee Directors.	Incorporated by reference from the Company’s Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, Exhibit A thereto.
*	10.21	A copy of employment contract with Dennis M. DiFlorio dated January 1, 1998.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
*	10.22	A copy of employment contract with Robert D. Falese dated January 1, 1998.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

*	10.23	A copy of employment contract with George E. Norcross, III dated November 15, 1996.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
*	10.24	A copy of amended and restated employment contract with Vernon W. Hill, II entered into on March 14, 2006, with an effective date of January 1, 2006.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
*	10.25	A copy of employment contract with Douglas J. Pauls, dated January 1, 2005.
*	10.26	The Company's Employee Stock Ownership Plan.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
*	10.27	The Company’s Supplemental Executive Retirement Plan.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
*	10.28	The Company's 1997 Employee Stock Option Plan.	Incorporated by reference from the Company’s Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, Exhibit A thereto.
*	10.29	The Company's 2004 Employee Stock Option Plan.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2004.
*	10.30	Description of Directors’ and Named Executive Officers’ Compensation	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2006.
	21.1	Subsidiaries of the Company.	Incorporated by reference from PART 1, Item 1. “BUSINESS” of this Report on Form 10-K.
	23.1	Consent of Ernst & Young LLP.
	31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Commerce Bancorp, Inc.

	By	/s/ Vernon W. Hill, II
Vernon W. Hill, II
Date: March 16, 2007		Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Douglas J. Pauls
Douglas J. Pauls
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vernon W. Hill, II	Chairman of the Board, President and Director	March 16, 2007
Vernon W. Hill, II	(Principal Executive Officer)

	Director	March 16, 2007
Jack R Bershad

/s/ Joseph Buckelew	Director	March 16, 2007
Joseph Buckelew

/s/ Donald T. DiFrancesco	Director	March 16, 2007
Donald T. DiFrancesco

/s/ Morton N. Kerr	Director	March 16, 2007
Morton N. Kerr

/s/ Steven M. Lewis	Director	March 16, 2007
Steven M. Lewis

	Director	March 16, 2007
John K. Lloyd

/s/ George E. Norcross, III	Director	March 16, 2007
George E. Norcross, III

/s/ Daniel J. Ragone	Director	March 16, 2007
Daniel J. Ragone

/s/ William A. Schwartz Jr.	Director	March 16, 2007
William A. Schwartz Jr.

/s/ Joseph T. Tarquini Jr.	Director	March 16, 2007
Joseph T. Tarquini Jr.

	Director	March 16, 2007
Joseph S. Vassalluzzo