Form 10-Q
period 2007-03-31
COMMERCE BANCORP INC /NJ/
filed 2007-05-09
CIK 715096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

Large accelerated filer X	Accelerated filer __	Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __	No X

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	191,373,248
(Title of Class)	(No. of Shares Outstanding as of May 1, 2007)

COMMERCE BANCORP, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

		March 31,	December 31,
	(dollars in thousands)	2007	2006
Assets	Cash and due from banks	$1,237,008	$1,207,390
	Federal funds sold	506,400	9,300
	Cash and cash equivalents	1,743,408	1,216,690
	Loans held for sale	48,447	52,741
	Trading securities	156,241	106,007
	Securities available for sale	12,333,705	11,098,113
	Securities held to maturity	14,811,708	14,884,982
	(market value 03/07-$14,587,667; 12/06-$14,617,765)
	Loans	15,934,006	15,607,049
	Less allowance for loan and lease losses	155,912	152,053
		15,778,094	15,454,996
	Bank premises and equipment, net	1,801,998	1,753,670
	Goodwill and other intangible assets	145,923	141,631
	Other assets	552,108	562,986
	Total assets	$47,371,632	$45,271,816

Liabilities	Deposits:
	Demand:
	Noninterest-bearing	$9,321,584	$8,936,824
	Interest-bearing	18,682,011	16,853,457
	Savings	10,580,371	10,459,306
	Time	5,391,900	5,038,624
	Total deposits	43,975,866	41,288,211
	Other borrowed money	122,725	777,404
	Other liabilities	391,848	405,103
	Total liabilities	44,490,439	42,470,718

Stockholders’	Common stock, 192,751,235 shares
Equity	issued (189,738,423 shares in 2006)	192,751	189,738
	Capital in excess of par value	1,779,523	1,744,691
	Retained earnings	1,007,299	958,770
	Accumulated other comprehensive loss	(49,364)	(65,240)
		2,930,209	2,827,959

	Less treasury stock, at cost, 1,874,923 shares
	(1,231,081 shares in 2006)	49,016	26,861
	Total stockholders’ equity	2,881,193	2,801,098
	Total liabilities and stockholders’ equity	$47,371,632	$45,271,816

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

		Three Months Ended March 31,
	(dollars in thousands, except per share amounts)	2007	2006
Interest	Interest and fees on loans	$270,770	$214,974
income	Interest on investments	355,308	295,076
	Other interest	5,733	413
	Total interest income	631,811	510,463

Interest	Interest on deposits:
expense	Demand	163,742	97,940
	Savings	72,118	54,004
	Time	58,863	36,261
	Total interest on deposits	294,723	188,205
	Interest on other borrowed money	4,132	14,328
	Total interest expense	298,855	202,533

	Net interest income	332,956	307,930
	Provision for credit losses	10,000	6,501
	Net interest income after provision for credit losses	322,956	301,429

Noninterest	Deposit charges and service fees	105,206	82,281
income	Other operating income	51,366	48,721
	Net investment securities gains	2,879
	Total noninterest income	159,451	131,002

Noninterest	Salaries and benefits	167,759	144,825
expense	Occupancy	58,072	46,240
	Furniture and equipment	42,852	35,960
	Office	16,303	15,473
	Marketing	10,433	7,811
	Other	67,366	65,025
	Total noninterest expenses	362,785	315,334

	Income before income taxes	119,622	117,097
	Provision for federal and state income taxes	41,686	39,800
	Net income	$77,936	$77,297

	Net income per common and common equivalent share:
	Basic	$0.41	$0.43
	Diluted	$0.40	$0.41
	Average common and common equivalent
	shares outstanding:
	Basic	189,278	180,917
	Diluted	196,505	189,867
	Dividends declared, common stock	$0.13	$0.12

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

		Three Months Ended March 31,
	(dollars in thousands)	2007	2006
Operating	Net income	$77,936	$77,297
activities	Adjustments to reconcile net income to net cash
	provided by operating activities:
	Provision for credit losses	10,000	6,501
	Provision for depreciation, amortization and accretion	40,805	37,553
	Stock-based compensation expense	2,352	403
	Net gain on sales of securities	(2,879)
	Proceeds from sales of loans held for sale	222,900	114,892
	Originations of loans held for sale	(218,606)	(122,150)
	Net (increase) decrease in trading securities	(50,234)	19,548
	Decrease in other assets, net	3,705	11,373
	Decrease in other liabilities	(18,175)	(46,537)
	Net cash provided by operating activities	67,804	98,880

Investing	Proceeds from the sales of securities available for sale	457,890
activities	Proceeds from the maturity of securities available for sale	827,743	447,545
	Proceeds from the maturity of securities held to maturity	697,774	446,707
	Purchase of securities available for sale	(2,493,218)	(1,276,562)
	Purchase of securities held to maturity	(626,614)	(1,150,822)
	Net increase in loans	(333,071)	(826,378)
	Capital expenditures	(86,094)	(59,081)
	Net cash used by investing activities	(1,555,590)	(2,418,591)

Financing	Net increase in demand and savings deposits	2,334,379	2,072,460
activities	Net increase in time deposits	353,276	312,934
	Net decrease in other borrowed money	(654,679)	(236,690)
	Dividends paid	(24,511)	(21,479)
	Proceeds from issuance of common stock under dividend reinvestment and other stock plans	6,039	87,582
	Other		33
	Net cash provided by financing activities	2,014,504	2,214,840

	Increase (decrease) in cash and cash equivalents	526,718	(104,871)
	Cash and cash equivalents at beginning of year	1,216,690	1,296,764
	Cash and cash equivalents at end of period	$1,743,408	$1,191,893

	Supplemental disclosures of cash flow information:
	Cash paid during the period for:
	Interest	$286,784	$201,341
	Income taxes	839	573
	Other noncash activities:
	Fair value of noncash assets and liabilities acquired:
	Assets acquired	75	680
	Liabilities assumed	24	10,076

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

Three months ended March 31, 2007
(in thousands)
		Capital in			Accumulated
		Excess of			Other
	Common	Par	Retained	Treasury	Comprehensive
	Stock	Value	Earnings	Stock	Loss	Total

Balances at December 31, 2006	$189,738	$1,744,691	$958,770	$(26,861)	$(65,240)	$2,801,098
Net income			77,936			77,936
Other comprehensive loss, net of tax
Unrealized gain on securities (pre-tax $27,817)					17,438	17,438
Reclassification adjustment (pre-tax $2,403)					(1,562)	(1,562)
Other comprehensive loss						15,876
Total comprehensive income						93,812
Cash dividends declared			(24,821)			(24,821)
Shares issued under dividend reinvestment
and compensation and benefit plans (2,787 shares)	2,787	25,406				28,193
Acquisition of insurance brokerage agency (226 shares)	226	7,074				7,300
Other		2,352	(4,586)	(22,155)		(24,389)
Balances at March 31, 2007	$192,751	$1,779,523	$1,007,299	$(49,016)	$(49,364)	$2,881,193

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A. Consolidated Financial Statements

The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements were compiled in accordance with the accounting policies set forth in Note 1 - Significant Accounting Policies of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature.

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006. The results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The consolidated financial statements include the accounts of Commerce Bancorp, Inc. and its consolidated subsidiaries. All material intercompany transactions have been eliminated. Certain amounts from prior periods have been reclassified to conform with 2007 presentation.

B.	Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $7.1 million increase in its liability for unrecognized tax benefits, which was accounted for as a $4.6 million reduction, net of the federal tax benefit, to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the Company’s unrecognized tax benefits totaled $13.1 million, of which $8.5 million, if recognized, would result in a reduction of the Company’s effective tax rate.

The Company recognizes interest and penalties related to its tax contingencies as income tax expense. At January 1, 2007 the Company had approximately $1.0 million accrued for interest and no accrual for penalties.

The Company files income tax returns in the U.S. federal jurisdiction and numerous state and local jurisdictions. The Company is no longer subject to Internal Revenue Service examination for periods prior to 2002. All state and local returns have been concluded and are no longer subject to examination through 2001, with certain returns concluded through 2006.

C. Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments. Management does not anticipate any material losses as a result of these transactions. Fees associated with standby letters of credit have been deferred and recorded in “Other liabilities” on the Consolidated Balance Sheets. These fees are immaterial to the Company’s consolidated financial statements at March 31, 2007.

D. Comprehensive Income

Total comprehensive income, which for the Company included net income and changes in unrealized gains and losses on the Company’s available for sale securities, amounted to $93.8 million and $14.5 million, respectively, for the three months ended March 31, 2007 and 2006.

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

Selected segment information is as follows (in thousands):

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Community	Parent/		Community	Parent/
	Banks	Other	Total	Banks	Other	Total
Net interest income	$331,917	$1,039	$332,956	$307,057	$873	$307,930
Provision for loan losses	10,000		10,000	6,501		6,501
Net interest income after provision	321,917	1,039	322,956	300,556	873	301,429
Noninterest income	130,315	29,136	159,451	100,284	30,718	131,002
Noninterest expense	334,875	27,910	362,785	289,884	25,450	315,334
Income before income taxes	117,357	2,265	119,622	110,956	6,141	117,097
Income tax expense	40,661	1,025	41,686	37,499	2,301	39,800
Net income	$76,696	$1,240	$77,936	$73,457	$3,840	$77,297

Average assets (in millions)	$42,618	$3,186	$45,804	$36,597	$2,691	$39,288

F.	Net Income Per Share

The calculation of net income per share follows (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2007	2006

Basic:
Net income available to common shareholders - basic	$77,936	$77,297
Average common shares outstanding - basic	189,278	180,917
Net income per common share - basic	$0.41	$0.43

Diluted:
Net income available to common shareholders - diluted	$77,936	$77,297

Average common shares outstanding	189,278	180,917
Additional shares considered in diluted computation assuming:
Exercise of stock options	7,227	8,950
Average common shares outstanding - diluted	196,505	189,867

Net income per common share - diluted	$0.40	$0.41

G.	New Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). Under FAS 159, entities are provided with an option to report selected financial assets and liabilities at fair value, on an instrument-by-instrument basis. The objective is to improve financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities under different methods. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement methods for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007; however, it provides for early adoption as of January 1, 2007 assuming certain conditions are met. The Company did not early adopt FAS 159 and is currently evaluating the impact, if any, that it will have on its results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Executive Summary

During the first three months of 2007, the Company continued its core deposit growth, which is the primary driver of the Company’s success. Core deposits grew to $42.7 billion, an increase of 19% over March 31, 2006, and 7% on a linked quarter basis. Comparable store core deposit growth per store was 17%. Total assets increased to $47.4 billion, an increase of 16% over March 31, 2006, while total loans increased $2.5 billion, or 18%, from $13.5 billion at March 31, 2006 to $15.9 billion. Net income was $77.9 million and net income per share was $0.40 for the first three months of 2007. These results were impacted by the continued difficult interest rate environment, which has impeded the Company’s historical net interest income growth.

Critical Accounting Policy

The Company has identified the policy related to the allowance for credit losses as being critical. The foregoing critical accounting policy is more fully described in the Company’s annual report on Form 10-K for the year ended December 31, 2006. During the first three months of 2007, there were no material changes to the estimates or methods by which estimates are derived with regard to the policy related to the allowance for credit losses.

Capital Resources

At March 31, 2007, stockholders’ equity totaled $2.9 billion or 6.08% of total assets, compared to $2.8 billion or 6.19% of total assets at December 31, 2006.

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

The table below presents the Company’s and Commerce N.A.’s risk-based and leverage ratios at March 31, 2007 and 2006 (amounts in thousands):

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2007:
Company
Risk based capital ratios:
Tier 1	$2,784,634	11.63%	$957,928	4.00%	$1,436,892	6.00%
Total capital	2,953,572	12.33	1,915,857	8.00	2,394,821	10.00
Leverage ratio	2,784,634	6.09	1,829,702	4.00	2,287,128	5.00
Commerce N.A.
Risk based capital ratios:
Tier 1	$2,457,367	11.17%	$879,619	4.00%	$1,319,428	6.00%
Total capital	2,603,385	11.84	1,759,237	8.00	2,199,047	10.00
Leverage ratio	2,457,367	5.91	1,663,461	4.00	2,079,327	5.00

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2006:
Company
Risk based capital ratios:
Tier 1	$2,389,749	11.80%	$810,055	4.00%	$1,215,083	6.00%
Total capital	2,538,043	12.53	1,620,111	8.00	2,025,139	10.00
Leverage ratio	2,389,749	6.09	1,570,680	4.00	1,963,350	5.00
Commerce N.A.
Risk based capital ratios:
Tier 1	$2,135,415	11.50%	$742,788	4.00%	$1,114,182	6.00%
Total capital	2,262,134	12.18	1,485,576	8.00	1,856,970	10.00
Leverage ratio	2,135,415	6.01	1,422,289	4.00	1,777,861	5.00

At March 31, 2007, the Company’s consolidated capital levels and each of the Company’s bank subsidiaries met the regulatory definition of a “well capitalized” financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes that as of March 31, 2007, the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

Deposits

Total deposits at March 31, 2007 were $44.0 billion, an increase of $6.9 billion, or 18% over total deposits of $37.1 billion at March 31, 2006, and up by $2.7 billion, or 7% from year-end 2006. Year over year deposit growth included core deposit growth in all product and customer categories. The Company regards core deposits as all deposits other than public certificates of deposit. Core deposit growth by type of customer is as follows (in thousands):

	March 31, 2007	% of Total	March 31, 2006	% of Total	Annual Growth %

Consumer	$17,906,912	42%	$15,643,435	44%	14%

Commercial	16,895,083	40	13,641,723	38	24

Government	7,896,701	18	6,627,282	18	19

Total	$42,698,696	100%	$35,912,440	100%	19%

Comparable store core deposit growth is measured as the year over year percentage increase in core deposits for stores open one year or more at the balance sheet date. At March 31, 2007, the comparable store core deposit growth was 17%.

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

In March 2007, the ALCO Committee of the Board of Directors approved revised guidelines for the Company’s income simulation model. The revised income simulation guidelines measure interest rate sensitivity by projecting net interest income, as opposed to net income, in alternative interest rate environments. The revisions were made based on ALCO’s view that the measurement of changes in net interest income in alternative interest rate environments is a more appropriate indicator of the Company’s interest rate risk.

The Company’s income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twelve months in a flat rate scenario, versus net interest income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company’s model projects a proportionate plus 200 and minus 100 basis point change over a twelve month period. The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if net interest income in the above interest rate scenarios are within 10% of forecasted net interest income in the flat rate scenario over the next twelve months. The following table illustrates the impact on projected net interest income at March 31, 2007 and 2006 of a plus 200 and minus 100 basis point change in interest rates.

	Basis Point Change
	Plus 200	Minus 100
March 31, 2007:
Twelve Months	(8.5)%	2.9%

March 31, 2006:
Twelve Months	(3.7)%	1.4%

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company’s assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company’s assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate plus 200 and minus 100 basis point change in rates. The Company’s revised ALCO guidelines indicates that the level of interest rate risk is unacceptable if the immediate plus 200 and minus 100 basis point change would result in the loss of 25% or more of the excess of market value over book value in the current rate scenario. At March 31, 2007, the market value of equity model indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of the Company’s assets and liabilities given an immediate plus 200 or minus 100 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company’s core deposits, or the core deposit premium. Utilizing an independent consultant, the Company has completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums. The studies have consistently confirmed management’s assertion that the Company’s core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than the Company’s loans and investment securities. Thus, these core deposit balances provide a natural hedge to market value fluctuations in the Company’s fixed rate assets. At March 31, 2007, the average life of the Company’s core deposit transaction accounts was 17.7 years.

The market value of equity model analyzes both sides of the balance sheet and, as indicated below, demonstrates the inherent value of the Company’s core deposits in a rising rate environment. As rates rise, the value of the Company’s core deposits increases which helps offset the decrease in value of the Company’s fixed rate assets. The following table summarizes the market value of equity at March 31, 2007 (in millions, except for per share amounts):

	Market Value
	of Equity	Per Share

Plus 200 basis points	$9,551	$49.55

Current Rate	$10,154	$52.68

Minus 100 basis points	$9,154	$47.49

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company’s liquidity needs are primarily met by growth in core deposits, its cash position and cash flow from its amortizing investment and loan portfolios. If necessary, the Company has the ability to raise liquidity through collateralized borrowings, FHLB advances, or the sale of its available for sale investment portfolio. As of March 31, 2007 the Company had in excess of $17.7 billion in available liquidity which includes securities that could be sold or used for collateralized borrowings, cash on hand, and borrowing capacities under existing lines of credit. During the first three months of 2007, deposit growth, short-term borrowings and maturing investment securities were used to fund growth in the loan portfolio and purchase additional investment securities.

Short-Term Borrowings

Short-term borrowings, or other borrowed money, typically consist of securities sold under agreements to repurchase, federal funds purchased or lines of credit, and are used to meet short-term funding needs. During the first three months of 2007, the Company reduced its short-term borrowings, primarily through increased deposits. At March 31, 2007, short-term borrowings aggregated $122.7 million and had an average rate of 5.26%, as compared to $777.4 million at an average rate of 5.29% at December 31, 2006.

Interest Earning Assets

The Company’s cash flow from deposit growth and repayments from its investment portfolio totaled approximately $4.2 billion for the first three months of 2007. This significant cash flow provides the Company with ongoing reinvestment opportunities as interest rates change. For the three month period ended March 31, 2007, interest earning assets increased $2.0 billion from $41.8 billion at December 31, 2006 to $43.8 billion. This increase was primarily in investment securities and the loan portfolio as described below.

Loans

Total loans at March 31, 2007 were $15.9 billion, an increase of $2.5 billion or 18% over total loans of $13.4 billion at March 31, 2006, and up by $327.0 million, or 2% from year-end 2006. The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 2007 and December 31, 2006.

	March 31,	December 31,
	2007	2006
	(in thousands)
Commercial:
Term	$2,432,065	$2,392,889
Line of credit	1,790,734	1,843,545
	4,222,799	4,236,434

Owner-occupied	3,007,211	2,845,791
	7,230,010	7,082,225

Consumer:
Mortgages (1-4 family residential)	2,256,222	2,235,247
Installment	282,667	287,151
Home equity	3,119,327	2,958,893
Credit lines	138,794	137,429
	5,797,010	5,618,720
Commercial real estate:
Investor developer	2,562,842	2,625,628
Construction	344,144	280,476
	2,906,986	2,906,104
Total loans	$15,934,006	$15,607,049

Investments

Total investments at March 31, 2007 were $27.1 billion, an increase of $3.2 billion, or 13% over total investments of $23.9 billion at March 31, 2006, and up by $1.2 billion, or 4% from year-end 2006, The available for sale portfolio increased $1.2 billion to $12.3 billion at March 31, 2007 from $11.1 billion at December 31, 2006, and the held to maturity portfolio decreased $73.3 million to $14.8 billion at March 31, 2007 from $14.9 billion at year-end 2006.

Detailed below is information regarding the composition and characteristics of the Company’s investment portfolio, excluding trading securities, as of March 31, 2007.

	Available	Held to
Product Description	For Sale	Maturity	Total
	(in thousands)
Mortgage-backed Securities:
Federal Agencies Pass Through
Certificates (AAA Rated)	$1,378,225	$1,981,996	$3,360,221

Collateralized Mortgage
Obligations (AAA Rated)	9,951,830	10,572,692	20,524,522

U.S. Government agencies/Other	1,003,650	2,257,020	3,260,670

Total	$12,333,705	$14,811,708	$27,145,413

Duration (in years)	2.86	3.47	3.19
Average Life (in years)	4.99	5.18	5.09
Quarterly Average Yield	5.77%	5.48%	5.61%

At March 31, 2007, the after tax depreciation of the Company’s available for sale portfolio was $49.4 million.

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

A summary of the amortized cost and market value of securities available for sale and securities held to maturity (in thousands) at March 31, 2007 and December 31, 2006 follows:

	At March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Government agency and mortgage-backed obligations	$12,309,189	$16,814	$(106,474)	$12,219,529
Obligations of state and political subdivisions	54,372	62	(191)	54,243
Equity securities	9,679	10,846		20,525
Other	39,486		(78)	39,408
Securities available for sale	$12,412,726	$27,722	$(106,743)	$12,333,705

U.S. Government agency and mortgage-backed obligations	$14,117,958	$12,957	$(238,193)	$13,892,722
Obligations of state and political subdivisions	555,253	1,511	(316)	556,448
Other	138,497			138,497
Securities held to maturity	$14,811,708	$14,468	$(238,509)	$14,587,667

	At December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Government agency and mortgage-backed obligations	$11,098,131	$16,047	$(129,931)	$10,984,247
Obligations of state and political subdivisions	54,517	229	(1)	54,745
Equity securities	9,679	9,392		19,071
Other	40,221		(171)	40,050
Securities available for sale	$11,202,548	$25,668	$(130,103)	$11,098,113

U.S. Government agency and mortgage-backed obligations	$14,205,534	$14,843	$(283,519)	$13,936,858
Obligations of state and political subdivisions	554,189	1,881	(422)	555,648
Other	125,259			125,259
Securities held to maturity	$14,884,982	$16,724	$(283,941)	$14,617,765

Gross gains and losses on securities sold during the first quarter of 2007 were $2.9 million and $0, respectively.

During the first quarter of 2007, $84.2 million of securities were sold which had unrealized losses at December 31, 2006. Gross gains and losses on these securities sold were $477 thousand and $0, respectively.

There were no securities sold during the first quarter of 2006.

As described in Note 1 - Significant Accounting Policies of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company reviews the investment portfolio to determine if other-than-temporary impairment has occurred. Management does not believe any individual unrealized loss as of March 31, 2007 represents an other-than-temporary impairment.

Net Income

Net income for the first quarter of 2007 was $77.9 million, a slight increase over the $77.3 million recorded for the first quarter of 2006. On a per share basis, diluted net income was $0.40 for the first quarter of 2007, compared to $0.41 per common share for the first quarter of 2006.

Return on average assets (ROA) and return on average equity (ROE) for the first quarter of 2007 were 0.68% and 10.87%, respectively, compared to 0.79% and 13.00%, respectively, for the same 2006 period. Both ROA and ROE for the first quarter of 2007 continue to be impacted by the current interest rate environment and the resulting impact on the Company’s net interest income.

Net Interest Income

Net interest income totaled $333.0 million for the first quarter of 2007, an 8% increase over the $307.9 million in the first quarter of 2006. The increase in net interest income during the first quarter of 2007 was due to the Company’s continued ability to grow deposits as well as its loan and investment portfolios, offset by rate changes due to the current interest rate environment.

On a tax equivalent basis, the Company recorded $340.5 million in net interest income in the first quarter of 2007, an increase of $26.7 million or 9% over the first quarter of 2006. As shown below, the increase in net interest income on a tax equivalent basis was due to volume increases in the Company’s earning assets, which were fueled by the Company’s continued growth of low-cost core deposits (in thousands).

	Net Interest Income
Quarter Ended	Volume	Rate	Total	%
March 31	Increase	Change	Increase	Increase

2007 vs. 2006	$50,707	$(24,010)	$26,697	9%

The net interest margin for the first quarter of 2007 was 3.27%, compared to 3.25% for the fourth quarter of 2006, and down 26 basis points from the 3.53% margin for the first quarter of 2006. The year over year compression in net interest margin was primarily caused by the current interest rate environment.

The following table sets forth balance sheet items on a daily average basis for the three months ended March 31, 2007, December 31, 2006 and March 31, 2006 and presents the daily average interest earned on assets and paid on liabilities for such periods.

Average Balances and Net Interest Income

	March 2007			December 2006			March 2006
	Average		Average	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities
Taxable	$25,237,398	$348,630	5.60%	$24,610,625	$335,665	5.41%	$22,325,450	$289,739	5.26%
Tax-exempt	611,725	8,984	5.96	586,903	8,596	5.81	549,794	6,956	5.13
Trading	96,838	1,290	5.40	103,468	1,157	4.44	108,670	1,255	4.69
Total investment securities	25,945,961	358,904	5.61	25,300,996	345,418	5.42	22,983,914	297,950	5.26
Federal funds sold	436,031	5,733	5.33	323,652	4,345	5.33	36,594	413	4.58
Loans
Commercial mortgages	5,447,516	95,522	7.11	5,192,406	92,553	7.07	4,491,557	76,193	6.88
Commercial	4,024,615	77,457	7.81	3,764,466	74,777	7.88	3,221,996	59,125	7.44
Consumer	5,711,130	90,500	6.43	5,533,248	88,846	6.37	4,817,562	74,127	6.24
Tax-exempt	599,202	11,217	7.59	538,746	10,104	7.44	492,283	8,506	7.01
Total loans	15,782,463	274,696	7.06	15,028,866	266,280	7.03	13,023,398	217,951	6.79
Total earning assets	$42,164,455	$639,333	6.14%	$40,653,514	$616,043	6.01%	$36,043,906	$516,314	5.81%
Sources of Funds
Interest-bearing liabilities
Savings	$10,448,840	$72,118	2.80%	$10,643,889	$72,947	2.72%	$9,712,691	$54,004	2.25%
Interest bearing demand	17,886,395	163,742	3.71	16,280,718	146,773	3.58	13,584,371	97,940	2.92
Time deposits	3,999,233	43,284	4.39	3,723,163	39,578	4.22	3,131,039	25,850	3.35
Public funds	1,197,869	15,579	5.27	1,525,472	20,556	5.35	952,132	10,411	4.43
Total deposits	33,532,337	294,723	3.56	32,173,242	279,854	3.45	27,380,233	188,205	2.79

Other borrowed money	314,552	4,132	5.33	267,992	3,568	5.28	1,316,437	14,328	4.41
Total deposits and interest-bearing
liabilities	33,846,889	298,855	3.58	32,441,234	283,422	3.47	28,696,670	202,533	2.86
Noninterest-bearing funds (net)	8,317,566			8,212,280			7,347,236
Total sources to fund earning assets	$42,164,455	298,855	2.87	$40,653,514	283,422	2.76	$36,043,906	202,533	2.28

Net interest income and
margin tax-equivalent basis		$340,478	3.27%		$332,621	3.25%		$313,781	3.53%
Other Balances
Cash and due from banks	$1,182,810			$1,174,831			$1,286,259
Other assets	2,613,080			2,451,297			2,094,400
Total assets	45,804,220			44,127,353			39,288,182
Total deposits	42,232,192			40,704,685			35,295,835
Demand deposits (noninterest- bearing)	8,699,855			8,531,443			7,915,602
Other liabilities	390,627			379,025			298,278
Stockholders’ equity	2,866,849			2,775,651			2,377,632

Notes	-	Weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis assuming a federal tax rate of 35%.
	-	Non-accrual loans have been included in the average loan balance.

Noninterest Income

Excluding net investment securities gains, noninterest income totaled $156.6 million for the first quarter of 2007, an increase of $25.6 million or 20% from $131.0 million in the first quarter of 2006. Deposit charges and service fees increased $22.9 million, or 28%, during the first quarter of 2007 as compared to the same period in 2006, primarily due to the Company’s growth in customer accounts and transaction volumes. Other operating income, which includes the Company’s insurance and capital markets divisions, increased $2.6 million, or 5%, during the first quarter of 2007 as compared to the same period in 2006. The increase in other operating income is more fully depicted in the following chart (in thousands):

	Three Months Ended March 31,
	2007	2006
Other operating income:
Commerce Banc Insurance	$22,650	$21,944
Commerce Capital Markets	7,267	6,235
Operating lease revenue	5,254	3,502
Loan brokerage fees	2,963	1,937
Other	13,232	15,103
Total other	$51,366	$48,721

All other operating income decreased $1.9 million for the first quarter of 2007 as compared to the same period in 2006. Included in all other operating income for the first quarter of 2007 were $5.0 million of net losses related to the Company’s equity method investments which were partially offset by increased letter of credit fees and revenues generated by eMoney Advisor.

Noninterest Expense

For the first quarter of 2007, noninterest expense totaled $362.8 million, an increase of $47.5 million, or 15%, over the same period in 2006. Contributing to this increase was new store activity over the past twelve months, with the number of stores increasing from 378 at March 31, 2006 to 437 at March 31, 2007. With the addition of these new stores, staff, facilities, and related expenses rose accordingly.

Other noninterest expense increased $2.3 million, or 4%, over the first quarter of 2006. The increase in other noninterest expense is more fully depicted in the following chart (in thousands):

	Three Months Ended March 31,
	2007	2006
Other noninterest expense:
Business development costs	$9,873	$9,583
Bank-card related service charges	12,310	12,371
Professional services/Insurance	14,130	11,316
Provision for non-credit-related losses	6,321	7,812
Other	24,732	23,943
Total other	$67,366	$65,025

The provision for non-credit-related losses, which includes fraud and forgery losses on deposit and other non-credit-related items, decreased from the prior period as the Company has implemented several loss prevention initiatives. Other expenses were impacted by the Company’s continued focus on controlling costs while continuing to execute its growth model.

The Company’s operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 73.99% for the first three months of 2007 as compared to 71.85% for the same 2006 period. The increase in the operating efficiency ratio is primarily due to the current interest rate environment and the resulting impact on the Company’s net interest income. The Company’s efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

Loan and Asset Quality

Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at March 31, 2007 were $51.7 million, or 0.11% of total assets compared to $53.2 million or 0.12% of total assets at December 31, 2006 and $33.6 million or 0.08% of total assets at March 31, 2006.

Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at March 31, 2007 were $46.7 million or 0.29% of total loans compared to $50.6 million or 0.32% of total loans at December 31, 2006 and $33.1 million or 0.25% of total loans at March 31, 2006. At March 31, 2007, loans past due 90 days or more and still accruing interest amounted to $658 thousand compared to $620 thousand at December 31, 2006 and $332 thousand at March 31, 2006. Additional loans considered as potential problem loans by the Company’s credit review process ($121.3 million at March 31, 2007, compared to $105.8 million at December 31, 2006 and $79.4 million at March 31, 2006) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

Total non-performing loans decreased by $3.9 million during the first quarter of 2007, which was primarily due to a $13.2 million decrease in commercial non-accrual loans that was offset by increases of $3.5 million and $5.0 million in consumer and construction non-accrual loans, respectively. During the first quarter of 2007, a large not-for-profit healthcare credit that was added to non-accrual in 2006 was paid off. Other real estate/foreclosed assets totaled $5.0 million at March 31, 2007 as compared to $2.6 million at December 31, 2006 and $435 thousand at March 31, 2006. These properties/assets have been written down to the lower of cost or fair market value less disposition costs. As of March 31, 2007, the overall asset quality of the Company, as measured in terms of non-performing assets to total assets, coverage ratios and non-performing assets to stockholders’ equity, remained strong.

The following summary presents information regarding non-performing loans and assets as of March 31, 2007 and the preceding four quarters (dollar amounts in thousands).

	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Non-accrual loans:
Commercial	$20,526	$33,686	$33,658	$34,904	$16,975
Consumer	15,343	11,820	9,325	8,927	9,285
Real estate:
Construction	8,575	3,531	496	1,708	1,726
Mortgage	2,277	1,565	1,828	2,523	2,096
Total non-accrual loans	46,721	50,602	45,307	48,062	30,082

Restructured loans:
Commercial				2,941	3,037
Total restructured loans				2,941	3,037

Total non-performing loans	46,721	50,602	45,307	51,003	33,119

Other real estate/foreclosed assets	5,000	2,610	2,022	1,369	435

Total non-performing assets	51,721	53,212	47,329	52,372	33,554

Loans past due 90 days or more
and still accruing	658	620	441	583	332

Total non-performing assets and
loans past due 90 days or more	$52,379	$53,832	$47,770	$52,955	$33,886

Total non-performing loans as a
percentage of total period-end loans	0.29%	0.32%	0.31%	0.36%	0.25%

Total non-performing assets as a
percentage of total period-end assets	0.11%	0.12%	0.11%	0.12%	0.08%

Total non-performing assets and loans
past due 90 days or more as a
percentage of total period-end assets	0.11%	0.12%	0.11%	0.12%	0.08%

Allowance for credit losses as a percentage
of total non-performing loans	351%	317%	341%	291%	432%

Allowance for credit losses as a percentage
of total period-end loans	1.03%	1.03%	1.05%	1.04%	1.06%

Total non-performing assets and loans
past due 90 days or more as a
percentage of stockholders’ equity and
allowance for loan losses	2%	2%	2%	2%	1%

The Company maintains an allowance for losses inherent in the loan and lease portfolio and an allowance for losses on unfunded credit commitments. The following table presents, for the periods indicated, an analysis of the allowance for credit losses and other related data (dollar amounts in thousands).

	Three Months Ended		Year Ended
	March 31,		December 31,
	2007	2006	2006
Balance at beginning of period	$160,269	$141,464	$141,464
Provisions charged to operating expenses	10,000	6,501	33,700
	170,269	147,965	175,164

Recoveries on loans previously charged-off:
Commercial	1,121	533	5,987
Consumer	289	511	1,604
Commercial real estate	235	1	385
Total recoveries	1,645	1,045	7,976

Loans charged-off:
Commercial	(4,294)	(4,186)	(14,107)
Consumer	(2,974)	(1,712)	(8,179)
Commercial real estate	(589)	(199)	(585)
Total charge-offs	(7,857)	(6,097)	(22,871)
Net charge-offs	(6,212)	(5,052)	(14,895)

Balance at end of period	$164,057	$142,913	$160,269

Net charge-offs as a percentage of average loans outstanding	0.16%	0.16%	0.11%

Net Reserve Additions	$3,788	$1,449	$18,805
Components:
Allowance for loan and lease losses	$155,912	$135,745	$152,053
Allowance for unfunded credit commitments	8,145	7,168	8,216
Total allowance for credit losses	$164,057	$142,913	$160,269

During the first three months of 2007, net charge-offs as a percentage of average loans outstanding were 0.16%, which was consistent with the same period in 2006. The increase in net reserve additions for the first quarter of 2007 was reflective of the growth in the Company’s loan portfolio.

The Company considers the allowance for credit losses of $164.1 million adequate to cover probable credit losses in the loan and lease portfolio and on unfunded credit commitments. The allowance for credit losses is increased by provisions charged to expense and reduced by charge-offs net of recoveries. The level of the allowance for loan and lease losses is based on an evaluation of individual large classified loans and nonaccrual loans, estimated losses based on risk characteristics of loans in the portfolio and other qualitative factors. The level of the allowance for losses on unfunded credit commitments is based on a risk characteristic methodology similar to that used in determining the allowance for loan and lease losses, taking into consideration the probability of funding these commitments. While the allowance for credit losses is maintained at a level considered to be adequate by management for estimated credit losses, determination of the allowance is inherently subjective, as it requires estimates that may be susceptible to significant change.

Forward-Looking Statements

The Company may from time to time make written or oral “forward-looking statements”, including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Form 10-Q), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2007. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures, as defined in Securities Exchange Act of 1934 ("Exchange Act") Rule 13a - 15(e), were effective, at the reasonable assurance level, to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s ("SEC") rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

The Company’s management, with the participation of its principal executive officer and principal financial officer, also conducted an evaluation of changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, the Company’s management determined that no changes, other than the changes discussed below, were made to the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a - 15(f), during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As previously disclosed in Item 9A. Controls and Procedures in the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2007, the Company disclosed material weaknesses in internal control over financial reporting as of December 31, 2006 with respect to the evaluation and interpretation of the applicability of tax laws to the Company’s activities.

The Company’s management, including the principal executive officer and principal financial officer, believe that the material weakness in the Company’s internal control over financial reporting, with respect to the evaluation and interpretation of the applicability of tax laws to the Company’s activities, was remediated during the quarter ended March 31, 2007. The remedial actions included the design and implementation of enhanced controls, including additional reviews, of the Company’s evaluation and interpretation of the applicability of tax laws.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 22, 2007, a purported shareholder derivative complaint was filed in the United States District Court for the District of New Jersey, by a party identifying itself as a shareholder of Bancorp purporting to act on behalf of Bancorp against the Chairman and Chief Executive Officer of Bancorp and possibly certain present and former directors and officers of Bancorp and their related interests. Bancorp is also named as a “nominal defendant.” The suit alleges breaches of fiduciary duty, waste of corporate assets and unjust enrichment arising from certain related party transactions. The complaint seeks monetary damages, disgorgement, and other relief against the defendants on behalf of Bancorp. The complaint does not seek monetary damages from Bancorp but does seek that Bancorp take certain corrective actions.

Bancorp has received two demand letters from law firms not involved in the derivative action described above, on behalf of shareholders who also are not involved in the derivative action, demanding that the Board bring claims on behalf of Bancorp against certain present and former directors and officers of Bancorp and their related interests based on allegations substantially similar to those that were alleged in the proposed shareholder derivative action described above and, separately, demand that certain records of Bancorp be made available for inspection.

In response to the complaint and demand letters, the Board adopted a board resolution establishing a Special Litigation Committee (made up of independent directors) to independently investigate, review and analyze the facts and circumstances surrounding the allegations made in the complaint and demand letters. The Special Litigation Committee has engaged independent outside counsel to advise it. Bancorp intends to file a motion to stay the complaint and the demands set forth in the demand letters pending the outcome of the investigation being conducted by the Special Litigation Committee.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2007	643,842	$34.41
February 1 to February 28, 2007
March 1 to March 31, 2007
Total	643,842	$34.41

(1) Purchases were made by the Company for the payment of income taxes on the exercise of stock options by an executive officer.

Item 6. Exhibits

Exhibits

Exhibit 10.1 *	Description of Named Executive Officer’s compensation.

Exhibit 31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCORP, INC.
(Registrant)

MAY 9, 2007	/s/ DOUGLAS J. PAULS
(Date)	DOUGLAS J. PAULS
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)