Form 10-Q
period 2007-06-30
COMMERCE BANCORP INC /NJ/
filed 2007-08-08
CIK 715096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	192,863,475
(Title of Class)	(No. of Shares Outstanding as of August 6, 2007)

COMMERCE BANCORP, INC. AND SUBSIDIARIES

PART 1.                      FINANCIAL INFORMATION

Item 1.                 Financial Statements

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

		June 30,	December 31,
	(dollars in thousands)	2007	2006
Assets	Cash and due from banks	$1,405,696	$1,207,390
	Federal funds sold	9,700	9,300
	Cash and cash equivalents	1,415,396	1,216,690
	Loans held for sale	31,618	52,741
	Trading securities	77,472	106,007
	Securities available for sale	13,221,171	11,098,113
	Securities held to maturity	14,585,714	14,884,982
	(market value 06/07-$14,171,224; 12/06-$14,617,765)
	Loans	16,367,579	15,607,049
	Less allowance for loan and lease losses	160,694	152,053
		16,206,885	15,454,996
	Bank premises and equipment, net	1,882,287	1,753,670
	Goodwill and other intangible assets	145,335	141,631
	Other assets	609,647	562,986
	Total assets	$48,175,525	$45,271,816

Liabilities	Deposits:
	Demand:
	Noninterest-bearing	$9,376,914	$8,936,824
	Interest-bearing	18,859,695	16,853,457
	Savings	10,524,414	10,459,306
	Time	5,627,242	5,038,624
	Total deposits	44,388,265	41,288,211
	Other borrowed money	545,310	777,404
	Other liabilities	349,226	405,103
	Total liabilities	45,282,801	42,470,718

Stockholders’	Common stock, 194,119,379 shares
Equity	issued (189,738,423 shares in 2006)	194,119	189,738
	Capital in excess of par value	1,812,341	1,744,691
	Retained earnings	1,059,127	958,770
	Accumulated other comprehensive loss	(123,847)	(65,240)
		2,941,740	2,827,959

	Less treasury stock, at cost, 1,874,923 shares
	( 1,231,081 shares in 2006)	49,016	26,861
	Total stockholders’ equity	2,892,724	2,801,098
	Total liabilities and stockholders’ equity	$48,175,525	$45,271,816

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
	(dollars in thousands, except per share amounts)	2007	2006	2007	2006
Interest	Interest and fees on loans	$278,863	$236,890	$549,633	$451,864
income	Interest on investments	376,245	325,022	731,553	620,098
	Other interest	2,000	250	7,733	663
	Total interest income	657,108	562,162	1,288,919	1,072,625

Interest	Interest on deposits:
expense	Demand	177,289	118,085	341,031	216,025
	Savings	72,954	64,157	145,072	118,161
	Time	60,521	41,174	119,384	77,435
	Total interest on deposits	310,764	223,416	605,487	411,621
	Interest on other borrowed money	3,519	19,809	7,651	34,137
	Total interest expense	314,283	243,225	613,138	445,758

	Net interest income	342,825	318,937	675,781	626,867
	Provision for credit losses	12,550	7,500	22,550	14,001
	Net interest income after provision for
	credit losses	330,275	311,437	653,231	612,866

Noninterest	Deposit charges and service fees	116,913	91,653	222,119	173,934
income	Other operating income	59,659	51,303	111,025	100,024
	Net investment securities gains			2,879
	Total noninterest income	176,572	142,956	336,023	273,958

Noninterest	Salaries and benefits	171,494	150,630	339,253	295,455
expense	Occupancy	58,626	45,487	116,698	91,727
	Furniture and equipment	45,271	39,656	88,123	75,616
	Office	16,808	14,398	33,111	29,871
	Marketing	10,694	11,699	21,127	19,510
	Other	85,002	71,914	152,368	136,939
	Total noninterest expenses	387,895	333,784	750,680	649,118

	Income before income taxes	118,952	120,609	238,574	237,706
	Provision for federal and state income taxes	42,049	41,089	83,735	80,889
	Net income	$76,903	$79,520	$154,839	$156,817

	Net income per common and common
	equivalent share:
	Basic	$0.40	$0.43	$0.81	$0.86
	Diluted	$0.39	$0.41	$0.79	$0.82
	Average common and common equivalent
	shares outstanding:
	Basic	191,552	184,437	190,421	182,686
	Diluted	197,462	193,842	196,987	191,914
	Dividends declared, common stock	$0.13	$0.12	$0.26	$0.24

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

		Six Months Ended June 30,
	(dollars in thousands)	2007	2006
Operating	Net income	$154,839	$156,817
activities	Adjustments to reconcile net income to net cash
	provided by operating activities:
	Provision for credit losses	22,550	14,001
	Provision for depreciation, amortization and accretion	83,749	76,179
	Stock-based compensation expense	6,458	2,733
	Gain on sales of securities	(2,879)
	Proceeds from sales of loans held for sale	444,112	291,142
	Originations of loans held for sale	(422,989)	(304,876)
	Net decrease in trading securities	28,535	51,868
	Increase in other assets, net	(4,832)	(49,605)
	Decrease in other liabilities	(60,973)	(46,437)
	Net cash provided by operating activities	248,570	191,822

Investing	Proceeds from the sales of securities available for sale	457,890
activities	Proceeds from the maturity of securities available for sale	1,519,771	969,424
	Proceeds from the maturity of securities held to maturity	1,560,172	1,096,533
	Purchase of securities available for sale	(4,197,095)	(2,681,109)
	Purchase of securities held to maturity	(1,265,069)	(2,514,270)
	Net increase in loans	(774,357)	(1,621,793)
	Capital expenditures	(205,843)	(180,169)
	Net cash used by investing activities	(2,904,531)	(4,931,384)

Financing	Net increase in demand and savings deposits	2,511,436	2,895,458
activities	Net increase in time deposits	588,618	427,591
	Net (decrease) increase in other borrowed money	(232,094)	1,462,002
	Dividends paid	(49,411)	(43,452)
	Proceeds from issuance of common stock under dividend reinvestment and other stock plans	36,118	167,300
	Other		36
	Net cash provided by financing activities	2,854,667	4,908,935

	Increase in cash and cash equivalents	198,706	169,373
	Cash and cash equivalents at beginning of year	1,216,690	1,296,764
	Cash and cash equivalents at end of period	$1,415,396	$1,466,137

	Supplemental disclosures of cash flow information:
	Cash paid during the period for:
	Interest	$610,212	$441,040
	Income taxes	87,406	77,279
	Other noncash activities:
	Fair value of noncash assets and liabilities acquired:
	Assets acquired	75	680
	Liabilities assumed	24	10,076

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

Six months ended June 30, 2007
(in thousands)
		Capital in			Accumulated
		Excess of			Other
	Common	Par	Retained	Treasury	Comprehensive
	Stock	Value	Earnings	Stock	Loss	Total

Balances at December 31, 2006	$189,738	$1,744,691	$958,770	$(26,861)	$(65,240)	$2,801,098
Net income			154,839			154,839
Other comprehensive loss, net of tax
Unrealized loss on securities (pre-tax $95,732)					(57,045)	(57,045)
Reclassification adjustment (pre-tax $2,403)					(1,562)	(1,562)
Other comprehensive loss						(58,607)
Total comprehensive income						96,232
Cash dividends			(49,896)			(49,896)
Shares issued under dividend reinvestment
and compensation and benefit plans (4,155 shares)	4,155	54,118		(22,155)		36,118
Acquisition of insurance brokerage agency (226 shares)	226	7,074				7,300
Other		6,458	(4,586)			1,872
Balances at June 30, 2007	$194,119	$1,812,341	$1,059,127	$(49,016)	$(123,847)	$2,892,724

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A.      Consolidated Financial Statements

The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements were compiled in accordance with the accounting policies set forth in Note 1 - Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Commerce Bancorp Inc.’s (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2006.  The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature.

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All material intercompany transactions have been eliminated. Certain amounts from prior periods have been reclassified to conform with 2007 presentation.

B.	Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109).  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $7.1 million increase in its liability for unrecognized tax benefits, which was accounted for as a $4.6 million reduction, net of the federal tax benefit, to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the Company’s unrecognized tax benefits totaled $13.1 million, of which $8.5 million, if recognized, would result in a reduction of the Company’s effective tax rate.  During the first six months of 2007, the gross amount of the Company’s unrecognized tax benefits increased by $5.3 million as a result of tax positions taken during 2007.

The Company recognizes interest and penalties related to its tax contingencies as income tax expense.  The Company had accrued approximately $1.6 million and $1.0 million at June 30, 2007 and January 1, 2007, respectively, for interest.  No amounts were accrued for penalties.

The Company files income tax returns in the U.S. federal jurisdiction and numerous state and local jurisdictions.  The Company is no longer subject to Internal Revenue Service examination for periods prior to 2006.  All state and local returns have been concluded and are no longer subject to examination through 2001, with certain returns concluded through 2006.

C.      Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments. Management does not anticipate any material losses as a result of these transactions.  Fees associated with standby letters of credit have been deferred and recorded in “Other liabilities” on the Consolidated Balance Sheets.  These fees are immaterial to the Company’s consolidated financial statements at June 30, 2007.

D.      Comprehensive Income

Total comprehensive income, which for the Company included net income and changes in unrealized gains and losses on the Company’s available for sale securities, amounted to $2.4 million and $47.4 million, respectively, for the three months ended June 30, 2007 and 2006.  For the six months ended June 30, 2007 and 2006, total comprehensive income was $96.2 million and $61.9 million, respectively.

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

Selected segment information is as follows (in thousands):

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Community	Parent/		Community	Parent/
	Banks	Other	Total	Banks	Other	Total
Net interest income	$341,600	$1,225	$342,825	$317,861	$1,076	$318,937
Provision for credit losses	12,550		12,550	7,500		7,500
Net interest income after provision	329,050	1,225	330,275	310,361	1,076	311,437
Noninterest income	139,532	37,040	176,572	112,306	30,650	142,956
Noninterest expense	357,018	30,877	387,895	305,867	27,917	333,784
Income before income taxes	111,564	7,388	118,952	116,800	3,809	120,609
Income tax expense	39,288	2,761	42,049	39,691	1,398	41,089
Net income	$72,276	$4,627	$76,903	$77,109	$2,411	$79,520

Average assets (in millions)	$44,118	$3,312	$47,430	$39,080	$2,809	$41,889

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Community	Parent/		Community	Parent/
	Banks	Other	Total	Banks	Other	Total
Net interest income	$673,517	$2,264	$675,781	$624,918	$1,949	$626,867
Provision for credit losses	22,550		22,550	14,001		14,001
Net interest income after provision	650,967	2,264	653,231	610,917	1,949	612,866
Noninterest income	269,847	66,176	336,023	212,590	61,368	273,958
Noninterest expense	691,893	58,787	750,680	595,751	53,367	649,118
Income before income taxes	228,921	9,653	238,574	227,756	9,950	237,706
Income tax expense	79,949	3,786	83,735	77,190	3,699	80,889
Net income	$148,972	$5,867	$154,839	$150,566	$6,251	$156,817

Average assets (in millions)	$43,373	$3,249	$46,622	$37,846	$2,750	$40,596

F.	Net Income Per Share

The calculation of net income per share follows (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Basic:
Net income available to common shareholders – basic	$76,903	$79,520	$154,839	$156,817
Average common shares outstanding – basic	191,552	184,437	190,421	182,686
Net income per common share – basic	$0.40	$0.43	$0.81	$0.86

Diluted:
Net income available to common shareholders – diluted	$76,903	$79,520	$154,839	$156,817

Average common shares outstanding	191,552	184,437	190,421	182,686
Additional shares considered in diluted computation assuming:
Exercise of stock options	5,910	9,405	6,566	9,228
Average common shares outstanding – diluted	197,462	193,842	196,987	191,914

Net income per common share – diluted	$0.39	$0.41	$0.79	$0.82

G.	New Accounting Pronouncement

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

H.	Subsequent Event

On June 29, 2007, the Company announced the resignation, effective July 31, 2007, of Vernon W. Hill II (Hill) as Chairman, President and Chief Executive Officer of Commerce Bancorp, Inc.  Under the terms of Hill’s Amended and Restated Employment Agreement (Agreement), Hill is to receive a lump sum severance payment of $11.0 million.  Payment of this amount, as well as certain other benefits under the Agreement, is subject to regulatory approval.  No amounts related to the lump sum severance payment have been recorded as expense in the Company’s financial results, as regulatory approval for payment has not been granted.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Executive Summary

During the first six months of 2007, the Company continued its core deposit growth, which is the primary driver of the Company’s success.  Core deposits grew to $43.0 billion, an increase of 17% over June 30, 2006.  Comparable store core deposit growth was 15%.  Total assets increased to $48.2 billion, an increase of 11% over June 30, 2006, while total loans increased $2.1 billion, or 15%, from $14.3 billion at June 30, 2006 to $16.4 billion.   Net income was $76.9 million and $154.8 million and net income per share was $.39 and $.79, respectively, for the three and six months ended June 30, 2007.  These results were impacted by the continued difficult interest rate environment, which has impeded the Company’s historical net interest income growth.

Critical Accounting Policy

The Company has identified the policy related to the allowance for credit losses as being critical.  The foregoing critical accounting policy is more fully described in the Company’s annual report on Form 10-K for the year ended December 31, 2006.  During the first six months of 2007, there were no material changes to the estimates or methods by which estimates are derived with regard to the policy related to the allowance for credit losses.

Capital Resources

At June 30, 2007, stockholders’ equity totaled $2.9 billion or 6.00% of total assets, compared to $2.8 billion or 6.19% of total assets at December 31, 2006.

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

The table below presents the Company’s and Commerce N.A.’s risk-based and leverage ratios at June 30, 2007 and 2006 (amounts in thousands):

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2007:
Company
Risk based capital ratios:
Tier 1	$2,871,236	11.69%	$982,701	4.00%	$1,474,051	6.00%
Total capital	3,045,522	12.40	1,965,402	8.00	2,456,752	10.00
Leverage ratio	2,871,236	6.06	1,896,024	4.00	2,370,031	5.00
Commerce N.A.
Risk based capital ratios:
Tier 1	$2,517,264	11.17%	$901,627	4.00%	$1,352,441	6.00%
Total capital	2,667,255	11.83	1,803,254	8.00	2,254,068	10.00
Leverage ratio	2,517,264	5.85	1,722,225	4.00	2,152,781	5.00

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2006:
Company
Risk based capital ratios:
Tier 1	$2,531,557	11.81%	$857,391	4.00%	$1,286,086	6.00%
Total capital	2,685,877	12.53	1,714,781	8.00	2,143,477	10.00
Leverage ratio	2,531,557	6.03	1,678,616	4.00	2,098,270	5.00
Commerce N.A.
Risk based capital ratios:
Tier 1	$2,287,048	11.62%	$787,446	4.00%	$1,181,169	6.00%
Total capital	2,417,485	12.28	1,574,892	8.00	1,968,616	10.00
Leverage ratio	2,287,048	6.00	1,524,734	4.00	1,905,918	5.00

At June 30, 2007, the Company and each of the Company’s bank subsidiaries met the regulatory definition of a “well capitalized” financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%. Management believes that as of June 30, 2007, the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

Deposits

Total deposits at June 30, 2007 were $44.4 billion, an increase of $6.4 billion, or 17% over total deposits of $38.0 billion at June 30, 2006, and up by $3.1 billion, or 8% from year-end 2006. Year over year deposit growth included core deposit growth in all customer categories.  The Company regards core deposits as all deposits other than public certificates of deposit.  Core deposit growth by type of customer is as follows (in thousands):

	June 30, 2007	% of Total	June 30, 2006	% of Total	Annual Growth %

Consumer	$18,156,197	42%	$15,765,786	43%	15%

Commercial	17,318,606	40	14,637,257	40	18

Government	7,539,003	18	6,380,831	17	18

Total	$43,013,806	100%	$36,783,874	100%	17%

Comparable store core deposit growth is measured as the year over year percentage increase in core deposits for stores open one year or more at the balance sheet date.  At June 30, 2007, the comparable store core deposit growth was 15%.

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

The Company’s income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twelve months in a flat rate scenario, versus net interest income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company’s model projects a proportionate plus 200 and minus 100 basis point change over a twelve month period. The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if net interest income in the above interest rate scenarios are within 10% of forecasted net interest income in the flat rate scenario over the next twelve months.  The following table illustrates the impact on projected net interest income at June 30, 2007 and 2006 of a plus 200 and minus 100 basis point change in interest rates.

	Basis Point Change
	Plus 200	Minus 100
June 30, 2007:
Twelve Months	(8.1)%	3.2%

June 30, 2006:
Twelve Months	(3.4)%	1.2%

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company’s assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company’s assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate plus 200 and minus 100 basis point change in rates. The Company’s revised ALCO guidelines indicate that the level of interest rate risk is unacceptable if the immediate plus 200 or minus 100 basis point change would result in the loss of 25% or more of the excess of market value over book value in the current rate scenario. At June 30, 2007, the market value of equity model indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of the Company’s assets and liabilities given an immediate plus 200 or minus 100 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company’s core deposits, or the core deposit premium. Utilizing an independent consultant, the Company has completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums. The studies have consistently confirmed management’s assertion that the Company’s core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than the Company’s loans and investment securities. Thus, these core deposit balances provide a natural hedge to market value fluctuations in the Company’s fixed rate assets.  At June 30, 2007, the average life of the Company’s core deposit transaction accounts was 17.5 years.

The market value of equity model analyzes both sides of the balance sheet and, as indicated below, demonstrates the inherent value of the Company’s core deposits in a rising rate environment.  As rates rise, the value of the Company’s core deposits increases which helps offset the decrease in value of the Company’s fixed rate assets.  The following table summarizes the market value of equity at June 30, 2007 (in millions, except for per share amounts):

	Market Value
	of Equity	Per Share

Plus 200 basis points	$9,171	$47.24

Current Rate	$10,317	$53.15

Minus 100 basis points	$9,949	$51.25

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company’s liquidity needs are primarily met by growth in core deposits, its cash position and cash flow from its amortizing investment and loan portfolios. If necessary, the Company has the ability to raise liquidity through collateralized borrowings, FHLB advances, or the sale of its available for sale investment portfolio.  As of June 30, 2007 the Company had in excess of $16.8 billion in available liquidity which includes securities that could be sold or used for collateralized borrowings, cash on hand, and borrowing capacities under existing lines of credit. During the first six months of 2007, deposit growth and maturing investment securities were used to fund growth in the loan portfolio and purchase additional investment securities.

Short-Term Borrowings

Short-term borrowings, or other borrowed money, typically consist of securities sold under agreements to repurchase, federal funds purchased or lines of credit, and are used to meet short-term funding needs.  At June 30, 2007, short-term borrowings aggregated $545.3 million and had an average rate of 5.22%, as compared to $777.4 million at an average rate of 5.29% at December 31, 2006.

Interest Earning Assets

The Company’s cash flow from deposit growth and repayments from its investment portfolio totaled approximately $6.2 billion for the first six months of 2007.  This significant cash flow provides the Company with ongoing reinvestment opportunities as interest rates change.  For the six month period ended June 30, 2007, interest earning assets increased $2.5 billion from $41.8 billion at December 31, 2006 to $44.3 billion. This increase was primarily in investment securities and the loan portfolio as described below.

Loans

Total loans at June 30, 2007 were $16.4 billion, an increase of $2.1 billion or 15% over total loans of $14.3 billion at June 30, 2006, and up by $760.5 million, or 5% from year-end 2006.  The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 2007 and December 31, 2006.

	June 30,	December 31,
	2007	2006
	(in thousands)
Commercial:
Term	$2,627,535	$2,392,889
Line of credit	1,830,054	1,843,545
	4,457,589	4,236,434

Owner-occupied	3,000,421	2,845,791
	7,458,010	7,082,225

Consumer:
Mortgages (1-4 family residential)	2,299,516	2,235,247
Installment	283,717	287,151
Home equity	3,299,510	2,958,893
Credit lines	153,114	137,429
	6,035,857	5,618,720
Commercial real estate:
Investor developer	2,376,510	2,625,628
Construction	497,202	280,476
	2,873,712	2,906,104
Total loans	$16,367,579	$15,607,049

Investments

Total investments at June 30, 2007 were $27.8 billion, an increase of $2.3 billion, or 9% over total investments of $25.5 billion at June 30, 2006, and up by $1.8 billion, or 7% from year-end 2006. The available for sale portfolio increased $2.1 billion to $13.2 billion at June 30, 2007 from $11.1 billion at December 31, 2006, and the held to maturity portfolio decreased $299.3 million to $14.6 billion at June 30, 2007 from $14.9 billion at year-end 2006.

Detailed below is information regarding the composition and characteristics of the Company’s investment portfolio, excluding trading securities, as of June 30, 2007.

	Available	Held to
Product Description	For Sale	Maturity	Total
	(in thousands)
Mortgage-backed Securities:
Federal Agencies Pass Through
Certificates (AAA Rated)	$1,545,562	$1,949,096	$3,494,658

Collateralized Mortgage
Obligations (AAA Rated)	10,518,878	10,514,333	21,033,211

U.S. Government agencies/Other	1,156,731	2,122,285	3,279,016

Total	$13,221,171	$14,585,714	$27,806,885

Duration (in years)	3.73	4.36	4.06
Average Life (in years)	6.42	6.44	6.43
Quarterly Average Yield	5.74%	5.42%	5.57%

At June 30, 2007, the after tax depreciation of the Company’s available for sale portfolio was $123.8 million.

The Company’s mortgage-backed securities (MBS) portfolio comprises 88% of the total investment portfolio.  The MBS portfolio consists of Federal Agencies Pass-Through Certificates and Collateralized Mortgage Obligations (CMO’s) which are issued by federal agencies and other private sponsors.  The Company’s investment policy does not permit investments in inverse floaters, IO’s, PO’s and other similar issues.  None of the securities in the investment portfolio are backed by subprime mortgages.

A summary of the amortized cost and market value of securities available for sale and securities held to maturity (in thousands) at June 30, 2007 and December 31, 2006 follows:

	At June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Government agency and mortgage-backed obligations	$13,302,184	$11,700	$(222,803)	$13,091,081
Obligations of state and political subdivisions	54,347	5	(1,721)	52,631
Equity securities	9,679	10,726		20,405
Other	57,532		(478)	57,054
Securities available for sale	$13,423,742	$22,431	$(225,002)	$13,221,171

U.S. Government agency and mortgage-backed obligations	$14,075,770	$6,795	$(420,351)	$13,662,214
Obligations of state and political subdivisions	368,751	483	(1,417)	367,817
Other	141,193			141,193
Securities held to maturity	$14,585,714	$7,278	$(421,768)	$14,171,224

	At December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Government agency and mortgage-backed obligations	$11,098,131	$16,047	$(129,931)	$10,984,247
Obligations of state and political subdivisions	54,517	229	(1)	54,745
Equity securities	9,679	9,392		19,071
Other	40,221		(171)	40,050
Securities available for sale	$11,202,548	$25,668	$(130,103)	$11,098,113

U.S. Government agency and mortgage-backed obligations	$14,205,534	$14,843	$(283,519)	$13,936,858
Obligations of state and political subdivisions	554,189	1,881	(422)	555,648
Other	125,259			125,259
Securities held to maturity	$14,884,982	$16,724	$(283,941)	$14,617,765

There were no securities sold during the second quarter of 2007.  For the first six months of 2007, gross gains and losses on securities sold amounted to $2.9 million and $0, respectively.

During the first six months of 2007, $84.2 million of securities were sold which had unrealized losses at December 31, 2006.  Gross gains and losses on these securities sold were $477 thousand and $0, respectively.

As described in Note 1 – Significant Accounting Policies of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company reviews the investment portfolio to determine if other-than-temporary impairment has occurred.  Management does not believe any individual unrealized loss as of June 30, 2007 represents an other-than-temporary impairment.

Net Income

Net income for the second quarter of 2007 was $76.9 million, a $2.6 million, or 3%, decrease from the $79.5 million recorded for the second quarter of 2006.  Net income for the first six months of 2007 totaled $154.8 million, a $2.0 million, or 1%, decrease from the $156.8 million recorded for the first six months of 2006.  On a per share basis, diluted net income for the second quarter and first six months of 2007 was $0.39 and $0.79 per common share compared to $0.41 and $0.82 per common share for the same periods in 2006, respectively.

Return on average assets (ROA) and return on average equity (ROE) for the second quarter of 2007 were 0.65% and 10.57%, respectively, compared to 0.76% and 12.83%, respectively, for the same 2006 period. ROA and ROE for the first six months of 2007 were 0.66% and 10.72%, respectively, compared to 0.77% and 12.92%, respectively, for the same 2006 period.  Both ROA and ROE for the second quarter and first six months of 2007 continue to be impacted by the continued difficult interest rate environment and the resulting impact on the Company’s net interest income.

Net Interest Income

Net interest income totaled $342.8 million for the second quarter of 2007, a 7% increase over the $318.9 million in the second quarter of 2006.  Net interest income for the first six months of 2007 was $675.8 million, up $48.9 million or 8% from $626.9 million for the first six months of 2006.  The increase in net interest income for the second quarter and first six months of 2007 was due to the Company’s continued ability to grow deposits as well as its loan and investment portfolios, offset by rate changes due to the current interest rate environment.

On a tax equivalent basis, the Company recorded $350.1 million in net interest income in the second quarter of 2007, an increase of $25.1 million or 8% over the second quarter of 2006.  For the first six months of 2007, net interest income on a tax equivalent basis was $690.6 million, an increase of $51.8 million or 8% over the first six months of 2006.  As shown below, the increase in net interest income on a tax equivalent basis was due to volume increases in the Company’s earning assets, which were fueled by the Company’s continued growth of core deposits (in thousands).

	Net Interest Income
	Volume	Rate	Total	%
2007 vs. 2006	Increase	Change	Increase	Increase

Quarter Ended June 30	$44,950	$(19,826)	$25,124	8%

Six Months Ended June 30	$95,718	$(43,897)	$51,821	8%

The net interest margin for the second quarter of 2007 decreased slightly to 3.22%, compared to 3.27% for the first quarter of 2007, and down 17 basis points from the 3.39% margin for the second quarter of 2006. The year over year compression in net interest margin was primarily caused by the continued difficult interest rate environment.

The following table sets forth balance sheet items on a daily average basis for the three months ended June 30, 2007, March 31, 2007 and June 30, 2006 and presents the daily average interest earned on assets and paid on liabilities for such periods.

Average Balances and Net Interest Income

	June 2007			March 2007			June 2006
	Average		Average	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities
Taxable	$26,645,741	$369,794	5.57%	$25,237,398	$348,630	5.60%	$23,851,645	$319,271	5.37%
Tax-exempt	571,408	8,415	5.91	611,725	8,984	5.96	559,733	7,322	5.25
Trading	105,198	1,509	5.75	96,838	1,290	5.40	113,049	1,525	5.41
Total investment securities	27,322,347	379,718	5.57	25,945,961	358,904	5.61	24,524,427	328,118	5.37
Federal funds sold	150,675	2,000	5.32	436,031	5,733	5.33	19,898	250	5.04
Loans
Commercial mortgages	5,443,872	96,125	7.08	5,447,516	95,522	7.11	4,784,584	83,903	7.03
Commercial	4,143,332	80,595	7.80	4,024,615	77,457	7.81	3,492,946	66,879	7.68
Consumer	5,947,306	95,002	6.41	5,711,130	90,500	6.43	5,115,609	80,560	6.32
Tax-exempt	615,035	10,987	7.17	599,202	11,217	7.59	498,492	8,535	6.87
Total loans	16,149,545	282,709	7.02	15,782,463	274,696	7.06	13,891,631	239,877	6.93
Total earning assets	$43,622,567	$664,427	6.11%	$42,164,455	$639,333	6.14%	$38,435,956	$568,245	5.93%
Sources of Funds
Interest-bearing liabilities
Savings	$10,455,936	$72,954	2.80%	$10,448,840	$72,118	2.80%	$10,344,463	$64,157	2.49%
Interest bearing demand	19,173,873	177,289	3.71	17,886,395	163,742	3.71	14,597,277	118,085	3.24
Time deposits	4,152,221	46,518	4.49	3,999,233	43,284	4.39	3,088,653	25,949	3.37
Public funds	1,079,122	14,003	5.20	1,197,869	15,579	5.27	1,224,298	15,225	4.99
Total deposits	34,861,152	310,764	3.58	33,532,337	294,723	3.56	29,254,691	223,416	3.06

Other borrowed money	267,542	3,519	5.28	314,552	4,132	5.33	1,624,229	19,809	4.89
Total deposits and interest-bearing
liabilities	35,128,694	314,283	3.59	33,846,889	298,855	3.58	30,878,920	243,225	3.16
Noninterest-bearing funds (net)	8,493,873			8,317,566			7,557,036
Total sources to fund earning assets	$43,622,567	314,283	2.89	$42,164,455	298,855	2.87	$38,435,956	243,225	2.54

Net interest income and
margin tax-equivalent basis		$350,144	3.22%		$340,478	3.27%		$325,020	3.39%
Other Balances
Cash and due from banks	$1,213,084			$1,182,810			$1,278,137
Other assets	2,754,125			2,613,080			2,314,307
Total assets	47,430,063			45,804,220			41,888,789
Total deposits	43,869,934			42,232,192			37,486,585
Demand deposits (noninterest- bearing)	9,008,782			8,699,855			8,231,894
Other liabilities	382,676			390,627			299,622
Stockholders’ equity	2,909,911			2,866,849			2,478,353

Notes	-	Weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis assuming a federal tax rate of 35%.
	-	Non-accrual loans have been included in the average loan balance.

Noninterest Income

Noninterest income totaled $176.6 million for the second quarter of 2007, an increase of $33.6 million or 24% from $143.0 million in the second quarter of 2006.  Noninterest income for the first six months of 2007 increased to $336.0 million from $274.0 million in the first six months of 2006, a 23% increase.  Deposit charges and service fees increased $25.3 million, or 28%, and $48.2 million, or 28%, during the second quarter and first six months of 2007, respectively, as compared to the same periods in 2006, primarily due to growth in customer accounts and transaction volumes.  Other operating income, which includes the Company’s insurance and capital markets divisions, increased $8.4 million, or 16%, and $11.0 million, or 11%, during the second quarter and first six months of 2007, respectively, as compared to the same periods in 2006.  The increase in other operating income is more fully depicted in the following chart (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Other operating income:
Commerce Banc Insurance	$23,084	$20,573	$45,734	$42,517
Commerce Capital Markets	8,037	7,263	15,305	13,498
Operating lease revenue	4,797	3,475	10,051	6,977
Loan brokerage fees	2,641	2,183	5,603	4,119
	21,100	17,809	34,332	32,913
Total other	$59,659	$51,303	$111,025	$100,024

Included in all other operating income for the second quarter and first six months of 2007 are increased revenues generated by the Company’s eMoney Advisor, credit card and loan divisions.  These increases were offset by net losses of $2.5 million and $7.5 million for the second quarter and first six months of 2007, respectively, related to the Company’s equity method investments.

Noninterest Expense

For the second quarter of 2007, noninterest expense totaled $387.9 million, an increase of $54.1 million, or 16%, over the same period in 2006.  For the first six months of 2007, noninterest expense totaled $750.7 million, an increase of $101.6 million or 16% over $649.1 million for the first six months of 2006.  Contributing to this increase was new store activity over the past twelve months, with the number of stores increasing from 389 at June 30, 2006 to 442 at June 30, 2007. With the addition of these new stores, staff, facilities, and related expenses rose accordingly.

Other noninterest expense increased $13.1 million, or 18%, and $15.4 million, or 11%, over the second quarter and first six months of 2006, respectively. The increase in other noninterest expense is more fully depicted in the following chart (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Other noninterest expense:
Business development costs	$12,314	$14,464	$22,187	$24,049
Bank-card related service charges	16,723	14,162	29,033	26,533
Professional services/Insurance	21,203	11,418	35,333	22,733
Provision for non-credit-related losses	5,809	6,897	12,130	14,708
Other	28,953	24,973	53,685	48,916
Total other	$85,002	$71,914	$152,368	$136,939

The increase in professional services and insurance expense is primarily attributable to increased FDIC assessments and legal fees.  The Company’s FDIC assessment increased by $6.5 million and $8.4 million for the second quarter and first six months of 2007, respectively, as compared to the same periods in 2006.

The provision for non-credit-related losses, which includes fraud and forgery losses on deposit and other non-credit-related items decreased for the three and six months ended June 30, 2007, as compared to the prior year periods, as the Company implemented several loss prevention initiatives.  Business development costs and other expenses were impacted by the Company’s continued focus on controlling costs while continuing to execute its growth model.

The Company’s operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring gains) was 74.3% for the first six months of 2007 as compared to 72.0% for the same 2006 period.  The increase in the operating efficiency ratio is primarily due to the continued difficult interest rate environment and the resulting impact on the Company’s net interest income.  The Company’s efficiency ratio remains above its peer group primarily due to its aggressive growth expansion activities.

Loan and Asset Quality

Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at June 30, 2007 were $55.9 million, or 0.12% of total assets compared to $51.7 million or 0.11% of total assets at March 31, 2007 and $52.4 million or 0.12% of total assets at June 30, 2006.

Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at June 30, 2007 were $50.7 million or 0.31% of total loans compared to $46.7 million or 0.29% of total loans at March 31, 2007 and $51.0 million or 0.36% of total loans at June 30, 2006. At June 30, 2007, loans past due 90 days or more and still accruing interest amounted to $965 thousand compared to $658 thousand at March 31, 2007 and $583 thousand at June 30, 2006. Additional loans considered as potential problem loans by the Company’s credit review process ($151.3 million at June 30, 2007, compared to $121.3 million at March 31, 2007 and $80.6 million at June 30, 2006) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

Total non-performing loans increased by $4.0 million during the second quarter of 2007, which was primarily due to increases in commercial and mortgage non-accrual loans of $1.9 million and $2.1 million, respectively. Other real estate/foreclosed assets totaled $5.2 million at June 30, 2007 as compared to $5.0 million at March 31, 2007 and $1.4 million at June 30, 2006.  These properties/assets have been written down to the lower of cost or fair market value less disposition costs.

The following summary presents information regarding non-performing loans and assets as of June 30, 2007 and the preceding four quarters (dollar amounts in thousands).

	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
Non-accrual loans:
Commercial	$22,381	$20,526	$33,686	$33,658	$34,904
Consumer	15,462	15,343	11,820	9,325	8,927
Real estate:
Construction	8,509	8,575	3,531	496	1,708
Mortgage	4,328	2,277	1,565	1,828	2,523
Total non-accrual loans	50,680	46,721	50,602	45,307	48,062

Restructured loans:
Commercial					2,941
Total restructured loans					2,941

Total non-performing loans	50,680	46,721	50,602	45,307	51,003

Other real estate/foreclosed assets	5,235	5,000	2,610	2,022	1,369

Total non-performing assets	55,915	51,721	53,212	47,329	52,372

Loans past due 90 days or more
and still accruing	965	658	620	441	583

Total non-performing assets and
loans past due 90 days or more	$56,880	$52,379	$53,832	$47,770	$52,955

Total non-performing loans as a
percentage of total period-end loans	0.31%	0.29%	0.32%	0.31%	0.36%

Total non-performing assets as a
percentage of total period-end assets	0.12%	0.11%	0.12%	0.11%	0.12%

Allowance for credit losses as a percentage
of total non-performing loans	334%	351%	317%	341%	291%

Allowance for credit losses as a percentage
of total period-end loans	1.04%	1.03%	1.03%	1.05%	1.04%

Total non-performing assets and loans
past due 90 days or more as a
percentage of stockholders’ equity and
allowance for loan losses	2%	2%	2%	2%	2%

The Company maintains an allowance for losses inherent in the loan and lease portfolio and an allowance for losses on unfunded credit commitments.  The following table presents, for the periods indicated, an analysis of the allowance for credit losses and other related data (dollar amounts in thousands).

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2007	2006	2007	2006	2006
Balance at beginning of period	$164,057	$142,913	$160,269	$141,464	$141,464
Provisions charged to operating expenses	12,550	7,500	22,550	14,001	33,700
	176,607	150,413	182,819	155,465	175,164

Recoveries on loans previously charged-off:
Commercial	1,065	2,095	2,186	2,628	5,987
Consumer	330	624	619	1,135	1,604
Commercial real estate	62	317	297	318	385
Total recoveries	1,457	3,036	3,102	4,081	7,976

Loans charged-off:
Commercial	(5,951)	(3,028)	(10,245)	(7,214)	(14,107)
Consumer	(2,570)	(1,972)	(5,544)	(3,684)	(8,179)
Commercial real estate	(84)	(66)	(673)	(265)	(585)
Total charge-offs	(8,605)	(5,066)	(16,462)	(11,163)	(22,871)
Net charge-offs	(7,148)	(2,030)	(13,360)	(7,082)	(14,895)

Balance at end of period	$169,459	$148,383	$169,459	$148,383	$160,269

Net charge-offs as a percentage of
average loans outstanding	0.18%	0.06%	0.17%	0.11%	0.11%

Net reserve additions	$5,402	$5,470	$9,190	$6,919	$18,805

Components:
Allowance for loan and lease losses	$160,694	$140,746	$160,694	$140,746	$152,053
Allowance for unfunded credit commitments	8,765	7,637	8,765	7,637	8,216
Total allowance for credit losses	$169,459	$148,383	$169,459	$148,383	$160,269

During the second quarter of 2007, net charge-offs as a percentage of average loans outstanding were 0.18%, as compared to 0.06% for the second quarter of 2006.  During the first six months of 2007, net charge-offs as a percentage of average loans outstanding were 0.17%, as compared to 0.11% for the same period in 2006.  The net reserve additions for the second quarter and first six months of 2007 were reflective of the growth in the Company’s loan portfolio.

The Company considers the allowance for credit losses of $169.5 million adequate to cover probable credit losses in the loan and lease portfolio and on unfunded credit commitments. The allowance for credit losses is increased by provisions charged to expense and reduced by charge-offs net of recoveries. The level of the allowance for loan and lease losses is based on an evaluation of individual large classified loans and nonaccrual loans, estimated losses based on risk characteristics of loans in the portfolio and other qualitative factors.  The level of the allowance for losses on unfunded credit commitments is based on a risk characteristic methodology similar to that used in determining the allowance for loan and lease losses, taking into consideration the probability of funding these commitments.  While the allowance for credit losses is maintained at a level considered to be adequate by management for estimated credit losses, determination of the allowance is inherently subjective, as it requires estimates that may be susceptible to significant change.

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

The Company’s management, with the participation of its principal executive officer, or persons performing similar functions, and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e), as of June 30, 2007.  Based on this evaluation, the principal executive officer, or persons performing similar functions, and principal financial officer, concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a - 15(e), were effective, at the reasonable assurance level, to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

The Company’s management, with the participation of its principal executive officer, or persons performing similar functions, and principal financial officer, also conducted an evaluation of changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, the Company’s management determined that no changes were made to the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a – 15(f), during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.      OTHER INFORMATION

Item 1.  Legal Proceedings

Three purported shareholder derivative complaints were filed in the United States District Court for the District of New Jersey on January 22, 2007, May 11, 2007 and July 17, 2007, respectively, by parties identifying themselves as shareholders of Commerce Bancorp, Inc. ("Bancorp") purporting to act on behalf of Bancorp against certain present and former directors and officers of Bancorp and their related interests. Bancorp is also named as a “nominal defendant” in each of the suits.  The suits allege breaches of fiduciary duty, waste of corporate assets and unjust enrichment arising from certain related party transactions. The complaints seek monetary damages, disgorgement, and other relief against the defendants on behalf of Bancorp. The complaints do not seek monetary damages from Bancorp but do seek that Bancorp take certain corrective actions.

Bancorp has received three demand letters from law firms, on behalf of purported shareholders, demanding that the Board bring claims on behalf of Bancorp against certain present and former directors and officers of Bancorp and their related interests based on allegations substantially similar to those that were alleged in the proposed shareholder derivative actions described above and, separately, demand that certain records of Bancorp be made available for inspection.  One of the shareholders who served a demand on Bancorp filed one of the derivative actions described above.

In response to the complaints and the demand letters, the Board has established a Special Litigation Committee (made up of independent directors) to independently investigate, review and analyze the facts and circumstances surrounding the allegations made in the complaints and demand lettersy.  The Special Litigation Committee has been authorized to engage its own counsel to assist in its investigation.  Pending the outcome of its investigation, the Special Litigation Committee will determine the actions, if any, that Bancorp should take with respect to the matters raised in the complaints and the demand letters.

Regulatory Orders

On June 28, 2007, Commerce Bank, N.A., a national bank subsidiary of Bancorp, agreed to a Consent Order with the Office of the Comptroller of the Currency (the “OCC”), which relates to, among other things, corporate governance, related party transactions and policies and procedures for real estate related transactions. The description of the Consent Order above does not purport to be complete and is qualified in its entirety by reference to the Consent Order included as Exhibit 10.1 hereto, which is incorporated into this report by reference.

The Board of Directors of Commerce Bank, N.A. entered into a Stipulation and Consent to the Issuance of a Consent Order dated June 28, 2007 with the OCC, which is included as Exhibit 10.2 hereto, which is incorporated into this report by reference.

In addition, on June 28, 2007, the Federal Reserve Bank of Philadelphia (the “FRB”) and Bancorp entered into a Memorandum of Understanding (the “MOU”).  Pursuant to the MOU,  Bancorp’s Board of Directors has agreed to, among other things, take all actions necessary to ensure Commerce Bank, N.A. complies fully with the Consent Order.  The description of the MOU above does not purport to be complete and is qualified in its entirety by reference to the MOU, which is included as Exhibit 10.3 hereto, which is incorporated into this report by reference.

Item 1A.  Risk Factors

Except for the additional risk factor set forth below, the risk factors in the Company's Annual Report on Form 10-K have not materially changed.

Bancorp has entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Philadelphia (“FRB”) and Commerce Bank, N.A.  has entered into a Consent Order with the Office of the Comptroller of the Currency (the “OCC”) .

On June 28, 2007, Bancorp entered into an MOU with the FRB and Commerce Bank, N.A.  entered into a Consent Order with the OCC.  The MOU and the Consent Order (together, the "Regulatory Orders") relate to, among other things, corporate governance, related party transactions and policies and procedures for real estate related transactions.  While the Company cannot predict what the impact of not complying with the Regulatory Orders would be, failure to comply could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of Bancorp’s shareholders was held on May 15, 2007.  Proxies representing 173,114,516 shares were received (total shares outstanding as of the record date were 196,504,130).  The item of business acted upon at the annual meeting was the election of 13 directors for one year terms.  The number of votes cast for, against, or withheld was as follows:

Election of directors:

		(Withhold Authority)
Name of Nominee	For	Against

Vernon W. Hill, II	156,510,143	16,604,373
Jack R Bershad	148,913,044	24,201,472
Joseph E. Buckelew	157,470,639	15,643,877
Donald T. DiFrancesco	134,449,321	38,665,195
Nicholas A. Giordano	156,179,547	16,934,969
Morton N. Kerr	148,127,530	24,986,986
Steven M. Lewis	157,599,096	15,515,420
John K. Lloyd	158,094,579	15,019,937
George E. Norcross, III	157,067,095	16,047,421
Daniel J. Ragone	154,906,057	18,208,459
William A. Schwartz, Jr.	158,043,816	15,070,700
Joseph T. Tarquini, Jr.	157,621,200	15,493,316
Joseph S. Vassalluzzo	151,508,687	21,605,829

Subsequent to the annual meeting, Vernon W. Hill, II resigned as Chairman, President and CEO of Bancorp effective July 31, 2007.

Item 6.                 Exhibits

Exhibits

Exhibit 10.1
Consent Order dated June 28, 2007 issued by the Comptroller of the Currency in the matter of Commerce Bank, N.A.  (Incorporated by reference from the Company’s Form 8-K filed on June 29, 2007 with the Securities and Exchange Commission.)

Exhibit 10.2
Stipulation and Consent to Issuance of a Consent Order dated June 28, 2007 between the Comptroller of the Currency and the Board of Directors of Commerce Bank, N.A. on behalf of Commerce Bank, N.A.  (Incorporated by reference from the Company’s Form 8-K filed on June 29, 2007 with the Securities and Exchange Commission.)

Exhibit 10.3
Memorandum of Understanding, dated June 28, 2007, by and between the Federal Reserve Bank of Philadelphia and Commerce Bancorp, Inc.  (Incorporated by reference from the Company’s Form 8-K filed on June 29, 2007 with the Securities and Exchange Commission.)

Exhibit 31.1
Certification of the Company’s Chief Executive Officer (or persons performing similar functions) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2
Certification of the Company’s Chief Financial Officer (or persons performing similar functions) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32
Certification of the Company’s Chief Executive Officer (or persons performing similar functions) and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCORP, INC.
(Registrant)

AUGUST 8, 2007	/s/ DOUGLAS J. PAULS
(Date)	DOUGLAS J. PAULS
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)