Form 10-Q
period 2007-11-07
COMMERCE BANCORP INC /NJ/
filed 2007-11-08
CIK 715096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Yes X	No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer X	Accelerated filer _	Non-accelerated filer _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _	No X

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	194,829,592
(Title of Class)	(No. of Shares Outstanding as of November 5, 2007)

COMMERCE BANCORP, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

		September 30,	December 31,
	(dollars in thousands)	2007	2006
Assets	Cash and due from banks	$1,345,641	$1,207,390
	Federal funds sold	3,300	9,300
	Cash and cash equivalents	1,348,941	1,216,690
	Loans held for sale	24,407	52,741
	Trading securities	7,310,103	106,007
	Securities available for sale	7,364,771	11,098,113
	Securities held to maturity	14,440,690	14,884,982
	(market value 09/07-$14,131,678; 12/06-$14,617,765)
	Loans	17,057,856	15,607,049
	Less allowance for loan and lease losses	177,329	152,053
		16,880,527	15,454,996
	Bank premises and equipment, net	1,965,873	1,753,670
	Goodwill and other intangible assets	145,129	141,631
	Other assets	513,595	562,986
	Total assets	$49,994,036	$45,271,816

Liabilities	Deposits:
	Demand:
	Noninterest-bearing	$9,190,005	$8,936,824
	Interest-bearing	20,276,514	16,853,457
	Savings	10,962,975	10,459,306
	Time	6,104,819	5,038,624
	Total deposits	46,534,313	41,288,211
	Other borrowed money	204,130	777,404
	Other liabilities	317,978	405,103
	Total liabilities	47,056,421	42,470,718

Stockholders’	Common stock, 195,634,664 shares
Equity	issued (189,738,423 shares in 2006)	195,635	189,738
	Capital in excess of par value	1,848,936	1,744,691
	Retained earnings	986,021	958,770
	Accumulated other comprehensive loss	(40,484)	(65,240)
		2,990,108	2,827,959

	Less treasury stock, at cost, 1,976,923 shares
	(1,231,081 shares in 2006)	52,493	26,861
	Total stockholders’ equity	2,937,615	2,801,098
	Total liabilities and stockholders’ equity	$49,994,036	$45,271,816

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars in thousands, except per share amounts)	2007	2006	2007	2006
Interest	Interest and fees on loans	$289,854	$255,663	$839,487	$707,527
income	Interest on investments	390,653	339,825	1,122,206	959,923
	Other interest	836	1,918	8,569	2,581
	Total interest income	681,343	597,406	1,970,262	1,670,031

Interest	Interest on deposits:
expense	Demand	182,616	132,349	523,647	348,374
	Savings	77,221	70,320	222,293	188,481
	Time	67,383	52,375	186,767	129,810
	Total interest on deposits	327,220	255,044	932,707	666,665
	Interest on other borrowed money	7,001	20,392	14,652	54,529
	Total interest expense	334,221	275,436	947,359	721,194

	Net interest income	347,122	321,970	1,022,903	948,837
	Provision for credit losses	26,000	9,499	48,550	23,500
	Net interest income after provision for
	credit losses	321,122	312,471	974,353	925,337

Noninterest	Deposit charges and service fees	119,771	97,436	341,890	271,370
income	Other operating income	59,258	53,121	170,283	153,145
	Net investment securities losses	(175,343)		(172,464)
	Total noninterest income	3,686	150,557	339,709	424,515

Noninterest	Salaries and benefits	179,442	156,105	518,695	451,560
expense	Occupancy	63,865	49,534	180,563	141,261
	Furniture and equipment	46,261	41,543	134,384	117,159
	Office	16,910	15,213	50,021	45,084
	Marketing	11,372	10,712	32,499	30,222
	Other	86,585	70,362	238,953	207,301
	Total noninterest expenses	404,435	343,469	1,155,115	992,587

	(Loss)/income before income taxes	(79,627)	119,559	158,947	357,265
	(Benefit)/provision for federal and state income taxes	(31,716)	39,890	52,019	120,779
	Net (loss)/income	$(47,911)	$79,669	$106,928	$236,486

	Net (loss)/income per common and common
	equivalent share:
	Basic	$(0.25)	$0.43	$0.56	$1.29
	Diluted	$(0.24)	$0.41	$0.54	$1.23
	Average common and common equivalent
	shares outstanding:
	Basic	193,027	186,527	191,299	183,981
	Diluted	199,097	194,754	197,728	192,872
	Dividends declared, common stock	$0.13	$0.12	$0.39	$0.36

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

		Nine Months Ended September 30,
	(dollars in thousands)	2007	2006
Operating	Net income	$106,928	$236,486
activities	Adjustments to reconcile net income to net cash
	provided by operating activities:
	Provision for credit losses	48,550	23,500
	Provision for depreciation, amortization and accretion	139,383	115,955
	Stock-based compensation expense	10,571	5,092
	Gain on sales of securities	(2,879)
	Loss on transfer of securities to trading	175,343
	Proceeds from sales of loans held for sale	614,379	487,627
	Originations of loans held for sale	(586,045)	(530,040)
	Net (increase) decrease in trading securities	(3,916)	50,394
	Decrease (increase) in other assets, net	24,432	(46,742)
	Decrease in other liabilities	(92,417)	(10,245)
	Net cash provided by operating activities	434,329	332,027

Investing	Proceeds from the sales of securities available for sale	457,890
activities	Proceeds from the maturity of securities available for sale	2,188,150	1,970,323
	Proceeds from the maturity of securities held to maturity	2,176,992	1,652,753
	Purchase of securities available for sale	(6,246,587)	(3,263,868)
	Purchase of securities held to maturity	(1,739,067)	(2,902,717)
	Net increase in loans	(1,473,937)	(2,056,558)
	Capital expenditures	(330,576)	(298,562)
	Net cash used by investing activities	(4,967,135)	(4,898,629)

Financing	Net increase in demand and savings deposits	4,179,907	4,196,115
activities	Net increase in time deposits	1,066,195	1,218,833
	Net decrease in other borrowed money	(573,274)	(988,043)
	Dividends paid	(74,410)	(65,736)
	Proceeds from issuance of common stock under dividend reinvestment and other stock plans	66,639	206,506
	Other		33
	Net cash provided by financing activities	4,665,057	4,567,708

	Increase in cash and cash equivalents	132,251	1,106
	Cash and cash equivalents at beginning of year	1,216,690	1,296,764
	Cash and cash equivalents at end of period	$1,348,941	$1,297,870

	Supplemental disclosures of cash flow information:
	Cash paid during the period for:
	Interest	$937,418	$708,899
	Income taxes	122,641	112,452
	Other noncash activities:
	Transfer of loans to held for sale		7,350
	Transfer of available for sale securities to trading	7,375,523
	Fair value of noncash assets and liabilities acquired:
	Assets acquired	75	680
	Liabilities assumed	24	10,076
See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

Nine months ended September 30, 2007
(in thousands)
		Capital in			Accumulated
		Excess of			Other
	Common	Par	Retained	Treasury	Comprehensive
	Stock	Value	Earnings	Stock	Loss	Total

Balances at December 31, 2006	$189,738	$1,744,691	$958,770	$(26,861)	$(65,240)	$2,801,098
Net income			106,928			106,928
Other comprehensive income, net of tax
Unrealized loss on securities (pre-tax $64,462)					(43,755)	(43,755)
Reclassification adjustment (pre-tax $105,402)					68,511	68,511
Other comprehensive income						24,756
Total comprehensive income						131,684
Cash dividends			(75,090)			(75,090)
Shares issued under dividend reinvestment
and compensation and benefit plans (5,671 shares)	5,671	86,587		(25,669)		66,589
Acquisition of insurance brokerage agency (226 shares)	226	7,074				7,300
Other		10,584	(4,587)	37		6,034
Balances at September 30, 2007	$195,635	$1,848,936	$986,021	$(52,493)	$(40,484)	$2,937,615

See accompanying notes.

COMMERCE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A.      Consolidated Financial Statements

The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements were compiled in accordance with the accounting policies set forth in Note 1 - Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Commerce Bancorp, Inc.’s (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2006.  The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature.

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All material intercompany transactions have been eliminated. Certain amounts from prior periods have been reclassified to conform with 2007 presentation.

B.      Agreement and Plan of Merger with Toronto-Dominion Bank

On October 2, 2007, the Company and The Toronto-Dominion Bank (“TD”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which TD will acquire the Company and the Company will become a wholly-owned subsidiary of TD.  The Company’s Board of Directors approved the Merger Agreement and has adopted a resolution recommending the approval of the Merger Agreement by the Company’s shareholders.  The consideration for the transaction, a combination of approximately 75% stock and approximately 25% cash, was valued at $8.5 billion at the time of the announcement.  Under the terms of the Merger Agreement, Company shareholders will receive 0.4142 TD common shares and $10.50 in cash for each common share of the Company outstanding immediately prior to the completion of the merger.  Subject to customary closing conditions, the merger is expected to close in March or April 2008.  The transaction will be taxable for Company shareholders for US federal income tax purposes, including the TD common shares they receive.

As contemplated by the Merger Agreement, the Company has agreed to negotiate the sale of Commerce Banc Insurance Services, Inc. (“CBIS”) and its subsidiaries (excluding eMoney Advisor, Inc.) to its current Chairman and Chief Executive Officer and other members of CBIS management, subject to the consent of TD.

TD and its subsidiaries serve more than 14 million customers in four key businesses operating in a number of locations around the world:  Canadian Personal and Commercial Banking, including TD Canada Trust as well as TD’s global insurance operations; Wealth Management, including TD Waterhouse Canada, TD Waterhouse U.K. and TD’s investment in TD Ameritrade; U.S. Personal and Commercial Banking through TD Banknorth; and Wholesale Banking, including TD Securities.  TD is headquartered in Toronto, Canada.

C.       Investment Securities

During the third quarter, the Company transferred approximately $7.4 billion of primarily fixed-rate investment securities from its available for sale portfolio to a trading portfolio as part of an investment portfolio restructure.  To reduce its exposure to changes in interest rates, the Company intends to sell the securities in the trading portfolio during the fourth quarter of 2007 and reinvest those proceeds in short-term, floating rate, AAA-rated securities.  As a result of the transfer, the Company recorded a pre-tax loss of approximately $175.3 million.

D.       Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109).  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $7.1 million increase in its liability for unrecognized tax benefits, which was accounted for as a $4.6 million reduction, net of the federal tax benefit, to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the Company’s unrecognized tax benefits totaled $13.1 million, of which $8.5 million, if recognized, would result in a reduction of the Company’s effective tax rate.  During the first nine months of 2007, the gross amount of the Company’s unrecognized tax benefits increased by $3.6 million as a result of tax positions taken during 2007, offset by a $1.6 million reduction as a result of filing certain amended returns.

The Company recognizes interest and penalties related to its tax contingencies as income tax expense.  The Company had accrued approximately $2.0 million and $1.0 million at September 30, 2007 and January 1, 2007, respectively, for interest.  No amounts were accrued for penalties.

The Company files income tax returns in the U.S. federal jurisdiction and numerous state and local jurisdictions.  The Company is no longer subject to Internal Revenue Service examination for periods prior to 2006.  All state and local returns have been concluded and are no longer subject to examination through 2001, with certain returns concluded through 2006.

E.      Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments. Management does not anticipate any material losses as a result of these transactions.  Fees associated with standby letters of credit have been deferred and recorded in “Other liabilities” on the Consolidated Balance Sheets.  These fees are immaterial to the Company’s consolidated financial statements at September 30, 2007.

F.      Comprehensive Income

Total comprehensive income, which for the Company included net income and changes in unrealized gains and losses on the Company’s available for sale securities, amounted to $35.5 million and $169.9 million, respectively, for the three months ended September 30, 2007 and 2006.  For the nine months ended September 30, 2007 and 2006, total comprehensive income was $131.7 million and $231.8 million, respectively.

G.          Segment Information

The Company operates one reportable segment of business, Community Banks, which includes both of the Company’s banking subsidiaries. Through its Community Banks, the Company provides a broad range of retail and commercial banking services, and corporate trust services.  Parent/Other includes the holding company, CBIS and Commerce Capital Markets, Inc.

Selected segment information is as follows (in thousands):

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Community	Parent/		Community	Parent/
	Banks	Other	Total	Banks	Other	Total
Net interest income	$346,060	$1,062	$347,122	$321,266	$704	$321,970
Provision for credit losses	26,000		26,000	9,499		9,499
Net interest income after provision	320,060	1,062	321,122	311,767	704	312,471
Noninterest (loss)/income	(24,327)	28,013	3,686	120,066	30,491	150,557
Noninterest expense	375,308	29,127	404,435	312,388	31,081	343,469
(Loss)/income before income taxes	(79,575)	(52)	(79,627)	119,445	114	119,559
Income tax (benefit)/expense	(31,842)	126	(31,716)	39,668	222	39,890
Net (loss)/income	$(47,733)	$(178)	$(47,911)	$79,777	$(108)	$79,669

Average assets (in millions)	$45,348	$3,353	$48,701	$40,301	$2,979	$43,280

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Community	Parent/		Community	Parent/
	Banks	Other	Total	Banks	Other	Total
Net interest income	$1,019,577	$3,326	$1,022,903	$946,184	$2,653	$948,837
Provision for credit losses	48,550		48,550	23,500		23,500
Net interest income after provision	971,027	3,326	974,353	922,684	2,653	925,337
Noninterest income	245,520	94,189	339,709	332,657	91,858	424,515
Noninterest expense	1,067,201	87,914	1,155,115	908,139	84,448	992,587
Income before income taxes	149,346	9,601	158,947	347,202	10,063	357,265
Income tax expense	48,107	3,912	52,019	116,859	3,920	120,779
Net income	$101,239	$5,689	$106,928	$230,343	$6,143	$236,486

Average assets (in millions)	$44,038	$3,284	$47,322	$38,673	$2,827	$41,500

H.      Net Income Per Share

The calculation of net income per share follows (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Basic:
Net (loss)/income available to common shareholders – basic	$(47,911)	$79,669	$106,928	$236,486
Average common shares outstanding – basic	193,027	186,527	191,299	183,981
Net (loss)/income per common share – basic	$(0.25)	$0.43	$0.56	$1.29

Diluted:
Net (loss)/income available to common shareholders – diluted	$(47,911)	$79,669	$106,928	$236,486

Average common shares outstanding	193,027	186,527	191,299	183,981
Additional shares considered in diluted computation assuming:
Exercise of stock options	6,070	8,227	6,429	8,891
Average common shares outstanding – diluted	199,097	194,754	197,728	192,872

Net (loss)/income per common share – diluted	$(0.24)	$0.41	$0.54	$1.23

I.      New Accounting Pronouncement

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Executive Summary

During the third quarter of 2007, the Company transferred approximately $7.4 billion of primarily fixed-rate investment securities from its available for sale portfolio to a trading portfolio as part of an investment portfolio restructure.  To reduce its exposure to changes in interest rates, the Company intends to sell the securities in the trading portfolio during the fourth quarter of 2007 and reinvest those proceeds in short-term, floating rate, AAA-rated securities.  In connection with the transfer, the Company recorded a pre-tax loss of approximately $175.3 million.  In addition, the Company’s provision for credit losses increased to $26.0 million, primarily the result of two residential credits being moved to non-accrual status.  In the third quarter of 2007, the Company recorded after-tax charges of approximately $121.4 million, or $.61 per share, primarily related to the investment portfolio restructure and the increased provision for credit losses.  As a result of these charges, the Company recorded net loss of $47.9 million and net loss per share of $.24 for the three months ended September 30, 2007, as compared to net income of $79.7 million and net income per share of $.41 for the three months ended September 30, 2006.  Net income was $106.9 million and $236.5 million and net income per share was $.54 and $1.23, for the nine months ended September 30, 2007 and 2006, respectively.  The results for the nine months ended September 30, 2007 were also impacted by the above-mentioned charges.

During the first nine months of 2007, the Company continued its core deposit growth.  Core deposits grew to $44.8 billion, an increase of 16% over September 30, 2006.  Comparable store core deposit growth was 15%.  Total assets increased to $50.0 billion, an increase of 15% over September 30, 2006, while total loans increased $2.4 billion, or 16%, from $14.7 billion at September 30, 2006 to $17.1 billion at September 30, 2007.

Critical Accounting Policy

The Company has identified the policy related to the allowance for credit losses as being critical.  The foregoing critical accounting policy is more fully described in the Company’s annual report on Form 10-K for the year ended December 31, 2006.  During the first nine months of 2007, there were no material changes to the estimates or methods by which estimates were derived with regard to the policy related to the allowance for credit losses.

Capital Resources

At September 30, 2007, stockholders’ equity totaled $2.9 billion or 5.88% of total assets, compared to $2.8 billion or 6.19% of total assets at December 31, 2006.

The Company and its bank subsidiaries are subject to risk-based capital standards issued by bank regulatory authorities.  Under these standards, the Company is required to have Tier 1 capital (as defined in the regulations) of at least 4% and total capital (as defined in the regulations) of at least 8% of risk-adjusted assets (as defined in the regulations).  Bank regulatory authorities have also issued leverage ratio requirements.  The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets (as defined in the regulations).

The table below presents the Company’s and Commerce N.A.’s risk-based and leverage ratios at September 30, 2007 and 2006 (amounts in thousands).  At September 30, 2007, the Company and each of the Company’s bank subsidiaries met the regulatory definition of a “well capitalized” financial institution, i.e., a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%.   The risk-based capital ratios of the Company and its subsidiaries at September 30, 2007 were impacted by the net loss recorded during the third quarter.

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2007:
Company
Risk based capital ratios:
Tier 1	$2,832,970	11.10%	$1,020,563	4.00%	$1,530,844	6.00%
Total capital	3,024,768	11.86	2,041,126	8.00	2,551,407	10.00
Leverage ratio	2,832,970	5.81	1,948,977	4.00	2,436,221	5.00
Commerce N.A.
Risk based capital ratios:
Tier 1	$2,464,470	10.52%	$937,030	4.00%	$1,405,546	6.00%
Total capital	2,629,735	11.23	1,874,061	8.00	2,342,576	10.00
Leverage ratio	2,464,470	5.58	1,768,075	4.00	2,210,093	5.00

September 30, 2006:
Company
Risk based capital ratios:
Tier 1	$2,631,537	11.99%	$877,946	4.00%	$1,316,918	6.00%
Total capital	2,790,320	12.71	1,755,891	8.00	2,194,864	10.00
Leverage ratio	2,631,537	6.08	1,731,655	4.00	2,164,569	5.00
Commerce N.A.
Risk based capital ratios:
Tier 1	$2,354,190	11.72%	$803,646	4.00%	$1,205,469	6.00%
Total capital	2,491,308	12.40	1,607,293	8.00	2,009,116	10.00
Leverage ratio	2,354,190	5.97	1,576,715	4.00	1,970,893	5.00

Deposits

Total deposits at September 30, 2007 were $46.5 billion, an increase of $6.4 billion, or 16% over total deposits of $40.1 billion at September 30, 2006, and up by $5.2 billion, or 13% from year-end 2006. Year over year total deposit growth included core deposit growth in all customer categories.  The Company regards core deposits as all deposits other than public certificates of deposit.  Core deposit growth by type of customer is as follows (in thousands):

	September 30, 2007	% of Total	September 30, 2006	% of Total	Annual Growth %

Consumer	$18,205,663	41%	$15,702,022	41%	16%

Commercial	18,180,493	40	15,213,935	39	19

Government	8,364,872	19	7,622,610	20	10

Total	$44,751,028	100%	$38,538,567	100%	16%

Comparable store core deposit growth is measured as the year over year percentage increase in core deposits for stores open one year or more at the balance sheet date.  At September 30, 2007, the comparable store core deposit growth was 15%.

Interest Rate Sensitivity and Liquidity

The principal component of the Company’s risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is interest rate risk. The primary objective of the Company’s asset/liability management activities is to maximize net interest income, while maintaining acceptable levels of interest rate risk. The Company’s Asset/Liability Committee (ALCO) is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with these policies. The guidelines established by ALCO are reviewed and approved by the Company’s Board of Directors.

Management believes that the simulation of net interest income in different interest rate environments provides the most meaningful measure of the Company’s interest rate risk. Income simulation analysis is designed to capture not only the potential of all assets and liabilities to mature or reprice, but also the probability that they will do so. Income simulation also attends to the relative interest rate sensitivities of these items, and projects their behavior over an extended period of time. Finally, income simulation permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them.

In March 2007, revised guidelines for the Company’s income simulation model were approved.  The revised income simulation guidelines measure interest rate sensitivity by projecting net interest income, as opposed to net income, in alternative interest rate environments.  The revisions were made based on ALCO’s view that the measurement of changes in net interest income in alternative interest rate environments is a more appropriate indicator of the Company’s interest rate risk.

The Company’s income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twelve months in a flat rate scenario, versus net interest income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company’s model projects a proportionate plus 200 and minus 100 basis point change over a twelve month period. The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if net interest income in the above interest rate scenarios are within 10% of forecasted net interest income in the flat rate scenario over the next twelve months.  The following table illustrates the impact on projected net interest income at September 30, 2007 and 2006 of a plus 200 and minus 100 basis point change in interest rates.

	Basis Point Change
	Plus 200	Minus 100
September 30, 2007:
Twelve Months	(7.4)%	2.6%

September 30, 2006:
Twelve Months	(3.5)%	0.7%

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company’s assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company’s assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate plus 200 and minus 100 basis point change in rates. The Company’s revised ALCO guidelines indicate that the level of interest rate risk is unacceptable if the immediate plus 200 or minus 100 basis point change would result in the loss of 25% or more of the excess of market value over book value in the current rate scenario. At September 30, 2007, the market value of equity model indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of the Company’s assets and liabilities given an immediate plus 200 or minus 100 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company’s core deposits, or the core deposit premium. Utilizing an independent consultant, the Company has completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums. The studies have consistently confirmed management’s assertion that the Company’s core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than the Company’s loans and investment securities. Thus, these core deposit balances provide a natural hedge to market value fluctuations in the Company’s fixed rate assets.  At September 30, 2007, the average life of the Company’s core deposit transaction accounts was 16.7 years.

The market value of equity model analyzes both sides of the balance sheet and, as indicated below, demonstrates the inherent value of the Company’s core deposits in a rising rate environment.  As rates rise, the value of the Company’s core deposits increases which helps offset the decrease in value of the Company’s fixed rate assets.  The following table summarizes the market value of equity model at September 30, 2007 (in millions, except for per share amounts):

	Market Value
	of Equity	Per Share

Plus 200 basis points	$8,319	$42.53

Current Rate	$9,489	$48.50

Minus 100 basis points	$8,866	$45.32

The market value of equity model analyzes the estimated effect of changes in interest rates on the market value of the Company’s assets and liabilities. The model is used by the Company as a tool to assist management in assessing interest rate risk and does not purport to value the Company’s common equity or predict the prices at which the Company’s common stock could be bought or sold.  The market value of equity model does not take into account factors that influence the Company’s stock price, such as the performance of the Company, general market conditions and market perception of the Company and the financial services industry, and is therefore in no way indicative of the actual prices at which the Company’s common stock may trade on the NYSE or the intrinsic value of the Company’s common equity.

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company’s liquidity needs are primarily met by growth in core deposits, its cash position and cash flow from its amortizing investment and loan portfolios. If necessary, the Company has the ability to raise liquidity through collateralized borrowings, FHLB advances, or the sale of its available for sale investment portfolio.  As of September 30, 2007 the Company had in excess of $18.0 billion in available liquidity which includes securities that could be sold or used for collateralized borrowings, cash on hand, and borrowing capacities under existing lines of credit. During the first nine months of 2007, deposit growth and maturing investment securities were used to fund growth in the loan portfolio and purchase additional investment securities.

Short-Term Borrowings

Short-term borrowings, or other borrowed money, typically consist of securities sold under agreements to repurchase, federal funds purchased or lines of credit, and are used to meet short-term funding needs.  At September 30, 2007, short-term borrowings aggregated $204.1 million and had an average rate of 4.89%, as compared to $777.4 million at an average rate of 5.29% at December 31, 2006.

Interest Earning Assets

The Company’s cash flow from deposit growth and repayments from its investment portfolio totaled approximately $9.6 billion for the first nine months of 2007. This significant cash flow provides the Company with ongoing reinvestment opportunities as interest rates change.  For the nine month period ended September 30, 2007, interest earning assets increased $4.4 billion from $41.8 billion at December 31, 2006 to $46.2 billion. This increase was primarily in investment securities and the loan portfolio as described below.

Loans

Total loans at September 30, 2007 were $17.1 billion, an increase of $2.4 billion or 16% over total loans of $14.7 billion at September 30, 2006, and up by $1.5 billion, or 9% from year-end 2006.  The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 2007 and December 31, 2006.

	September 30,	December 31,
	2007	2006
	(in thousands)
Commercial:
Term	$2,802,055	$2,392,889
Line of credit	1,903,778	1,843,545
	4,705,833	4,236,434

Owner-occupied	3,086,591	2,845,791
	7,792,424	7,082,225

Consumer:
Mortgages (1-4 family residential)	2,333,220	2,235,247
Installment	298,836	287,151
Home equity	3,460,647	2,958,893
Credit lines	168,053	137,429
	6,260,756	5,618,720
Commercial real estate:
Investor developer	2,437,411	2,625,628
Construction	567,265	280,476
	3,004,676	2,906,104
Total loans	$17,057,856	$15,607,049

Investments

Total investments at September 30, 2007 were $29.1 billion, an increase of $4.0 billion, or 16% over total investments of $25.1 billion at September 30, 2006, and up by $3.0 billion, or 12% from year-end 2006.  During the third quarter, the Company transferred approximately $7.4 billion of primarily fixed-rate investment securities from its available for sale portfolio to a trading portfolio as part of an investment portfolio restructure.  To reduce its exposure to changes in interest rates, the Company intends to sell the securities in the trading portfolio during the fourth quarter of 2007 and reinvest those proceeds in short-term, floating rate, AAA-rated securities.  As a result of the transfer, the Company recorded a pre-tax loss of approximately $175.3 million.

Detailed below is information regarding the composition and characteristics of the Company’s investment portfolio as of September 30, 2007.  The table excludes investments held in the trading portfolio at Commerce Capital Markets, which amounted to $110.0 million at September 30, 2007 and are primarily short-term tax-exempt notes.

		Available	Held to
Product Description	Trading	For Sale	Maturity	Total
	(in thousands)
Mortgage-backed Securities:
Federal Agencies Pass Through
Certificates (AAA Rated)	$1,427,297	$447,008	$1,881,256	$3,755,561

Collateralized Mortgage
Obligations (AAA Rated)	5,159,461	6,207,756	10,428,010	21,795,227

U.S. Government agencies/Other	613,422	710,007	2,131,424	3,454,853

Total	$7,200,180	$7,364,771	$14,440,690	$29,005,641

Duration (in years)	5.09	3.67	4.07	4.22
Average Life (in years)	6.81	6.18	6.17	6.34
Quarterly Average Yield	5.92%	5.70%	5.37%	5.54%

At September 30, 2007, the after tax depreciation of the Company’s available for sale portfolio was $40.5 million.

The Company’s mortgage-backed securities (MBS) portfolio comprises 88% of the total investment portfolio.  The MBS portfolio consists of Federal Agencies Pass-Through Certificates and Collateralized Mortgage Obligations (CMOs) which are issued by federal agencies and other private sponsors.  None of the securities in the investment portfolio are backed by subprime mortgages.

A summary of the amortized cost and market value of securities available for sale and securities held to maturity (in thousands) at September 30, 2007 and December 31, 2006 follows:

	At September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Government agency and mortgage-backed obligations	$7,169,408	$11,306	$(85,952)	$7,094,762
Obligations of state and political subdivisions	54,103	9	(898)	53,214
Equity securities	9,679	12,960		22,639
Other	195,077		(921)	194,156
Securities available for sale	$7,428,267	$24,275	$(87,771)	$7,364,771

U.S. Government agency and mortgage-backed obligations	$13,871,407	$11,887	$(321,783)	$13,561,511
Obligations of state and political subdivisions	419,796	1,266	(382)	420,680
Other	149,487			149,487
Securities held to maturity	$14,440,690	$13,153	$(322,165)	$14,131,678

	At December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Government agency and mortgage-backed obligations	$11,098,131	$16,047	$(129,931)	$10,984,247
Obligations of state and political subdivisions	54,517	229	(1)	54,745
Equity securities	9,679	9,392		19,071
Other	40,221		(171)	40,050
Securities available for sale	$11,202,548	$25,668	$(130,103)	$11,098,113

U.S. Government agency and mortgage-backed obligations	$14,205,534	$14,843	$(283,519)	$13,936,858
Obligations of state and political subdivisions	554,189	1,881	(422)	555,648
Other	125,259			125,259
Securities held to maturity	$14,884,982	$16,724	$(283,941)	$14,617,765

There were no securities sold during the third quarter of 2007.  For the first nine months of 2007, gross gains and losses on securities sold amounted to $2.9 million and $0, respectively.

During the first nine months of 2007, $84.2 million of securities were sold which had unrealized losses at December 31, 2006.  Gross gains and losses on these securities sold were $477 thousand and $0, respectively.

As described in Note 1 – Significant Accounting Policies of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company reviews the available for sale and held to maturity investment portfolios to determine if other-than-temporary impairment has occurred.  Management does not believe any individual unrealized loss as of September 30, 2007 represents an other-than-temporary impairment.

Net Income

The Company’s third quarter results were impacted by the investment portfolio restructure and increased provision for credit losses.  The Company recorded after-tax charges of approximately $121.4 million, or $.61 per share, during the third quarter, primarily related to these items.  As a result of these charges, net loss for the third quarter of 2007 was $47.9 million, a $127.6 million, or 160%, decrease from the $79.7 million recorded for the third quarter of 2006.  Net income for the first nine months of 2007 totaled $106.9 million, a $129.6 million, or 55%, decrease from the $236.5 million recorded for the first nine months of 2006.  On a per share basis, diluted net loss for the third quarter of 2007 was $0.24 and diluted net income was $0.41 for the third quarter of 2006.  For the nine months ended September 30, 2007 and 2006, diluted net income per common share was $0.54 and $1.23, respectively.

Return on average assets (ROA) and return on average equity (ROE) for the third quarter of 2007 were (0.39)% and (6.47)%, respectively, compared to 0.74% and 12.06%, respectively, for the same 2006 period. ROA and ROE for the first nine months of 2007 were 0.30% and 4.89%, respectively, compared to 0.76% and 12.61%, respectively, for the same 2006 period.  Both ROA and ROE for the third quarter and first nine months of 2007 were impacted by the net loss recorded during the third quarter.

Net Interest Income

Net interest income totaled $347.1 million for the third quarter of 2007, an 8% increase over the $322.0 million in the third quarter of 2006.  Net interest income for the first nine months of 2007 was $1.0 billion, up $74.1 million or 8% from $948.8 million for the first nine months of 2006.  The increase in net interest income for the third quarter and first nine months of 2007 was due to the Company’s continued ability to grow deposits as well as its loan and investment portfolios, offset by the effect of rate changes.

On a tax equivalent basis, the Company recorded $354.0 million in net interest income in the third quarter of 2007, an increase of $25.8 million or 8% over the third quarter of 2006.  For the first nine months of 2007, net interest income on a tax equivalent basis was $1.0 billion, an increase of $77.7 million or 8% over the first nine months of 2006.  As shown below, the increase in net interest income on a tax equivalent basis was due to volume increases in the Company’s earning assets, which were fueled by the Company’s continued growth of core deposits (in thousands).

	Net Interest Income
September	Volume	Rate	Total	%
2007 vs. 2006	Increase	Change	Increase	Increase

Quarter	$38,931	$(13,090)	$25,841	8%

First Nine Months	$134,456	$(56,796)	$77,660	8%

The net interest margin for the third quarter of 2007 decreased 9 basis points to 3.13% from 3.22% for the second quarter of 2007, and 14 basis points from the 3.27% margin for the third quarter of 2006. The year over year compression in net interest margin was primarily caused by increased costs and mix of the Company’s interest-bearing liabilities, both of which are impacted by the current interest rate environment.

The following table sets forth balance sheet items on a daily average basis for the three months ended September 30, 2007, June 30, 2007 and September 30, 2006 and presents the daily average interest earned on assets and paid on liabilities for such periods.

Average Balances and Net Interest Income

	Three Months Ended			Three Months Ended			Three Months Ended
	September 30, 2007			June 30, 2007			September 30, 2006
	Average		Average	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities
Taxable	$27,318,695	$381,917	5.55%	$26,645,741	$369,794	5.57%	$24,566,553	$334,250	5.40%
Tax-exempt	437,271	6,614	6.00	571,408	8,415	5.91	530,542	7,641	5.71
Trading	328,192	4,894	5.92	105,198	1,509	5.75	78,103	934	4.74
Total investment securities	28,084,158	393,425	5.56	27,322,347	379,718	5.57	25,175,198	342,825	5.40
Federal funds sold	61,867	836	5.36	150,675	2,000	5.32	145,897	1,918	5.22
Loans
Commercial mortgages	5,551,061	99,010	7.08	5,443,872	96,125	7.08	5,001,608	90,050	7.14
Commercial	4,317,292	84,024	7.72	4,143,332	80,595	7.80	3,603,790	72,606	7.99
Consumer	6,164,959	99,188	6.38	5,947,306	95,002	6.41	5,407,721	87,077	6.39
Tax-exempt	640,357	11,742	7.27	615,035	10,987	7.17	510,950	9,123	7.08
Total loans	16,673,669	293,964	6.99	16,149,545	282,709	7.02	14,524,069	258,856	7.07
Total earning assets	$44,819,694	$688,225	6.09%	$43,622,567	$664,427	6.11%	$39,845,164	$603,599	6.01%
Sources of Funds
Interest-bearing liabilities
Savings	$10,561,475	$77,221	2.90%	$10,455,936	$72,954	2.80%	$10,592,676	$70,320	2.63%
Interest bearing demand	19,629,289	182,616	3.69	19,173,873	177,289	3.71	14,975,663	132,349	3.51
Time deposits	4,318,505	49,488	4.55	4,152,221	46,518	4.49	3,344,257	32,667	3.88
Public funds	1,347,235	17,895	5.27	1,079,122	14,003	5.20	1,470,116	19,708	5.32
Total deposits	35,856,504	327,220	3.62	34,861,152	310,764	3.58	30,382,712	255,044	3.33

Other borrowed money	523,708	7,001	5.30	267,542	3,519	5.28	1,543,210	20,392	5.24
Total deposits and interest-bearing
liabilities	36,380,212	334,221	3.64	35,128,694	314,283	3.59	31,925,922	275,436	3.42
Noninterest-bearing funds (net)	8,439,482			8,493,873			7,919,242
Total sources to fund earning assets	$44,819,694	334,221	2.96	$43,622,567	314,283	2.89	$39,845,164	275,436	2.74

Net interest income and
margin tax-equivalent basis		$354,004	3.13%		$350,144	3.22%		$328,163	3.27%
Other Balances
Cash and due from banks	$1,242,929			$1,213,084			$1,219,806
Other assets	2,804,641			2,754,125			2,359,885
Total assets	48,701,192			47,430,063			43,279,878
Total deposits	44,821,215			43,869,934			38,772,316
Demand deposits (noninterest- bearing)	8,964,711			9,008,782			8,389,604
Other liabilities	393,685			382,676			321,225
Stockholders’ equity	2,962,584			2,909,911			2,643,127

Notes	-	Weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis assuming a federal tax rate of 35%.
	-	Non-accrual loans have been included in the average loan balance.

Noninterest Income

Noninterest income totaled $3.7 million for the third quarter of 2007, which represents a decrease of $146.9 million, or 98% from $150.6 million in the third quarter of 2006.  Noninterest income for the first nine months of 2007 decreased to $339.7 million from $424.5 million in the first nine months of 2006, a 20% decrease.  These decreases were the result of the investment portfolio restructure.  Excluding net investment securities losses, noninterest income increased 19% and 21% for the third quarter and first nine months of 2007, respectively, as compared to the same periods in the prior year.

Deposit charges and service fees increased $22.3 million, or 23%, and $70.5 million, or 26%, during the third quarter and first nine months of 2007, respectively, as compared to the same periods in 2006, primarily due to growth in customer accounts and transaction volumes.  Other operating income, which includes the Company’s insurance and capital markets divisions, increased $6.1 million, or 12%, and $17.1 million, or 11%, during the third quarter and first nine months of 2007, respectively, as compared to the same periods in 2006.  The increase in other operating income is more fully depicted in the following chart (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Other operating income:
CBIS	$21,860	$21,189	$67,594	$63,706
Commerce Capital Markets	6,938	6,851	22,243	20,348
Operating lease revenue	4,994	4,347	15,045	11,324
Loan brokerage fees	2,106	2,386	7,710	6,505
Other	23,360	18,348	57,691	51,262
Total other	$59,258	$53,121	$170,283	$153,145

Included in all other operating income for the third quarter and first nine months of 2007 are increased revenues generated by the Company’s eMoney Advisor, credit card and loan divisions, as well as treasury related revenues generated from the Company’s investment portfolio.  These increases were offset by net losses of $4.1 million and $11.6 million for the third quarter and first nine months of 2007, respectively, related to the Company’s equity method investments.

Noninterest Expense

For the third quarter of 2007, noninterest expense totaled $404.4 million, an increase of $61.0 million, or 18%, over the same period in 2006.  For the first nine months of 2007, noninterest expense totaled $1.2 billion, an increase of $162.5 million or 16% over $992.6 million for the first nine months of 2006.  Contributing to this increase was new store activity over the past twelve months, with the number of stores increasing from 402 at September 30, 2006 to 457 at September 30, 2007. With the addition of these new stores, staff, facilities, and related expenses rose accordingly.

Other noninterest expense increased $16.2 million, or 23%, and $31.7 million, or 15%, over the third quarter and first nine months of 2006, respectively. The increase in other noninterest expense is more fully depicted in the following chart (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Other noninterest expense:
Business development costs	$11,743	$9,470	$33,930	$33,519
Bank-card related service charges	18,015	14,715	47,048	41,248
Professional services/Insurance	21,276	14,618	56,609	37,350
Provision for non-credit-related losses	7,956	6,858	20,085	21,566
Other	27,595	24,701	81,281	73,618
Total other	$86,585	$70,362	$238,953	$207,301

The increase in professional services and insurance expense is primarily attributable to increased FDIC assessments and legal fees.  The Company’s FDIC assessment increased by $5.9 million and $14.2 million for the third quarter and first nine months of 2007, respectively, as compared to the same periods in 2006.

The provision for non-credit-related losses, which includes fraud and forgery losses on deposit and other non-credit-related items increased in the third quarter, but decreased for the nine months ended September 30, 2007, as compared to the prior year period, as the Company implemented several loss prevention initiatives.  Business development costs and other expenses were impacted by the Company’s continued focus on controlling costs while continuing to execute its growth model.

The Company’s operating efficiency ratio (noninterest expenses, less other real estate expense, divided by net interest income plus noninterest income excluding non-recurring items and net securities gains and losses) was 75.1% for the first nine months of 2007 as compared to 72.2% for the same 2006 period.  The increase in the operating efficiency ratio is primarily due to the continued difficult interest rate environment and the resulting impact on the Company’s net interest income.  The Company’s efficiency ratio is also impacted by its continued growth expansion activities.

Loan and Asset Quality

Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at September 30, 2007 were $100.8 million, or 0.20% of total assets compared to $55.9 million or 0.12% of total assets at June 30, 2007 and $47.3 million or 0.11% of total assets at September 30, 2006.

Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at September 30, 2007 were $98.1 million or 0.58% of total loans compared to $50.7 million or 0.31% of total loans at June 30, 2007 and $45.3 million or 0.31% of total loans at September 30, 2006. At September 30, 2007, loans past due 90 days or more and still accruing interest amounted to $1.1 million compared to $965 thousand at June 30, 2007 and $441 thousand at September 30, 2006. Additional loans considered as potential problem loans by the Company’s credit review process ($160.0 million at September 30, 2007, compared to $151.3 million at June 30, 2007 and $86.1 million at September 30, 2006) have been evaluated as to risk exposure in determining the adequacy of the allowance for loan losses.

Total non-performing loans increased by $47.4 million during the third quarter of 2007, primarily the result of two residential development credits, totaling approximately $34.5 million, which were transferred to non-accrual during the quarter.  Other real estate/foreclosed assets totaled $2.7 million at September 30, 2007 as compared to $5.2 million at June 30, 2007 and $2.0 million at September 30, 2006.  These properties/assets have been written down to the lower of cost or fair market value less disposition costs.

The following summary presents information regarding non-performing loans and assets as of September 30, 2007 and the preceding four quarters (dollar amounts in thousands).

	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Non-accrual loans:
Commercial	$25,736	$22,381	$20,526	$33,686	$33,658
Consumer	18,463	15,462	15,343	11,820	9,325
Real estate:
Construction	44,619	8,509	8,575	3,531	496
Mortgage	9,287	4,328	2,277	1,565	1,828
Total non-accrual loans	98,105	50,680	46,721	50,602	45,307

Total non-performing loans	98,105	50,680	46,721	50,602	45,307

Other real estate/foreclosed assets	2,709	5,235	5,000	2,610	2,022

Total non-performing assets	100,814	55,915	51,721	53,212	47,329

Loans past due 90 days or more
and still accruing	1,078	965	658	620	441

Total non-performing assets and
loans past due 90 days or more	$101,892	$56,880	$52,379	$53,832	$47,770

Total non-performing loans as a
percentage of total period-end loans	0.58%	0.31%	0.29%	0.32%	0.31%

Total non-performing assets as a
percentage of total period-end assets	0.20%	0.12%	0.11%	0.12%	0.11%

Allowance for credit losses as a percentage
of total non-performing loans	190%	334%	351%	317%	341%

Allowance for credit losses as a percentage
of total period-end loans	1.09%	1.04%	1.03%	1.03%	1.05%

Total non-performing assets and loans
past due 90 days or more as a
percentage of stockholders’ equity and
allowance for loan losses	3%	2%	2%	2%	2%

The Company maintains an allowance for losses inherent in the loan and lease portfolio and an allowance for losses on unfunded credit commitments.  The following table presents, for the periods indicated, an analysis of the allowance for credit losses and other related data (dollar amounts in thousands).

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2007	2006	2007	2006	2006
Balance at beginning of period	$169,459	$148,383	$160,269	$141,464	$141,464
Provisions charged to operating expenses	26,000	9,499	48,550	23,500	33,700
	195,459	157,882	208,819	164,964	175,164
Recoveries on loans previously charged-off:
Commercial	1,084	1,707	3,270	4,335	5,987
Consumer	255	237	874	1,372	1,604
Commercial real estate		57	297	375	385
Total recoveries	1,339	2,001	4,441	6,082	7,976

Loans charged-off:
Commercial	(5,852)	(2,968)	(16,097)	(10,182)	(14,107)
Consumer	(3,142)	(2,119)	(8,686)	(5,803)	(8,179)
Commercial real estate	(1,838)	(224)	(2,511)	(489)	(585)
Total charge-offs	(10,832)	(5,311)	(27,294)	(16,474)	(22,871)
Net charge-offs	(9,493)	(3,310)	(22,853)	(10,392)	(14,895)

Balance at end of period	$185,966	$154,572	$185,966	$154,572	$160,269

Net charge-offs as a percentage of
average loans outstanding	0.23%	0.09%	0.19%	0.10%	0.11%

Net reserve additions	$16,507	$6,189	$25,697	$13,108	$18,805

Components:
Allowance for loan and lease losses			$177,329	$146,791	$152,053
Allowance for unfunded credit commitments			8,637	7,781	8,216
Total allowance for credit losses			$185,966	$154,572	$160,269

During the third quarter of 2007, net charge-offs as a percentage of average loans outstanding were 0.23%, as compared to 0.09% for the third quarter of 2006.  During the first nine months of 2007, net charge-offs as a percentage of average loans outstanding were 0.19%, as compared to 0.10% for the same period in 2006.  The increase in net charge-offs during the third quarter and first nine months of 2007 was reflective of the current credit cycle; however, total net charge-offs remained within the Company’s expected range. Net reserve additions for the third quarter and first nine months of 2007 were reflective of the growth in the Company’s loan portfolio, as well as the increased provision related to two residential development credits being moved to non-accrual status.

The Company considers the allowance for credit losses of $186.0 million adequate to cover probable credit losses in the loan and lease portfolio and on unfunded credit commitments. The allowance for credit losses is increased by provisions charged to expense and reduced by charge-offs net of recoveries. The level of the allowance for loan and lease losses is based on an evaluation of individual large classified loans and nonaccrual loans, estimated losses based on risk characteristics of loans in the portfolio and other qualitative factors.  The level of the allowance for losses on unfunded credit commitments is based on a risk characteristic methodology similar to that used in determining the allowance for loan and lease losses, taking into consideration the probability of funding these commitments.  While the allowance for credit losses is maintained at a level considered to be adequate by management for estimated credit losses, determination of the allowance is inherently subjective, as it requires estimates that may be susceptible to significant change.

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

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may”, “could”, “should”, “would”, believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company’s financial performance or other forward looking statements to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation; interest rates, market and monetary fluctuations (including the housing market); the impact of the Company’s announced transaction with TD; the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; the expense savings and revenue enhancements from acquisitions being less than expected; the growth and profitability of the Company’s noninterest or fee income being less than expected; the ability to maintain the growth and further development of the Company’s community-based retail branching network; regulatory or judicial proceedings (including those regulatory and other approvals necessary to open new stores); changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Interest Rate Sensitivity and Liquidity” in Part I, Item 2 above.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s management, with the participation of its principal executive officer, or persons performing similar functions, and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e), as of September 30, 2007.  Based on this evaluation, the principal executive officer, or persons performing similar functions, and principal financial officer, concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a - 15(e), were effective, at the reasonable assurance level, to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

The Company’s management, with the participation of its principal executive officer, or persons performing similar functions, and principal financial officer, also conducted an evaluation of changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, the Company’s management determined that no changes were made to the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a – 15(f), during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

Shareholder Derivative Lawsuits

Three purported shareholder derivative complaints were filed in the United States District Court for the District of New Jersey on January 22, 2007, May 11, 2007 and July 17, 2007, respectively, by parties identifying themselves as shareholders of the Company purporting to act on behalf of the Company against certain present and former directors and officers of the Company and their related interests. The Company is also named as a “nominal defendant” in each of the suits.  The suits allege breaches of fiduciary duty, waste of corporate assets and unjust enrichment arising from certain related party transactions. The complaints seek monetary damages, disgorgement, and other relief against the defendants on behalf of the Company. The complaints do not seek monetary damages from the Company but do seek that the Company take certain corrective actions.

In response to the complaints, the Board has established a Special Litigation Committee (made up of independent directors) to independently investigate, review and analyze the facts and circumstances surrounding the allegations made in the complaints.  The Special Litigation Committee has engaged its own counsel to assist in its investigation.  Pending the outcome of its investigation, the Special Litigation Committee will determine the actions, if any, that the Company should take with respect to the matters raised in the complaints.

All three federal actions have been stayed pending the issuance of the report by the Special Litigation Committee.

Merger Related Shareholder Suits

Since the announcement on October 2, 2007 of the signing of the Merger Agreement by TD, Cardinal Merger Company and the Company, ten putative shareholder class action lawsuits related to the merger have been filed in the Superior Court of New Jersey in Camden and Essex Counties.  All of the complaints name as defendants the Company and certain of the Company’s directors and officers, and seven of the ten complaints name TD as a defendant.  The complaints have been consolidated in the New Jersey Superior Court, Camden County, Law Division. The lawsuits allege, among other things, that the consideration agreed to in the Merger Agreement is inadequate and unfair to the Company’s shareholders and that the individual defendants breached their fiduciary duties in approving the Merger Agreement and pursuing the plan of merger as described therein by failing to maximize shareholder value, creating deterrents to other offers and shareholder dissent (including by agreeing to pay a termination fee to TD under certain circumstances set forth in the Merger Agreement), and by putting the personal interests of certain of the Company’s directors ahead of the interests of the shareholders.  The complaints further allege that TD aided and abetted the directors in breaching their respective fiduciary duties.

In addition, a motion to amend a complaint previously filed by one of the plaintiffs from the federal derivative complaints described above was filed on October 19, 2007.  The proposed amendment seeks to add allegations similar to those set forth in the merger related shareholder suits.  Specifically, the claim that the consideration agreed to in the Merger Agreement is inadequate and unfair to the Company’s shareholders and that the Board members breached their fiduciary duties in approving the Merger Agreement and pursuing the Merger with TD.

All of the lawsuits seek injunctive, declaratory and other equitable relief as well as monetary damages.  The litigation is in its preliminary stage.  The Company believes that these lawsuits are without merit and intends to vigorously defend the actions.

SEC Investigation

The Company has been advised that an investigation is being conducted by the Staff of the SEC.  The Company has further been advised that the scope of the investigation will include, but not necessarily be limited to, transactions with its current and former officers, directors, and related parties, including transactions involving bank premises.  The Company is fully cooperating with the SEC with respect to the investigation.

Item 1A.  Risk Factors

Except for the additional risk factor set forth below and the risk factor set forth in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, the risk factors in the Company's Annual Report on Form 10-K have not materially changed.

The Company has been advised that the SEC is conducting an investigation of the Company.

The Company has been advised that an investigation is being conducted by the Staff of the SEC.  The Company has further been advised that the scope of the investigation will include, but not be limited to, transactions with its current and former officers, directors and related parties, including transactions involving bank premises.  The Company is fully cooperating with the SEC with respect to the investigation.  The Company cannot predict how or when the investigation will be resolved or whether the investigation will have a material adverse effect on its growth, financial condition, results of operations or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2007
August 1 to August 31, 2007	103,430	$33.98
September 1 to September 30, 2007
Total	103,430	$33.98

(1) Purchases were made by the Company for the payment of income taxes on the exercise of stock options by a former executive officer.

Item 6.  Exhibits

Exhibits

Exhibit 10.1 *	A copy of the Retirement Plan for Outside Directors of Commerce Bancorp, Inc., as amended.

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

COMMERCE BANCORP, INC.
(Registrant)

NOVEMBER 8, 2007	/s/ DOUGLAS J. PAULS
(Date)	DOUGLAS J. PAULS
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)