Form 10-K
period 2007-12-31
COMMERCE BANCORP INC /NJ/
filed 2008-03-14
CIK 715096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer X   Accelerated filer  __  Non-accelerated filer __  Smaller reporting company ___.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X.

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant was approximately $5,218,695,495 based on the closing sale price as reported on the New York Stock Exchange.

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.

Common Stock $1.00 Par Value	200,134,260
Title of Class	No. of Shares Outstanding as of 3/10/08

DOCUMENTS INCORPORATED BY REFERENCE
None.

COMMERCE BANCORP, INC.
FORM 10-K CROSS-REFERENCE INDEX

PART I
Item 1. Business

Forward-Looking Statements

Commerce Bancorp, Inc. (the Company) may from time to time make written or oral “forward-looking statements”, including statements contained in the Company’s filings with the Securities and Exchange Commission (SEC) (including this Annual Report on Form 10-K and the exhibits hereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause the Company’s financial performance or other forward looking statements to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System (the FRB); inflation; interest rates, market and monetary fluctuations; the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; future acquisitions; the expense savings and revenue enhancements from acquisitions being less than expected; the growth and profitability of the Company’s noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings (including those regulatory and other approvals necessary to open new stores); changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.  In addition to these factors, the following factors related to the Company’s merger with The Toronto-Dominion Bank (TD) could also cause results to differ materially from those expressed in these forward-looking statements:  the ability to realize the expected synergies resulting from the transaction in the amounts or timeframe anticipated; the ability to integrate the Company’s businesses into those of TD in a timely and cost-efficient manner; and the ability to obtain governmental approval of the merger or to satisfy other conditions to the merger on the proposed terms and timeframe.

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

General

The Company is a New Jersey business corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (BHCA). The Company was incorporated on December 9, 1982 and became an active bank holding company on June 30, 1983 through the acquisition of Commerce Bank, NA, referred to as Commerce NA.

As of December 31, 2007, the Company had total assets of $49.3 billion, total loans of $17.8 billion, and total deposits of $46.0 billion. The address of the Company’s principal executive office is Commerce Atrium, 1701 Route 70 East, Cherry Hill, New Jersey, 08034-5400 and the telephone number is (856) 751-9000. The Company operates one nationally chartered bank subsidiary (Commerce NA, Philadelphia, Pennsylvania) and one New Jersey state chartered bank subsidiary (Commerce Bank/North, Ramsey, New Jersey), referred to as Commerce North.

These two bank subsidiaries, referred to collectively as the banks, as of December 31, 2007 had 470 full service retail stores located in the states of New Jersey, Pennsylvania, Delaware, New York, Connecticut, Virginia, Maryland and Florida, as well as the District of Columbia. These banks provide a full range of retail and commercial banking services for consumers and small and mid-sized companies. Lending services are focused on commercial real estate and commercial and consumer loans to local borrowers. Deposits gathered through each bank’s retail store network principally fund the lending and investment activities of each bank.  The Company does not have significant operations outside the United States.

Agreement and Plan of Merger with The Toronto-Dominion Bank

On October 2, 2007, the Company and TD entered into an Agreement and Plan of Merger (Merger Agreement) pursuant to which TD will acquire the Company and the Company will become a wholly-owned subsidiary of TD.  The Company’s shareholders approved the Merger Agreement at a Special Meeting of Shareholders on February 6, 2008.  Under the terms of the Merger Agreement, Company shareholders will receive 0.4142 TD common shares and $10.50 in cash for each common share of the Company outstanding immediately prior to the completion of the merger.  On March 13, 2008, it was announced that all regulatory approvals necessary to complete the merger were received.  The merger is expected to close in late March/early April 2008.  The transaction is taxable for Company shareholders for US federal income tax purposes, including the TD common shares they receive.

TD and its subsidiaries serve more than 14 million customers in four key businesses operating in a number of locations around the world:  Canadian Personal and Commercial Banking, including TD Canada Trust as well as TD’s global insurance operations; Wealth Management, including TD Waterhouse Canada, TD Waterhouse UK and TD’s investment in TD Ameritrade; U.S. Personal and Commercial Banking through TD Banknorth; and Wholesale Banking, including TD Securities.  TD is headquartered in Toronto, Canada.

Sale of Commerce Banc Insurance Services, Inc.

On December 31, 2007, the Company completed the sale of its insurance brokerage business, Commerce Banc Insurance Services, Inc. (CBIS).  The sale of CBIS was contemplated by the Merger Agreement and approved by TD.

Prior to the sale, CBIS concentrated on commercial property, casualty and surety as well as retail personal-lines of insurance and employee benefits for clients in multiple states, primarily New Jersey, Pennsylvania, New York and Delaware.  As part of the sale, the Company retained ownership of the retail personal-lines insurance business and changed the name of the insurance brokerage subsidiary to Commerce Brokerage Insurance Services.  Commerce Brokerage Insurance Services is, and prior to the sale CBIS was, a non-bank subsidiary of Commerce North.

Acquisitions

The Company’s primary growth strategy has been the opening of new full service stores of which 42 were opened in 2007 and 55 were opened in 2006.  The Company has also developed its full service office network through selected acquisitions including the December 5, 2005 acquisition of Palm Beach County Bank, a privately held bank with seven stores based in West Palm Beach, Florida.  Palm Beach County Bank was merged with and into Commerce NA.

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

The Banks

As of December 31, 2007, Commerce NA had total assets of $45.1 billion, total deposits of $41.6 billion, and total shareholders’ equity of $2.3 billion and Commerce North had total assets of $4.8 billion, total deposits of $4.4 billion, and total shareholders’ equity of $335.8 million.

Service Areas

The Company’s primary service areas include metropolitan Philadelphia, metropolitan New York, metropolitan Washington, D.C. and southeastern Florida. The Company has attempted to locate its stores in the fastest growing communities within its service areas. Deposits gathered through these focused branching activities are used to support lending throughout the Company.

Commerce NA provides retail and commercial banking services through 421 retail stores in metropolitan New York, metropolitan Philadelphia, metropolitan Washington, D.C. and southeastern Florida. Commerce North provides retail and commercial banking services through 49 retail stores in Bergen, Essex, Hudson and Passaic Counties, New Jersey.

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

Trust Services

Commerce NA offers trust services primarily focusing on corporate trust services, particularly as bond trustee, paying agent, and registrar for municipal bond offerings.

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

Commerce Capital Markets

Commerce NA operates a non-bank subsidiary, Commerce Capital Markets, Inc., referred to as Commerce Capital Markets.

Commerce Capital Markets engages in various securities, investment management and brokerage activities. Commerce Capital Markets’ principal place of business is Philadelphia, Pennsylvania, with offices in New Jersey, New York, Delaware and Florida.

Other Activities

NA Asset Management, a Delaware corporation, is a wholly-owned subsidiary of Commerce NA that purchases, holds and sells investments. Commerce Mortgage Acceptance Corp., a Delaware corporation, is a wholly-owned subsidiary of Commerce NA that engages in the securitization of residential mortgage loans. North Asset Management, a Delaware corporation, is a wholly-owned subsidiary of Commerce North that purchases, holds, and sells investments. Commerce Commercial Leasing LLC, a New Jersey Limited Liability Company, is a wholly-owned subsidiary of Commerce NA that provides business leasing services.  eMoney Advisor, Inc., is a wholly-owned subsidiary of Commerce North that provides web enabled wealth and financial planning solutions.

Additional information pertaining to the Company’s segments is set forth in Note 21 – Segment Reporting of the Notes to Consolidated Financial Statements, which appears elsewhere herein.

The Company has an investment in Pennsylvania Commerce Bancorp, Inc., Camp Hill, Pennsylvania (14.5% beneficial ownership as of December 31, 2007 assuming the exercise of all outstanding warrants held by the Company). The Company and its subsidiaries provide marketing, administrative and technical support services to Pennsylvania Commerce Bancorp, Inc. and its wholly-owned subsidiary, Commerce Bank/Harrisburg.

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

In commercial transactions, Commerce NA’s and Commerce North’s legal lending limit to a single borrower (approximately $418.7 million, and $60.3 million, respectively, as of December 31, 2007) enables the banks to compete effectively for the business of smaller and mid-sized businesses. The combined legal lending limit of the Company is $479.0 million. These legal lending limits may act as a constraint on the banks’ effectiveness in competing to provide financing in excess of these limits.

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

The Company

The Company is registered as a bank holding company under the BHCA, and subject to supervision and regulation by the FRB. The Company is also regulated by the New Jersey Department of Banking and Insurance (the Department) and the Office of the Comptroller of the Currency (the OCC).

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

Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act, as amended, (CRA) ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open stores. Under the CRA, Commerce NA and Commerce North are currently rated “outstanding”.

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

The Financial Institutions Reform, Recovery and Enforcement Act (FIRREA) contains a “cross-guarantee” provision that could result in any insured depository institution owned by the Company being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by the Company. Also, under FRB policy, the Company is expected to act as a source of financial strength to each of its banking subsidiaries and to commit resources to support each such bank in circumstances where such bank might not be in a financial position to support itself. Consistent with the “source of strength” policy for subsidiary banks, the FRB has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation's capital needs, asset quality and overall financial condition.

A discussion of capital guidelines and capital is included in the section entitled “Capital Resources” contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Commerce NA and Commerce North

Commerce NA is subject to the National Bank Act and, accordingly, subject to the supervision and regular examination by the OCC.  Commerce NA is required to furnish quarterly reports to the OCC and OCC approval is required for the establishment of additional stores by any national bank, subject to applicable state law restrictions.  In 2005, Commerce NA relocated its headquarters to Philadelphia, Pennsylvania and receives the benefit of Pennsylvania’s reciprocal banking arrangements in all the states which it currently or has plans to operate branches.

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

Under the CRA, each bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires that the applicable regulatory agency assess an institution’s record of meeting the credit needs of its community. The CRA requires public disclosure of an institution’s CRA rating and requires that the applicable regulatory agency provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. An institution’s CRA rating is considered in determining whether to grant charters, stores and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. For their most recent examinations, Commerce NA and Commerce North each received an “outstanding” rating, the highest of the available ratings.

Commerce NA and Commerce North are also members of the FDIC and Commerce NA is a member of the Federal Reserve System and, therefore, are subject to additional regulation by the FDIC and FRB. Some of the aspects of the lending and deposit business of Commerce NA and Commerce North which are regulated by these agencies include personal lending, mortgage lending and reserve requirements. The operation of Commerce NA and Commerce North is also subject to numerous federal, state and local laws and regulations that set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

Commerce NA and Commerce North are subject to certain limitations on the amount of cash dividends that they can pay. See Note 20 – Condensed Financial Statements of the Parent Company and Other Matters of the Notes to Consolidated Financial Statements, which appears elsewhere herein.

A discussion of regulatory capital guidelines and capital is included in the section entitled “Capital Resources” contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

The OCC has authority under the Financial Institutions Supervisory Act to prohibit Commerce NA from engaging in any activity which, in the OCC’s opinion, constitutes an unsafe or unsound practice in conducting their businesses. The FRB has similar authority with respect to the Company and the Company’s non-bank subsidiaries. The FDIC has similar authority with respect to Commerce North.

All of the deposits of the banking subsidiaries are insured up to applicable limits by the FDIC and are subject to deposit insurance assessments. The insurance assessments are based upon a matrix that takes into account a bank’s capital level and supervisory rating.  On November 2, 2006 the FDIC adopted final regulations to implement the Financial Deposit Insurance Reform Act of 2005, which was passed by Congress in February 2006.  The final regulations included annual assessment rates that were effective at the beginning of 2007.  Assessment rates range, for most banks, between five and seven cents for every $100 of assessable deposits.  At December 31, 2007 the Company’s consolidated capital levels and each of the Company’s banking subsidiaries met the regulatory definition of a “well capitalized” financial institution.

FDIC-insured depository institutions can be held liable for any losses incurred, or reasonably expected to be incurred, by the FDIC due to the default of an FDIC-insured depository institution controlled by the same bank holding company, or for any assistance provided by the FDIC to an FDIC-insured depository institution controlled by the same bank holding company that is in danger of default. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance.

Commerce Capital Markets

Commerce Capital Markets, a non-bank subsidiary of Commerce NA, engages in certain permitted securities and brokerage activities and is regulated by the SEC. Commerce Capital Markets is also subject to rules and regulations promulgated by the Financial Industry Regulatory Authority, the Securities Investors Protection Corporation and various state securities commissions and, with respect to municipal securities activities, the Municipal Securities Rulemaking Board.

Commerce Capital Markets is also subject to various laws and regulations in the states in which which it does business. These laws and regulations are primarily intended to benefit clients and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. If such event occurs, the possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, censures and fines.

Gramm-Leach-Bliley Act

On November 12, 1999, the Gramm-Leach-Bliley Act (the Act) became law, repealed the 1933 Glass-Steagall Act’s separation of the commercial and investment banking industries. The Act created, among other things, a category of holding company called a “Financial Holding Company,” a subset of bank holding companies that satisfy the following criteria: (1) all of the depository institution subsidiaries must be well capitalized and well managed and must have a CRA rating of “satisfactory” or better as of its most recent examination; and (2) the holding company must have made an effective election with the FRB that it elects to be a financial holding company. The Company has not elected to be a financial holding company. The Act specifies certain activities that are financial in nature. These activities include acting as principal, agent or broker for insurance; underwriting, dealing in or making a market in securities; and providing financial and investment advice.

These financial activities authorized by the Act may also be engaged in by a “financial subsidiary” of a national or state bank, except for annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, the Act requires each of the parent bank (and its related bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank’s financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50.0 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements. Commerce NA has established a “financial subsidiary” to engage in certain limited securities activities.

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

In accordance with the Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

The foregoing discussion is qualified in its entirety by reference to the statutory provisions of the Act and the implementing regulations, which are adopted by various government agencies pursuant to the Act.

Anti-Money Laundering and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the USA Patriot Act) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued and, in some cases, proposed a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as the banks and Commerce Capital Markets. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (OFAC). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

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

Employees

As of December 31, 2007, the Company and its subsidiaries had in excess of 12,700 full-time equivalent employees.

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

Risks Related to the Company’s Business

The Company has rapidly grown and there are risks associated with such growth.

The Company has rapidly grown its operations in order to increase deposits and loans.   The Company’s growth may place a strain on its administrative, operational, personnel and financial resources and increase demands on its systems and controls. If the Company is not able to maintain effective operating and control systems, attract qualified personnel, control costs or maintain asset quality, its growth could adversely affect its financial condition, results of operations and cash flows.

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

The Company’s ability to maintain its history of financial performance and return on investment to shareholders may depend in part on its ability to expand the scope of available financial services to its customers.  The Company’s business model focuses on using superior customer service to provide traditional banking services to a growing customer base.  However, the Company operates in an increasingly competitive environment, a result primarily of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers.  If the Company is unable to expand the scope of its available financial services to its customers, this could adversely impact its financial condition, results of operations and cash flows.

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

The Company’s common stock is not insured by any governmental agency and, therefore, investments in the Company’s common stock involves risk.

The securities of the Company are not deposit accounts or other obligation of any bank, and are not insured by the FDIC, or any other governmental agency, and are subject to investment risk, including the possible loss of principal.

The Company’s Allowance for Credit  Losses may be insufficient.

The Company maintains an allowance for losses inherent in the loan and lease portfolio and an allowance for losses on unfunded credit commitments.  The allowance is established through provisions charged to expense and maintained at a level believed to be adequate by management for estimated credit losses.  The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan portfolio.  The level of the allowance reflects management’s continuing evaluation of large classified loans and non-accrual loans, estimated losses based on risk characteristics of each loan or lease in the portfolio, economic stresses, variability in economic conditions and geopolitical risks, recent loss experience in specific portfolio segments, trends in loan quality and concentrations of credit.   The determination of the appropriate level of the allowance for credit losses is inherently subjective as it requires estimates that may be susceptible to significant change and which may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review the Company’s allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management.  Any increases in the allowance for credit losses will result in a decrease in net income and, possibly, capital, and could have an adverse impact on the Company’s financial condition and results of operations.

Disruptions in the secondary residential mortgage loan markets and in the real estate markets as well as interest rate resets could adversely affect the Company.

       Recent significant disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae and Freddie Mac loans. The effects of recent mortgage market challenges, combined with the ongoing correction in residential real estate market prices, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans that the Company holds, as well as mortgage loan originations and gains on sale of mortgage loans. In addition, future rate resets on adjustable rate loans could drive increases in delinquencies and ultimately losses on these loans beyond that which has been provided for in the allowance for credit losses. In the event the allowance for credit losses is insufficient to cover such losses, the Company’s earnings and capital could be adversely affected.

The Company maintains a large portion of its assets in investment securities which, in the current economic environment, could be difficult to sell.

Operation of the Company’s business model has resulted in the Company maintaining a significant portion of its assets in investment securities.  Of its $26.4 billion of investment securities at December 31, 2007, $13.0 billion are classified as available for sale, and could be sold in response to changes in interest rates, prepayment risk, the Company’s income tax position, the need to increase regulatory capital, liquidity needs, or other similar factors.  The market for certain of the securities held in the Company’s available for sale portfolio was extremely volatile in the latter portion of 2007, and the volatility has continued into 2008.  This volatility has resulted in the lack of an active market for certain securities.  If the Company attempted to sell certain of its investment securities, current economic conditions and the lack of a liquid market could affect the Company’s ability to sell those securities, as well as the value the Company would be able to realize.

The Company is subject to claims and litigation.

From time to time, customers make claims and take legal action pertaining to the Company’s performance of its fiduciary responsibilities.  Whether customer claims and legal action related to the Company’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services as well as impact customer demand for those products and services.  Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

The Company has been advised that the SEC is conducting an investigation of the Company.

The Company has been advised that an investigation is being conducted by the Staff of the SEC.  The Company has further been advised that the scope of the investigation will include, but not be limited to, transactions with its current and former officers, directors and related parties, including transactions involving bank premises.  The Company is fully cooperating with the SEC with respect to the investigation.  The Company cannot predict how or when the investigation will be resolved or whether the investigation will have a material adverse effect on its financial condition, results of operations or cash flows.

The Company has entered into a Memorandum of Understanding (MOU) with the Federal Reserve Bank of Philadelphia (FRB) and Commerce NA has entered into a Consent Order with the Office of the Comptroller of the Currency (OCC).

On June 28, 2007, the Company entered into an MOU with the FRB and Commerce NA entered into a Consent Order with the OCC.  The MOU and the Consent Order (together, the Regulatory Orders) relate to, among other things, corporate governance, related party transactions and policies and procedures for real estate related transactions.  While the Company cannot predict what the impact of not complying with the Regulatory Orders would be, failure to comply could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Risks Related to the Company’s Merger with TD

The Company may not be able to complete its merger with TD in a timely manner or at all.

     There can be no assurance that the merger with TD will be completed. Government approvals may not be obtained or may not be obtained on the proposed terms or in the expected timeframe. If the merger closes, the businesses of the Company may not be integrated successfully into the existing businesses of TD or the integration may be more difficult, time-consuming or costly than expected. The combined company may not realize, to the extent or at the time we expect, revenue synergies and cost savings from the merger. Deposit attrition, operating costs, customer losses and business disruptions following the merger, including difficulties in maintaining relationships with employees, could be greater than expected.

For additional risks relating to the Company’s merger with TD, please see the section called “Risk Factors” in the Company’s definitive proxy statement relating to the merger, filed on January 4, 2008.

Item 1B. Unresolved Staff Comments

None.

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

Additional information pertaining to the Company’s properties is set forth in Note 8 – Bank Premises, Equipment, and Leases of the Notes to Consolidated Financial Statements, which appears elsewhere herein.

Item 3. Legal Proceedings

Merger Related Shareholder Suits

On December 31, 2007, the Company reached an agreement-in-principle to resolve pending derivative claims and shareholder federal actions and state court actions arising from the announced merger with TD.  The proposed settlement is subject to a number of conditions, including completion of the merger and final approval by the United States District Court for the District of New Jersey, Camden Vicinage.

On January 10, 2008, counsel for two shareholders filed an application with the United States District Court for the District of New Jersey, Camden Vicinage, for leave to file a complaint-in-intervention for appointment as lead plaintiffs and their counsel as lead counsel, for expedited discovery and for an expedited preliminary injunction hearing, seeking to challenge the fairness of the merger of the Company and TD, and the fairness of the agreement-in-principle referenced above. The Court denied the proposed shareholders’ application in its entirety at a hearing on January 17, 2008, and through Orders dated January 18, 2008.  On January 24, 2008, two proposed shareholders filed an emergency motion with the United States Court of Appeals for the Third Circuit seeking to enjoin the shareholder vote to approve the merger scheduled for February 6, 2008 and ultimately, the merger with TD.  On February 1, 2008, the Third Circuit dismissed the appeal.

On February 20, 2008, United States District Judge Robert Kugler granted preliminary approval of the settlement in principle.  The Court also conditionally certified the class for settlement purposes and certified class representatives and lead counsel.  Class notices have been published and mailed and briefing will be undertaken according to the Court’s February 20, 2008 Order.  Pursuant to that Order, objections to the final settlement are due on or before April 18, 2008.  The final approval hearing is scheduled for May 9, 2008.

Hill v. Commerce, et al.

On January 14, 2008, the Company and certain of its directors and officers were sued by the Company’s former chief executive officer, Vernon W. Hill, II, his wife Shirley Hill and InterArch, Inc. (lnterArch), a company owned by Shirley Hill, in the United States District Court for the District of Columbia. The lawsuit seeks more than $57 million in damages and injunctive relief. The lawsuit alleges, among other things, that Commerce and/or its directors have violated the Hills' and InterArch's constitutional rights, breached certain contracts with Mr. Hill and InterArch, are infringing certain copyrights owned by InterArch and have intentionally inflicted emotional distress on the plaintiffs. The Company believes that the lawsuit is without merit and will defend it vigorously.

Commerce v. InterArch

On January 14, 2008, the Company filed an action for declaratory relief and damages against InterArch, Inc., Shirley Hill and Raymond Klumb in the Superior Court of New Jersey, Law Division, Camden County. By way of the action, the Company seeks: (1) a declaration that the Company had no legal duty to indemnify Shirley Hill and InterArch with regard to a previously rendered verdict against them due to their judicially determined bad faith and malicious acts in matters related to an underlying controversy; and (2) recoupment and/or restitution of approximately $1.6 million for indemnification payments the Company made on behalf of Shirley Hill and InterArch in connection with the same. The Company also seeks damages from InterArch for breach of contract.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.
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

Dividend Policy

It is the present intention of the Company’s Board of Directors to pay quarterly cash dividends on the Company’s common stock. However, the declaration and payment of future dividends will be subject to determination and declaration by the Board of Directors, which will consider the Company’s earnings, financial condition and capital needs and applicable regulatory requirements. In addition, pursuant to the Merger Agreement, from January 1, 2008 until the completion of the merger with TD, the Company will coordinate the record date and payment of dividends with TD in order to ensure shareholders do not receive two dividends in any single calendar quarter.  See Note 20 – Condensed Financial Statements of the Parent Company and Other Matters of the Notes to Consolidated Financial Statements, which appears elsewhere herein.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and accompanying notes included elsewhere herein.

	Year Ended December 31,
(dollars in thousands, except per share data)	2007	2006	2005	2004	2003
Income Statement Data:
Net interest income	$1,393,617	$1,274,508	$1,153,582	$1,017,785	$755,866
Provision for credit losses	103,550	33,700	19,150	39,238	31,850
Noninterest income	536,754	591,153	442,794	375,071	332,478
Noninterest expense	1,611,239	1,355,761	1,146,380	938,778	763,392
Income before income taxes	215,582	476,200	430,846	414,840	293,102
Net income	140,288	299,313	282,939	273,418	194,287
Balance Sheet Data:
Total assets	$49,255,506	$45,271,816	$38,466,037	$30,501,645	$22,712,180
Loans (net)	17,638,325	15,454,996	12,524,988	9,318,991	7,328,519
Securities available for sale	12,979,618	11,098,113	9,518,821	8,044,150	10,650,655
Securities held to maturity	13,219,272	14,884,982	13,005,364	10,463,658	2,490,484
Trading securities	225,786	106,007	143,016	169,103	170,458
Deposits	46,038,751	41,288,211	34,726,713	27,658,885	20,701,400
Long-term debt				200,000	200,000
Stockholders' equity	2,783,958	2,801,098	2,309,173	1,665,705	1,277,288
Per Share Data:
Net income-basic	$0.73	$1.62	$1.70	$1.74	$1.36
Net income-diluted	0.71	1.55	1.61	1.63	1.29
Dividends declared	0.52	0.49	0.45	0.40	0.34
Book value	14.22	14.86	12.92	10.42	8.35
Average shares outstanding:
Basic	192,204	184,919	165,974	156,625	142,169
Diluted	198,506	193,674	179,135	172,603	156,507
Selected Ratios:
Performance
Return on average assets	0.29%	0.71%	0.83%	1.03%	0.99%
Return on average equity	4.80	11.65	14.90	18.78	18.81
Net interest margin	3.24	3.35	3.77	4.28	4.36
Liquidity and Capital
Average loans to average deposits	37.50%	37.09%	35.01%	34.49%	36.93%
Dividend payout-basic	71.23	30.25	26.47	22.99	25.00
Stockholders' equity to total assets	5.65	6.19	6.00	5.46	5.62
Risk-based capital:
Tier 1	11.21	11.73	11.81	12.30	12.66
Total	12.04	12.44	12.58	13.25	13.62
Leverage ratio	6.01	6.18	6.04	6.19	6.61
Asset Quality
Non-performing assets to total year-end assets	0.22%	0.12%	0.09%	0.11%	0.10%
Net charge-offs to average loans outstanding	0.31	0.11	0.15	0.19	0.16
Non-performing loans to total
year-end loans	0.59	0.32	0.27	0.35	0.29
Allowance for credit losses to total
end of year loans	1.20	1.03	1.12	1.43	1.51
Allowance for credit losses to non-
performing loans	204.19	316.72	406.85	412.88	515.39

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

Executive Summary

The Commerce model is built on the gathering and retention of core deposits as being essential to shareholder value.  Management believes core deposit growth has been and will continue to be the primary driver of the Company’s success, and that superior customer service and a great retail experience, not rates, drive core deposit growth. The inflow of long lived core deposits allows the Company to avoid taking excessive risks in growing its loan and investment portfolios. In addition, the Company’s significant cash flow provides ongoing reinvestment opportunities as interest rates change.

In 2007, the Company continued to expand its model. The 2007 financial highlights are summarized below.

•	Opened 42 new stores, including 22 in metro New York, the Company’s largest and fastest growing market.
•	Total assets grew 9%.
•	Total deposits grew 12%.
•	Total loans grew 14%, increasing the ratio of loans to deposits to 39% at December 31, 2007.

Below is a summary of the Company’s year over year results.
	2007	2006	Change
(amounts in billions)
Total Assets	$49.3	$ 45.3	9%
Total Loans (net)	17.6	15.5	14%
Total Investments	26.4	26.1	1%
Total Deposits	46.0	41.3	12%

(amounts in millions)
Total Revenues	$1,930.4	$1,865.7	3%
Net Income	140.3	299.3	(53)%
Net Income per Share Diluted	0.71	1.55	(54)%

The decreases in both net income and diluted net income per share were primarily due to charges, a majority of which were taken in the third and fourth quarters, relating to an investment portfolio restructure, increased provision for credit losses, increased losses from the Company’s equity method investments as well as increased FDIC assessments, all of which are discussed in further detail below.

During the third quarter of 2007, the Company transferred approximately $7.4 billion of primarily fixed-rate investment securities from its available for sale portfolio to a trading portfolio as part of an investment portfolio restructure.  As a result of the restructure, the Company recorded $174.4 million in net securities losses during 2007.

During the third and fourth quarters of 2007, the Company recorded provisions for credit losses of $26.0 million and $55.0 million, respectively.  These amounts compare to $9.5 million and $10.2 million for the same respective periods in the prior year.  The increased provisions relate primarily to residential real estate and related real estate development exposures, and exposures in the leveraged loan portion of the Company’s commercial loan portfolio.

Also included in the Company’s 2007 results are one-time amounts related to the sale of CBIS, the Company’s insurance brokerage subsidiary.  The sale of CBIS was completed on December 31, 2007.  During the fourth quarter, the Company recorded a pre-tax gain of approximately $22.0 million, as well as certain one-time pre-tax expenditures of approximately $8.3 million, related to the sale of CBIS.

During 2007, the Company recorded losses of $18.3 million related to its equity method investments.  In addition, the Company recorded increased FDIC assessments of approximately $20.9 million for 2007 as compared to 2006, primarily due to new FDIC assessment rates that took effect at the beginning of 2007.

Despite the challenges faced during 2007, the Company remains a deposit-driven financial institution with emphasis on core deposit accumulation and retention as a basis for growth and profitability.  The Company’s business model continues to produce top-line revenue growth that is driven by deposit growth.

The continued ability to grow deposits has resulted in significant earning asset growth.  This growth resulted in $1.4 billion of net interest income on a tax equivalent basis in 2007, an increase of $122.8 million or 9% over 2006. As more fully depicted in the chart below, the increase in net interest income in both 2007 and 2006 was due to volume increases in the Company’s earning assets.

	Net Interest Income (dollars in millions)
	Volume Increase	Rate Change	Total Increase
2007	$169.0	($46.2)	$122.8	9%
2006	$254.3	($128.0)	$126.3	11%

Agreement and Plan of Merger with The Toronto-Dominion Bank (TD)

On October 2, 2007 the Company and TD entered into a Merger Agreement pursuant to which TD will acquire the Company and the Company will become a wholly-owned subsidiary of TD.  The Company’s shareholders approved the Merger Agreement at a Special Meeting of Shareholders on February 6, 2008. On March 13, 2008, it was announced that all regulatory approvals necessary to complete the merger were received.  The merger is expected to close in late March/early April 2008. The transaction is taxable for Company shareholders for US federal income tax purposes, including the TD common shares they receive.

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

Allowance for credit losses.  The allowance for credit losses represents management's estimate of probable credit losses inherent in the Company’s loan and lease portfolio, as well as its commitments to lend. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses based on risk characteristics of loans and commitments, and consideration of other qualitative factors, all of which may be susceptible to significant change. Note 1 – Significant Accounting Policies of the Notes to Consolidated Financial Statements describes the methodology used to determine the allowance for credit losses, and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in the Allowance for Credit Losses discussion within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Segment Reporting

The Company operates one reportable segment of business, Community Banks, as more fully described in Note 21 – Segment Reporting of the Notes to Consolidated Financial Statements, which appears elsewhere herein. The following table summarizes net income by segment for each of the last three years (amounts in thousands):

	Net Income (Loss)
	2007	2006	2005
Community Banks	$143,857	$289,228	$270,960
Parent/Other	(3,569)	10,085	11,979
Consolidated Total	$140,288	$299,313	$282,939

Average Balances and Net Interest Income

The table on page 19 sets forth balance sheet items on a daily average basis for the years ended December 31, 2007, 2006 and 2005 and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. During 2007, average interest earning assets totaled $43.9 billion, an increase of $5.2 billion, or 13% over 2006. This increase resulted primarily from the increase in the average balance of investments, which rose $2.6 billion, and the average balance of loans, which rose $2.4 billion during 2007. The growth in the average balance of interest earning assets was funded primarily by an increase in the average balance of deposits (including noninterest-bearing demand deposits) of $6.0 billion.

Net Interest Margin and Net Interest Income

Net interest margin on a tax equivalent basis was 3.24% for 2007, a decrease of 11 basis points from 2006.  The year over year compression in net interest margin was primarily caused by increased costs and the mix of the Company’s interest-bearing liabilities, both of which are impacted by the current interest rate environment. The net interest margin is calculated by dividing net interest income by average earning assets.

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

Net interest income on a tax-equivalent basis (which adjusts for the tax-exempt status of income earned on certain loans and investments to express such income as if it were taxable) for 2007 was $1.4 billion, an increase of $122.8 million, or 9%, over 2006. Interest income on a tax-equivalent basis increased to $2.7 billion from $2.3 billion, or 16%. This increase was primarily related to volume increases in the loan and investment portfolios. Interest expense for 2007 increased $244.7 million to $1.2 billion from $1.0 billion in 2006.  This increase was primarily related to increases in the Company’s average deposit balances and the interest rates paid on deposits and other interest-bearing liabilities.

The tax-equivalent yield on interest earning assets during 2007 was 6.08%, an increase of 14 basis points from 5.94% in 2006. The cost of interest-bearing liabilities increased 28 basis points in 2007 to 3.52% from 3.24% in 2006. The cost of total funding sources increased 25 basis points to 2.84% in 2007 from 2.59% in 2006.

The following table presents the major factors that contributed to the changes in net interest income on a tax equivalent basis for the years ended December 31, 2007 and 2006 as compared to the respective previous periods.

	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in (1)			Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest on Investments:
Taxable	$110,525	$40,163	$150,688	$225,767	$87,475	$313,242
Tax-exempt	(2,219)	2,803	584	7,261	6,041	13,302
Trading	37,581	1,082	38,663	(1,300)	(824)	(2,124)
Federal funds sold	9,518	(369)	9,149	1,783	1,871	3,654
Interest on loans:
Commercial mortgages	49,334	(299)	49,035	74,715	20,947	95,662
Commercial	57,808	(2,706)	55,102	68,532	28,847	97,379
Consumer	52,347	2,211	54,558	82,911	10,990	93,901
Tax-exempt	8,887	886	9,773	4,201	69	4,270
Total interest income	323,781	43,771	367,552	463,870	155,416	619,286
Interest expense:
Savings	3,018	24,227	27,245	66,538	71,471	138,009
Interest bearing demand	158,527	36,385	194,912	79,697	162,777	242,474
Time deposits	38,243	24,956	63,199	21,921	29,997	51,918
Public funds	(3,848)	1,235	(2,613)	23,723	15,522	39,245
Other borrowed money	(41,167)	3,135	(38,032)	17,617	12,070	29,687
Long-term debt	-	-	-	-	(8,379)	(8,379)
Total interest expense	154,773	89,938	244,711	209,496	283,458	492,954
Net change	$169,008	(46,167)	$122,841	$254,374	(128,042)	$126,332
(1) Changes due to both volume and rate have been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.

Commerce Bancorp, Inc. and Subsidiaries Average Balances and Net Interest Income

			Year Ended December 31,
	2007			2006			2005
(dollars in thousands) Earning Assets	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Investment securities
Taxable	$25,844,932	$1,429,614	5.53%	$23,846,823	$1,278,926	5.36%	$19,637,178	$ 965,684	4.92%
Tax-exempt	519,699	31,100	5.98	556,773	30,516	5.48	424,303	17,214	4.06
Trading	736,761	43,534	5.91	100,746	4,871	4.84	127,634	6,995	5.48
Total investment securities	27,101,392	1,504,248	5.55	24,504,342	1,314,313	5.36	20,189,115	989,893	4.90
Federal funds sold	324,423	16,075	4.95	132,336	6,926	5.23	98,265	3,272	3.33
Loans
Commercial mortgages	5,571,488	391,735	7.03	4,869,826	342,700	7.04	3,808,107	247,038	6.49
Commercial	4,274,802	328,488	7.68	3,522,513	273,386	7.76	2,639,491	176,007	6.67
Consumer	6,042,186	385,168	6.37	5,221,014	330,610	6.33	3,911,672	236,709	6.05
Tax-exempt	632,280	46,041	7.28	510,248	36,268	7.11	451,151	31,998	7.09
Total loans	16,520,756	1,151,432	6.97	14,123,601	982,964	6.96	10,810,421	691,752	6.40
Total earning assets	$43,946,571	$2,671,755	6.08%	$38,760,279	$2,304,203	5.94%	$31,097,801	$1,684,917	5.42%
Sources of Funds
Interest-bearing liabilities
Savings	$10,435,825	$ 288,673	2.77%	$10,326,719	$ 261,428	2.53%	$ 7,698,370	$ 123,419	1.60%
Interest-bearing demand	19,301,275	690,059	3.58	14,867,213	495,147	3.33	12,474,260	252,673	2.03
Time deposits	4,176,466	187,242	4.48	3,323,462	124,043	3.73	2,736,142	72,125	2.64
Public funds	1,220,847	63,288	5.18	1,295,061	65,901	5.09	828,860	26,656	3.22
Total deposits	35,134,413	1,229,262	3.50	29,812,455	946,519	3.17	23,737,632	474,873	2.00

Other borrowed money	388,654	20,065	5.16	1,186,068	58,097	4.90	826,400	28,410	3.44
Long-term debt							140,274	8,379	5.97
Total deposits and interest- bearing liabilities	35,523,067	1,249,327	3.52	30,998,523	1,004,616	3.24	24,704,306	511,662	2.07
Noninterest-bearing funds (net)	8,423,504			7,761,756			6,393,495
Total sources to fund earning assets	$43,946,571	1,249,327	2.84	$38,760,279	1,004,616	2.59	$31,097,801	511,662	1.65
Net interest income and margin tax-equivalent
basis		$1,422,428	3.24		$1,299,587	3.35		$1,173,255	3.77
Tax-exempt adjustment		28,811			25,079			19,673
Net interest income and margin		$1,393,617	3.17%		$1,274,508	3.29%		$1,153,582	3.71%
Other Balances
Cash and due from banks	$1,217,019			$1,239,398			$1,257,799
Other assets	2,739,292			2,306,101			1,792,339
Total assets	47,736,787			42,162,415			34,005,732
Total deposits	44,049,769			38,081,613			30,881,184
Demand deposits (noninterest-bearing)	8,915,356			8,269,158			7,143,552
Other liabilities	375,402			324,749			258,886
Stockholders' equity	2,922,962			2,569,985			1,898,989
Notes			—Weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis assuming a federal tax rate of 35%. —Non-accrual loans have been included in the average loan balance.

Noninterest Income

For 2007, excluding net investment securities gains/losses, non-interest income for the year ended December 31, 2007 increased to $711.1 million from $588.5 million a year ago, a 21% increase.  The increase in non interest income is primarily attributable to an increase in deposit charges and service fees of $94.6 million, or 25%. Other operating income, which includes the Company’s insurance and capital markets divisions, increased by $28.0 million, or 13%. The increase in other operating income is more fully depicted in the following chart (in thousands).

	2007	2006
Other Operating Income:
Commerce Banc Insurance	$85,645	$83,525
Commerce Capital Markets	30,344	29,553
Operating lease revenue	20,869	15,587
Loan brokerage fees	9,858	9,861
eMoney Advisor revenues	13,307	8,667
Gains on SBA loan sales	5,691	7,431
Other	76,562	59,622
Total Other	$242,276	$214,246

Included in Other for 2007 is the gain of approximately $22.0 million related to the sale of CBIS, as well as losses of approximately $18.3 million related to the Company’s equity method investments.  In total, Other increased by $16.9 million, or 28%, due to the impact of the above mentioned items, as well as increased revenues generated by the Company’s loan, credit card and trust divisions.

As a result of the Company’s third quarter investment portfolio restructure, the Company recorded $174.4 million in net securities losses during 2007 compared to $2.7 million in net securities gains in 2006.

Noninterest Expenses

Noninterest expenses totaled $1.6 billion for 2007, an increase of $255.5 million, or 19% over 2006. Contributing to this increase was the addition of 42 new stores during 2007.  As a result of adding these new stores and the continued overall growth of the Company, staff, facilities and related expenses rose accordingly.  Also contributing to the increase in non interest expenses were increased FDIC assessments of $20.9 million as compared to 2006, primarily due to new FDIC assessment rates that took effect at the beginning of 2007, as well as one time costs of approximately $8.3 million related to the sale of CBIS.

Other noninterest expense increased by $64.7 million, or 23%. The increase in other noninterest expenses is depicted in the following chart (in thousands).

	2007	2006
Other Noninterest Expenses:
Business Development Costs	$46,395	$44,637
Bank-Card Related Service Charges	65,020	55,594
Professional Services/Insurance	85,852	51,146
Provisions for Non-Credit-Related Losses	27,077	28,738
Other	118,991	98,475
Total Other	$343,335	$278,590

Included in other Professional Services/Insurance expenses are increased FDIC assessments, discussed previously, as well as increased legal fees primarily related to regulatory investigations and shareholder lawsuits.  Non-credit-related losses, which includes fraud and forgery losses on deposit and other non-credit related items, decreased slightly from prior years as the Company implemented several loss prevention initiatives. Business development costs remained flat as the Company continued its focus on controlling costs while continuing to execute its growth model.

A key industry productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (excluding other real estate expenses) to net interest income plus noninterest income (excluding non-recurring items and net securities gains and losses). This ratio equaled 76.42%, 72.75%, and 71.16%, in 2007, 2006, and 2005, respectively. The increase in the Company’s 2007 efficiency ratio was caused primarily by the interest rate environment and the resulting impact on the Company’s net interest income.  Management believes the Company’s growth activities will keep its efficiency ratio above its peer group.

Income Taxes

The provision for federal and state income taxes for 2007 was $75.3 million compared to $176.9 million in 2006 and $147.9 million in 2005. The effective tax rate was 34.9%, 37.1% and 34.3% in 2007, 2006, and 2005, respectively.  The increase in the 2006 provision for federal and state income taxes, as well as the increase in the effective tax rate, was primarily due to an additional net tax liability recorded by the Company in the fourth quarter of 2006 related to settlements with various taxing authorities.

Net Income

Net income for 2007 was $140.3 million, a decrease of $159.0 million, or 53% compared to the $299.3 million recorded for 2006.

Diluted net income per common share for 2007 was $0.71 compared to $1.55 per common share for 2006.

The decreases in both net income and diluted net income per share were primarily due to charges, a majority of which were taken in the third and fourth quarters of 2007, relating to the investment portfolio restructure, increased provision for credit losses, increased losses from the Company’s equity method investments, as well as increased FDIC assessments.

Return on Average Equity and Average Assets

Two industry measures of performance by a banking institution are its return on average assets and return on average equity. Return on average assets (ROA) measures net income in relation to total average assets and indicates a company’s ability to employ its resources profitably. The Company’s ROA was 0.29%, 0.71%, and 0.83% for 2007, 2006, and 2005, respectively.

Return on average equity (ROE) is determined by dividing annual net income by average stockholders’ equity and indicates how effectively a company can generate net income on the capital invested by its stockholders. The Company’s ROE was 4.80%, 11.65%, and 14.90% for 2007, 2006, and 2005, respectively.

Both the 2007 ROA and ROE were impacted by charges taken during the third and fourth quarters related to the investment portfolio restructure, increased provision for credit losses, increased losses from the Company’s equity method investments, as well as increased FDIC assessments, in addition to the interest rate environment and its resulting impact on the Company’s net interest income.

Loan Portfolio

The following table summarizes the loan portfolio of the Company by type of loan as of December 31, for each of the years 2003 through 2007.

	December 31,
	2007	2006	2005	2004	2003
(dollars in thousands)
Commercial:
Term	$ 3,045,907	$ 2,392,889	$ 1,781,148	$1,283,476	$1,027,526
Line of credit	2,070,636	1,843,545	1,517,347	1,168,542	960,235
	5,116,543	4,236,434	3,298,495	2,452,018	1,987,761

Owner-occupied	3,245,123	2,845,791	2,402,300	1,998,203	1,619,079

Consumer:
Mortgages
(1-4 family residential)	2,314,532	2,235,247	2,000,309	1,340,009	918,686
Installment	285,543	287,151	211,332	132,646	138,437
Home equity	3,585,904	2,958,893	2,353,581	1,799,841	1,405,795
Credit lines	194,030	137,429	100,431	69,079	60,579
	6,380,009	5,618,720	4,665,653	3,341,575	2,523,497

Commercial real estate:
Investor developer	2,502,872	2,625,628	2,001,674	1,455,891	1,167,672
Construction	596,971	280,476	290,530	206,924	142,567
	3,099,843	2,906,104	2,292,204	1,662,815	1,310,239
Total loans	$17,841,518	$15,607,049	$12,658,652	$9,454,611	$7,440,576

The Company manages risk associated with its loan portfolio through borrower, industry and geographic diversification, underwriting policies and procedures, and ongoing loan monitoring efforts. The commercial real estate portfolio includes investor/ developer permanent and construction loans and residential construction loans. The owner-occupied portfolio is comprised primarily of commercial real estate loans in which the borrower occupies a majority of the commercial space.  Owner-occupied and investor/developer loans generally have five year call provisions and bear the personal guarantees of the principals involved. Financing for investor/developer construction is generally for pre-leased or pre-sold property, while residential construction is provided against firm agreements of sale with speculative construction generally limited to three samples per project. The commercial loan portfolio is comprised of loans to businesses in the markets which the Company serves. These loans are generally secured by business assets, personal guarantees, and/or personal assets of the borrower. The consumer loan portfolio is comprised primarily of loans secured by first and second mortgage liens on residential real estate.  Exclusive of CRA activities, the Company’s underwriting policies do not typically permit subprime lending.  As such, subprime loans are immaterial to the consumer loan portfolio.

The contractual maturity ranges of the loan portfolio and the amount of loans with predetermined interest rates and floating rates in each maturity range, as of December 31, 2007, are summarized in the following table.

	December 31, 2007
	Due in One Year or Less	Due in One to Five Years	Due in Over Five Years	Total
(dollars in thousands)
Commercial:
Term	$834,150	$1,632,756	$579,001	$3,045,907
Line of credit	1,453,911	591,381	25,344	2,070,636
	2,288,061	2,224,137	604,345	5,116,543

Owner-occupied	461,815	1,498,601	1,284,707	3,245,123

Consumer:
Mortgages
(1-4 family residential)	59,313	230,005	2,025,214	2,314,532
Installment	58,340	115,570	111,633	285,543
Home equity	189,453	788,657	2,607,794	3,585,904
Credit lines	64,546	129,484		194,030
	371,652	1,263,716	4,744,641	6,380,009
Commercial real estate:
Investor developer	746,774	1,300,044	456,054	2,502,872
Construction	493,777	103,194		596,971
	1,240,551	1,403,238	456,054	3,099,843
Total loans	$4,362,079	$6,389,692	$7,089,747	$17,841,518
Interest rates:
Predetermined	$1,505,987	$4,326,566	$5,071,723	$10,904,276
Floating	2,856,092	2,063,126	2,018,024	6,937,242
Total loans	$4,362,079	$6,389,692	$7,089,747	$17,841,518

During 2007, loans increased $2.2 billion, or 14% from $15.6 billion to $17.8 billion. At December 31, 2007, loans represented 39% of total deposits and 36% of total assets. All segments of the loan portfolio experienced growth in 2007. Geographically, the metro New York market contributed 54% of the total growth in the loan portfolio while the metro Philadelphia market contributed 31%.  The remaining growth came from the southeastern Florida and metro Washington, D.C. markets.  During 2007, the metro New York and metro Philadelphia loan portfolios grew by 15% and 10%, respectively.

The Company has traditionally been an active provider of real estate loans to creditworthy local borrowers, with such loans secured by properties within the Company’s primary service areas. During 2007, commercial real estate lending increased $193.7 million, or 7%.  Loans to finance owner-occupied properties grew $399.3 million, or 14%. Commercial loans grew $880.1 million, or 21%, and the growth was spread evenly over the Company’s commercial loan products and geographic markets. Growth in consumer loans of $761.3 million, or 14%, was primarily in home equity lending.  The Company’s home equity portfolio grew $627.0 million, or 21%, as a result of the Company’s continued focus on marketing to its customer base and generating originations through its store network.

Non-Performing Loans and Assets

Non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at December 31, 2007 were $108.7 million or .22% of total assets, as compared to $53.2 million or .12% of total assets at December 31, 2006.

Total non-performing loans (non-accrual loans and restructured loans, excluding loans past due 90 days or more and still accruing interest) at December 31, 2007 were $104.5 million as compared to $50.6 million a year ago.  Contributing to the overall increase in non-performing loans were increases in non-accrual loans of $11.7 million, $27.3 million and $13.0 million in the Company’s consumer, real estate construction and real estate mortgage loan portfolios, respectively.  The increase in non-performing loans was primarily attributable to loans secured by real estate, which were impacted by the current economic conditions surrounding the real estate market. Generally loans past due 90 days are placed on non-accrual status, unless the loan is both well secured and in the process of collection. At December 31, 2007, loans past due 90 days or more and still accruing interest amounted to $1.5 million, compared to $620 thousand at December 31, 2006. Additional loans considered by the Company’s internal credit risk review department as potential problem loans, $251.4 million at December 31, 2007 compared to $105.8 million at December 31, 2006, have been evaluated as to risk exposure in determining the adequacy of the allowance for loan and lease losses.  Potential problem loans increased by $145.6 million, which was primarily the result of the current economic conditions surrounding the real estate market as well as potential weakness in regional banking credits.  Potential problem loans as a percentage of loans outstanding increased from .68% at December 31, 2006 to 1.41% at December 31, 2007.

Other real estate (ORE)/foreclosed assets totaled $4.3 million at December 31, 2007 as compared to $2.6 million at December 31, 2006.  These properties/assets have been written down to the lower of cost or fair value less disposition costs.

The Company has, on an ongoing basis, updated appraisals on non-performing loans secured by real estate. In those instances where updated appraisals reflect reduced collateral values, an evaluation of the borrowers’ overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for loan and lease losses.

The following summary presents information regarding non-performing loans and assets as of December 31, 2003 through 2007.

	Year Ended December 31,
	2007	2006	2005	2004	2003
(dollars in thousands)
Non-accrual loans (1):
Commercial	$35,575	$33,686	$16,712	$17,874	$10,972
Consumer	23,493	11,820	8,834	10,138	9,242
Real estate
Construction	30,813	3,531	1,763		138
Mortgage	14,570	1,565	4,329	1,317	1,389
Total non-accrual loans	104,451	50,602	31,638	29,329	21,741
Restructured loans (1):
Commercial	-	-	3,133	3,518	1
Total non-performing loans	104,451	50,602	34,771	32,847	21,742
Other real estate/ foreclosed assets	4,287	2,610	279	626	1,831
Total non-performing assets(1):	$108,738	$53,212	$35,050	$33,473	$23,573
Non-performing assets as a percent of total assets	0.22%	0.12%	0.09%	0.11%	0.10%
Loans past due 90 days or more and still accruing interest	$1,534	$620	$248	$602	$538
(1)
Interest income of approximately $6,612,000, $2,816,000, $2,760,000, $2,906,000, and $1,908,000 would have been recorded in 2007, 2006, 2005, 2004, and 2003, respectively, on non-performing loans in accordance with their original terms. Actual interest recorded on these loans amounted to $3,970,000 in 2007, $1,530,000 in 2006, $809,000 in 2005, $1,070,000 in 2004, and $418,000 in 2003.

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

The allowance for credit losses is maintained at a level believed adequate by management to absorb losses inherent in extending credit. In conjunction with an internal credit review function that operates independently of the lending function, management monitors the loan portfolio, including commitments to lend, to identify risks on a timely basis so that an appropriate allowance can be maintained. Based on an evaluation of the loan and lease portfolio, including commitments to lend, management presents a quarterly review of the allowance for credit losses to the Audit and Risk Management Committee of the Board of Directors, indicating any changes since the last review and any recommendations as to adjustments. In making its evaluation, in addition to the factors discussed below, management considers the results of regulatory examinations, which typically include a review of the allowance for credit losses as an integral part of the examination process.

In establishing the allowance for loan and lease losses, management evaluates individual large classified loans and non-accrual loans, and determines an aggregate reserve for those loans based on that review.  At December 31, 2007, approximately 9% of the allowance for loan and lease losses was attributed to individually evaluated loans. A component of the allowance for loan and lease losses is also developed from estimated losses based on risk characteristics of each loan or lease in the portfolio.  At December 31, 2007, approximately 84% of the allowance was attributed to risk characteristics of loans and leases in the portfolio. In addition, a portion of the allowance is established for losses inherent in the loan portfolio which have not been identified by the more quantitative processes described above. This determination inherently involves a higher degree of subjectivity, and considers risk factors that may not have yet manifested themselves in the portfolio’s existing risk characteristics. Those factors include specific economic stresses, variability in economic conditions and geopolitical risks, recent loss experience in specific portfolio segments, trends in loan quality and concentrations of credit.  At December 31, 2007, approximately 7% of the allowance for loan and lease losses was attributed to these qualitative factors.

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

The allowance for credit losses is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Charge-offs occur when loans are deemed to be uncollectible. During 2007, net charge-offs amounted to $50.5 million, or .31% of average loans outstanding for the year, compared to $14.9 million, or .11% of average loans outstanding for 2006. Total charge-offs increased $33.8 million or 148% during 2007.  The increase included a $12.5 million charge against an individual commercial real estate loan, the Company’s largest non-accrual loan at the time it was charged-off.  Additional charge-offs were concentrated in real estate development lending and community/middle market commercial loans, with the majority of charge-offs being less than $1.0 million.  The consumer portfolio, including residential mortgages, had no measurable change in historic charge-off levels.

During 2007, the Company recorded provisions of $103.6 million to the allowance for credit losses compared to $33.7 million for 2006.  The increased provisions relate primarily to residential real estate and related real estate development exposures, and exposures in the leveraged loan portion of the Company’s commercial loan portfolio.

Based upon the application of the Company’s reserve methodology, allowance levels increased by $53.0 million to $213.3 million at December 31, 2007, increasing the allowance for credit losses as a percentage of total loans (1.20% at December 31, 2007 versus 1.03% at December 31, 2006).

The following table presents, for the periods indicated, an analysis of the allowance for credit losses and other related data.

	Year Ended December 31,
	2007	2006	2005	2004	2003
(dollars in thousands)
Balance at beginning of period	$160,269	$141,464	$135,620	$112,057	$90,733
Provisions charged to operating expenses	103,550	33,700	19,150	39,238	31,850
	263,819	175,164	154,770	151,295	122,583
Recoveries of loans previously charged-off:
Commercial	4,550	5,987	2,546	1,000	669
Consumer	1,246	1,604	2,566	1,123	584
Commercial real estate	297	385	80	52	11
Total recoveries	6,093	7,976	5,192	2,175	1,264
Loans charged-off:
Commercial	(25,498)	(14,107)	(13,944)	(9,416)	(5,601)
Consumer	(12,455)	(8,179)	(5,912)	(6,733)	(5,950)
Commercial real estate	(18,678)	(585)	(1,136)	(1,701)	(239)
Total charged-off	(56,631)	(22,871)	(20,992)	(17,850)	(11,790)
Net charge-offs	(50,538)	(14,895)	(15,800)	(15,675)	(10,526)
Allowance for credit losses acquired bank			2,494
Balance at end of period	$213,281	$160,269	$141,464	$135,620	$112,057
Net charge-offs as a percentage of average loans outstanding	0.31%	0.11%	0.15%	0.19%	0.16%
Allowance for credit losses as a percentage of year-end loans	1.20%	1.03%	1.12%	1.43%	1.51%
Components:
Allowance for loan and lease losses	$203,193	$152,053	$133,664	$135,620	$112,057
Allowance for unfunded credit commitments (1)	10,088	8,216	7,800
Total allowance for credit losses	$213,281	$160,269	$141,464	$135,620	$112,057

(1)	During 2005, the allowance for unfunded credit commitments was reclassified from the allowance for loan and lease losses to other liabilities.

Allocation of the Allowance for Loan and Lease Losses

The following table details the allocation of the allowance for loan and lease losses to the various lending categories. The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future losses may occur. The total allowance for loan and lease losses is available to absorb losses from any segment.

	Allowance for Loan and Lease Losses at December 31,
	2007		2006		2005		2004		2003
	Amount	% Gross Loans	Amount	% Gross Loans	Amount	% Gross Loans	Amount	% Gross Loans	Amount	% Gross Loans
(dollars in thousands)
Commercial	$79,843	29%	$61,325	27%	$55,372	26%	$47,230	26%	$50,400	27%
Owner-occupied	32,441	18	30,755	18	18,255	19	29,488	21	26,862	22
Consumer	42,434	36	37,030	36	36,868	37	38,100	35	13,082	34
Commercial real estate	48,475	17	22,943	19	23,169	18	20,802	18	21,713	17
	$203,193	100%	$152,053	100%	$133,664	100%	$135,620	100%	$112,057	100%

Investment Securities

The following table summarizes the Company’s securities available for sale and securities held to maturity as of the dates shown.

	December 31,
	2007	2006	2005
(dollars in thousands)
U.S. Government agency	$132,883	$707,613	$572,390
U.S. Government-Sponsored agencies	1,009,475	2,980,102	3,007,725
Mortgage-backed obligations	5,132,046	7,296,532	5,842,363
Obligations of state and political subdivisions	53,276	54,745	59,127
Asset backed securities	6,589,086	-	-
Equity securities	20,209	19,071	22,772
Other	42,643	40,050	14,444
Securities available for sale	$12,979,618	$11,098,113	$9,518,821
U.S. Government agency	$620,753	$1,531,668	$1,210,638
U.S. Government-Sponsored agencies	6,686,170	7,025,439	5,704,085
Mortgage-backed obligations	5,333,834	5,648,427	5,500,864
Obligations of state and political subdivisions	433,395	554,189	490,257
Other	145,120	125,259	99,520
Securities held to maturity	$13,219,272	$14,884,982	$13,005,364

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

In total, investment securities, including trading securities, increased $335.6 million from $26.1 billion to $26.4 billion at December 31, 2007. The available for sale portfolio increased $1.9 billion to $13.0 billion, while the securities held to maturity portfolio decreased $1.7 billion to $13.2 billion at year-end 2007. The portfolio of trading securities increased to $225.8 million at year-end 2007 from $106.0 million at year-end 2006.

At December 31, 2007, the average life and duration of the investment portfolio were approximately 4.8 years and 2.8 years, respectively, as compared to 5.3 years and 3.2 years, respectively, at December 31, 2006.

During the third quarter of 2007, the Company transferred approximately $7.4 billion of primarily fixed-rate U.S. government agency and mortgage-backed investment securities from its available for sale portfolio to a trading portfolio as part of an investment portfolio restructure.  To reduce its exposure to changes in interest rates, the Company sold the securities in the trading portfolio during the fourth quarter of 2007 and reinvested those proceeds in short-term, floating rate, AAA-rated asset backed securities.  As a result of the restructure, the Company recorded $174.4 million in net securities losses during 2007.

The Company’s investment portfolio consists primarily of U.S. Government agency and mortgage-backed obligations as well as asset backed securities. These securities are either backed by the full faith and credit of the U.S. Government, are issued by Government Sponsored Enterprises, or are AAA rated. The portfolio does not have any securities backed by subprime mortgages.  Except for its asset backed securities, the Company’s investment securities primarily carry fixed coupons whose rate does not change over the life of the securities. Certain securities are purchased at premiums or discounts. Their yield will change depending on any change in the estimated rate of prepayments. The Company amortizes premiums and accretes discounts over the estimated life of the securities in the investment portfolio. Changes in the estimated life of the securities in the investment portfolio will lengthen or shorten the period in which the premium or discount must be amortized or accreted, thus affecting the Company’s investment yields. For the year ended December 31, 2007, the yield on the investment portfolio was 5.55%, an increase of 19 basis points from 5.36% in fiscal year 2006.

At December 31, 2007, the net unrealized depreciation in securities available for sale included in stockholders’ equity totaled $297.1 million, net of tax, compared to $65.2 million, net of tax, at December 31, 2006.

The contractual maturity distribution and weighted average yield of the Company’s investment portfolio (excluding equity and trading securities) at December 31, 2007, are summarized in the following table. Weighted average yield is calculated by dividing income within each maturity range by the outstanding amortized cost amount of the related investment and has been tax effected, assuming a federal tax rate of 35%, on tax-exempt obligations.

	December 31, 2007
	Due Under 1 Year		Due 1-5 Years		Due 5-10 Years		Due Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Securities available for sale:
U.S. Government agency	$132,883	1.08%							$132,883	1.08%
U.S. Government-Sponsored agency							$1,009,475	5.43	1,009,475	5.43
Mortgage-backed obligations							5,132,046	5.67	5,132,046	5.67
Obligations of state and political subdivisions	740	5.50					52,536	6.86	53,276	6.85
Asset back securities			$825,087	5.26%	$4,577,226	5.21%	1,186,773	5.38	6,589,086	5.25
Other securities	14,463	3.00	1,095	4.87			27,085	6.11	42,643	5.05
	$148,086	1.29%	$826,182	5.26%	$4,577,226	5.21%	$7,407,915	5.60%	$12,959,409	5.04%
Securities held to maturity:
U.S. Government agency			$565,753	4.22%	$25,000	6.13%	$30,000	5.25%	$620,753	4.34%
U.S. Government-Sponsored agency			6,237	7.05	27,826	5.51	6,652,107	5.29	6,686.170	5.30
Mortgage-backed obligations							5,333,834	5.45	5,333,834	5.45
Obligations of state and political subdivisions	$312,569	5.58%	4,695	5.63	93,305	6.13	22,826	6.37	433,395	5.74
Other securities	145,120	5.26							145,120	5.26
	$457,689	5.48%	$576,685	4.26%	$146,131	6.01%	$12,038,767	5.36%	$13,219,272	5.33%

Deposits

Total deposits at December 31, 2007 were $46.0 billion, an increase of $4.8 billion or 12% above total deposits of $41.3 billion at December 31, 2006. The Company remains a deposit-driven financial institution with emphasis on core deposit accumulation and retention as a basis for growth and profitability. The Company regards core deposits as all deposits other than public certificates of deposit. Core deposits increased $4.5 billion from year-end 2006 to year-end 2007.  Core deposits by type of customer is as follows (in millions):

	December 31,
	2007	2006
Consumer	$19,061	$16,624
Commercial	17,606	15,768
Government	7,930	7,685
Total	$44,597	$40,077

Total deposits averaged $44.0 billion for 2007, an increase of $6.0 billion or 16% above the 2006 average. The average balance of noninterest-bearing demand deposits in 2007 was $8.9 billion, an increase of $646 thousand, or 8%, over the average balance for 2006. The average total balance of savings accounts increased to $10.4 billion, a slight increase over the prior year. The average balance of interest-bearing demand accounts for 2007 was $19.3 billion, a $4.4 billion, or 30%, increase over the average balance for the prior year. The average balance of time deposits and public funds for 2007 was $5.4 billion, an increase of $778.8 million, or 17%, over the average balance for 2006. For 2007, the cost of total deposits was 2.79% as compared to 2.49% in 2006.

The Company believes that its record of sustaining core deposit growth is reflective of the Company’s approach to banking which emphasizes a combination of superior customer service, convenient store locations, extended hours of operation, free checking accounts (subject to small minimum balance requirements) and active marketing.  This approach is especially reflected in the Company’s comparable store deposit growth. The Company’s comparable store deposit growth is measured as the year over year percentage increase in core deposits at the balance sheet date for stores open one year or more. At December 31, 2007, the comparable store deposit growth for the Company’s 428 stores open one year or more was 11%.

The average balances and weighted average rates of deposits for each of the years 2007, 2006, and 2005 are presented below.

	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
Demand deposits:
Noninterest-bearing	$8,915,356		$8,269,158		$7,143,552
Interest-bearing (money market and N.O.W. accounts)	19,301,275	3.58%	14,867,213	3.33%	12,474,260	2.03%
Savings deposits	10,435,825	2.77	10,326,719	2.53	7,698,370	1.60
Time deposits/public funds	5,397,313	4.64	4,618,523	4.11	3,565,002	2.77
Total deposits	$44,049,769		$38,081,613		$30,881,184

The remaining maturity of certificates of deposit for $100,000 or more as of December 31, 2007, 2006 and 2005 is presented below:

Maturity	2007	2006	2005
(dollars in thousands)
3 months or less	$1,943,266	$1,453,925	$1,088,353
3 to 6 months	506,785	694,344	198,166
6 to 12 months	288,762	350,651	272,156
Over 12 months	63,439	110,457	538,952
Total	$2,802,252	$2,609,377	$2,097,627

The following is a summary of the remaining maturity of time deposits, including certificates of deposits $100,000 and over, as of December 31, 2007:

Maturity
(dollars in thousands)
2008	$5,323,076
2009	129,987
2010	40,728
2011	11,309
2012	11,986
Thereafter	8
Total	$5,517,094

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

An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. Historically, the most common method of estimating interest rate risk was to measure the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time (GAP), typically one year. Under this method, a company is considered liability sensitive when the amount of its interest-bearing liabilities exceeds the amount of its interest-earning assets within the one year horizon.

However, assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree.  As a result, a company’s GAP does not necessarily predict the impact of changes in general levels of interest rates on net interest income.

The following table illustrates the GAP position of the Company as of December 31, 2007.

	Interest Rate Sensitivity Gaps
	December 31, 2007
	1-90 Days	91-180 Days	181-365 Days	1-5 Years	Beyond 5 Years	Total
(dollars in millions)
Rate sensitive:
Interest-earning assets
Loans	$6,449.7	$409.2	$870.8	$4,776.6	$5,265.2	$17,771.5
Investment securities	10,016.1	567.9	1,080.4	7,602.2	7,158.1	26,424.7
Federal funds sold	925.5					925.5
Total interest- earning assets	17,391.3	977.1	1,951.2	12,378.8	12,423.3	45,121.7
Interest-bearing liabilities
Transaction accounts	9,925.0				20,938.8	30,863.8
Time deposits	2,983.4	1,391.9	947.8	194.0		5,517.1
Other borrowed money	101.0					101.0
Total interest- bearing liabilities	13,009.4	1,391.9	947.8	194.0	20,938.8	36,481.9
Period gap	4,381.9	(414.8)	1,003.4	12,184.8	(8,515.5)	$8,639.8
Cumulative gap	$4,381.9	$3,967.1	$4,970.5	$17,155.3	$8,639.8
Cumulative gap as a percentage of total interest-earning assets	9.7%	8.8%	11.0%	38.0%	19.1%

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

The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if net interest income in the above interest rate scenarios are within 10% of forecasted net interest income in the flat rate scenario over the next twelve months. The following table illustrates the impact on projected net interest income at December 31, 2007 and 2006 of a plus 200 and minus 100 basis point change in interest rates.

	Basis Point Change:
	Plus 200	Minus 100
December 31, 2007:
Twelve Months	0.8%	(2.8)%

December 31, 2006:
Twelve Months	(2.0)%	0.9%

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company’s assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company’s assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate plus 200 and minus 100 basis point change in rates. The Company’s revised ALCO guidelines indicate that the level of interest rate risk is unacceptable if the immediate plus 200 or minus 100 basis point change would result in the loss of 25% or more of the excess of market value over book value in the current rate scenario. At December 31, 2007, the market value of equity model indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of the Company’s assets and liabilities given an immediate plus 200 or minus 100 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company’s core deposits, or the core deposit premium. Utilizing an independent consultant, the Company has completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums. The studies have consistently confirmed management’s assertion that the Company’s core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and duration than the Company’s loans and investment securities. Thus, these core deposit balances provide a natural hedge to market value fluctuations in the Company’s fixed rate assets.  At December 31, 2007, the average life of the Company’s core deposit transaction accounts was 17.5 years.  The market value of equity model analyzes both sides of the balance sheet and, as indicated below, demonstrates the inherent value of the Company’s core deposits in a rising rate environment. As rates rise, the value of the Company’s core deposits increases which helps offset the decrease in value of the Company’s fixed rate assets. The following table summarizes the market value of equity at December 31, 2007 (in millions, except for per share amounts):

	Market Value of Equity	Per Share

Plus 200 basis point	$8,679.6	$43.90
Current Rate	$8,466.3	$42.82
Minus 100 basis point	$7,244.8	$36.64

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company’s liquidity needs are primarily met by growth in core deposits, its cash position, and cash flow from its amortizing investment and loan portfolios. If necessary, the Company has the ability to generate liquidity through collateralized borrowings, FHLB advances, or the sale of its available for sale investment portfolio. As of December 31, 2007 the Company had in excess of $18.2 billion in immediately available liquidity which includes securities that could be sold or used for collateralized borrowings, cash on hand, and borrowing capacities under existing lines of credit. During 2007, deposit growth, as well as sales and maturities of investment securities, were used to fund growth in the loan portfolio and purchase additional investment securities.

Other Borrowed Money

Other borrowed money, or short-term borrowings, which consist primarily of securities sold under agreement to repurchase, federal funds purchased, and lines of credit, were used in 2007 to meet short-term liquidity needs. For 2007, short-term borrowings averaged $388.7 million as compared to $1.2 billion in 2006. The average rate on the Company’s short-term borrowings was 5.16% and 4.90% during 2007 and 2006, respectively. At December 31, 2007, short-term borrowings included $101.0 million of securities sold under agreements to repurchase at an average rate of 3.46%, compared to $662.4 million at an average rate of 5.29% as of December 31, 2006.

Long-Term Debt

Effective September 14, 2005, the Company redeemed all $200.0 million of its 5.95% Convertible Trust Capital Securities issued through Commerce Capital Trust II, a Delaware business trust, on March 11, 2002.  Each outstanding security was converted into 1.8956 shares of the Company’s common stock, resulting in the issuance of approximately 7.6 million shares.

Stockholders’ Equity and Dividends

Stockholders’ equity, $2.8 billion at December 31, 2007, was unchanged from the prior year primarily due to an increase in the Company’s other comprehensive loss for the year ended December 31, 2007.  The increase in other comprehensive loss was offset by the Company’s net income and shares issued under the Company’s dividend reinvestment and employee compensation and benefit plans during 2007.  Stockholders’ equity as a percent of total assets was 5.7% at December 31, 2007 and 6.2% at December 31, 2006.

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

	December 31,		Minimum Regulatory Requirements
	2007	2006	2007	2006
Risk based capital ratios:
Tier 1	11.21%	11.73%	4.00%	4.00%
Total capital	12.04	12.44	8.00	8.00
Leverage ratio	6.01	6.18	4.00	4.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), which became law in December of 1991, requires each federal banking agency including the Board of Governors of the FRB, to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. This law also requires each federal banking agency, including the FRB, to specify, by regulation, the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.”

At December 31, 2007, the Company’s consolidated capital levels and each of the Company’s banking subsidiaries met the regulatory definition of a “well capitalized” financial institution, i.e., a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%.

The Company’s common stock is listed for trading on the New York Stock Exchange (NYSE) under the symbol CBH. The quarterly market price ranges and dividends declared per common share for each of the last two years are shown in the table below. As of February 29, 2007, there were approximately 52,000 holders of record of the Company’s common stock.

Common Share Data
	Market Prices		Dividends Declared
	High	Low	Per Share
2007 Quarter Ended
December 31	$40.75	$34.96	$0.1300
September 30	$39.51	$33.15	$0.1300
June 30	$36.99	$31.71	$0.1300
March 31	$35.52	$31.04	$0.1300

2006 Quarter Ended
December 31	$37.05	$34.51	$0.1300
September 30	$36.73	$31.64	$0.1200
June 30	$40.96	$34.25	$0.1200
March 31	$36.77	$32.06	$0.1200

The Company offers a Dividend Reinvestment and Stock Purchase Plan by which dividends on the Company’s common stock and optional monthly cash payments may be invested in the Company’s common stock at a 3% discount (subject to change) to the market price and without payment of brokerage commissions.

As contemplated by the Merger Agreement with TD, upon the completion of the merger, the Company’s Dividend Reinvestment and Stock Purchase Plan will be terminated.

Off-Balance Sheet Arrangements

In the normal course of business, the Company has various outstanding commitments to extend credit, such as letters of credit, which are not reflected in the accompanying financial statements. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies.  See Note 12 – Commitments, Letters of Credit and Guarantees of the Notes to Consolidated Financial Statements, which appears elsewhere herein.

Contractual Obligations and Commitments

As disclosed in the Notes to Consolidated Financial Statements, which appears elsewhere herein, the Company has certain obligations and commitments to make future payments under contracts.  At December 31, 2007, the aggregate contractual obligations and commitments are shown in the following table.

Contractual Obligations(1)	Payments Due By Period
	One Year or Less	One to Three Years	Three to Five Years	Beyond Five Years	Total
(dollars in millions)
Deposits without a stated maturity	$12,822.4			$27,699.3	$40,521.7
Time deposits	5,323.1	$170.7	$23.3		5,517.1
Other borrowed money	101.0				101.0
Operating leases	82.0	163.0	168.2	854.3	1,267.5
Total	$18,328.5	$333.7	$191.5	$28,553.6	$47,407.3

Commitments	Expiration by Period
	One Year or Less	One to Three Years	Three to Five Years	Beyond Five Years	Total
(dollars in millions)
Standby letters of credit	$702.8	$266.6	$193.9	$48.5	$1,211.8
Lines of credit	2,867.4	632.4	645.6	102.7	4,248.1
Commitments to extend credit:
Construction	419.0	232.2	1.9	22.4	675.5
Home equity	80.0	159.9	159.9	799.6	1,199.4
Other	366.0	632.2	27.4	48.2	1,073.8
Total	$4,435.2	$1,923.3	$1,028.7	$1,021.4	$8,408.6

(1) Unrecognized tax benefits of $17.2 million have been excluded from the table due to a degree of uncertainty regarding timing.  Refer to Note 11 – Income Taxes of the Notes to Consolidated Financial Statements, which appears elsewhere herein, for further discussion of the unrecognized tax benefits.

Related Parties

The Company engaged in certain activities during 2007 with entities that would be considered related parties. Management believes transactions with related parties were substantially equivalent to those that would have been made with unaffiliated companies for similar goods and services (further discussed in Note 14 – Related Party Transactions of the Notes to Consolidated Financial Statements, which appears elsewhere herein).

Recent Accounting Statements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (FAS 157).  FAS 157 provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value.  The Company will adopt FAS 157 on January 1, 2008 and does not believe such adoption will have a material impact on its results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159).  Under FAS 159, entities are provided with an option to report selected financial assets and liabilities at fair value, on an instrument-by-instrument basis.  The objective is to improve financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities under different methods.  FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement methods for similar types of assets and liabilities.  The Company will adopt FAS 159 on January 1, 2008 and does not believe such adoption will have a material impact on its results of operations.

Certification Requirements

Because the Company’s common stock is listed on the NYSE, the Company is required to comply with NYSE corporate governance listing standards.  During 2007, the Company submitted to the NYSE the certification by its Chief Executive Officer required under Section 303A of the NYSE corporate governance listing standards.  In addition, the certifications by the Chief Executive Officer and Chief Financial Officer that are required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively.  The certification by the Chief Executive Officer and Chief Financial Officer that is required under Section 906 of the Sarbanes-Oxley Act of 2002 is filed as Exhibit 32.

Results of Operations - 2006 versus 2005

Net income for 2006 was $299.3 million compared to $282.9 million in 2005. Diluted net income per common share was $1.55 compared to $1.61 per common share for the prior year. The Company continued to experience a difficult interest rate environment throughout 2006 which reduced the Company’s net interest margin and impeded its historical net interest income growth.

Net interest income on a tax-equivalent basis for 2006 amounted to $1.3 billion, an increase of $126.3 million, or 11% over 2005.

Interest income on a tax-equivalent basis increased $619.3 million or 37% to $2.3 billion in 2006. This increase was primarily related to volume increases in the loan and investment portfolios. Interest expense for 2006 increased $492.9 million to $1.0 billion from $511.7 million in 2005. This increase was primarily related to increases in the Company’s average deposit balances and the interest rates paid on deposits and other interest-bearing liabilities.

During 2006, the Company recorded provisions of $33.7 million to the allowance for credit losses compared to $19.2 million for 2005.  At December 31, 2006, the allowance aggregated $160.3 million or 1.03% of total loans.

For 2006, noninterest income totaled $591.2 million, an increase of $148.4 million or 34% from 2005. The growth in noninterest income was primarily reflected in increased deposit and service fees of $91.5 million, or 32%. Other operating income, which included CBIS and Commerce Capital Markets, increased by $40.1 million, or 23%.  CBIS recorded increased revenues of $7.3 million, or 10%, and Commerce Capital Markets recorded increased revenues of $4.2 million, or 16%. Other increased by $23.1 million, or 63%, primarily due to increased letter of credit fees and revenues generated by the Company’s trust, credit card and loan divisions.

Noninterest expenses totaled $1.4 billion for 2006, an increase of $209.4 million, or 18% over 2005. Contributing to this increase was the addition of 55 new stores during 2006. With the addition of these new stores, staff, facilities, marketing, and related expenses rose accordingly. Salaries and benefits had the largest increase of $88.2 million during 2006. Other noninterest expenses rose $43.8 million to $278.6 million in 2006. This increase included increased bank-card related service charges of $8.3 million and increased professional services/insurance expenses of $9.9 million.

The provision for federal and state income taxes for 2006 was $176.9 million compared to $147.9 million in 2005.  The effective tax rate was 37.1% and 34.3% in 2006 and 2005, respectively.  The increase in the 2006 provision for federal and state taxes, as well as the increase in the effective tax rate, was primarily due to an additional net tax liability recorded by the Company in the fourth quarter of 2006 related to settlements with various taxing authorities.

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

Management of Commerce Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a – 15(f). Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.  The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits.  Actions are taken to correct potential deficiencies as they are identified.

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

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2007, based on the Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), was effective and met the criteria of the Internal Control – Integrated Framework.

Ernst & Young LLP, independent registered accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, which is included elsewhere herein.

/s/ Dennis M. DiFlorio
Dennis M. DiFlorio
Chairman, Commerce Bank NA

/s/ Douglas J. Pauls
Douglas J. Pauls
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
March 13, 2008

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Effectiveness of Internal Control Over Financial Reporting

Audit Committee of the Board of Directors and the Stockholders of Commerce Bancorp, Inc.

We have audited Commerce Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Commerce Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Commerce Bancorp, Inc. Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Commerce Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Commerce Bancorp, Inc, as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 13, 2008

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statements

Audit Committee of the Board of Directors and the Stockholders of Commerce Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Commerce Bancorp, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Bancorp, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Commerce Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 13, 2008

 Consolidated Balance Sheets

		December 31
	(dollars in thousands)	2007	2006
Assets	Cash and due from banks	$1,331,139	$1,207,390
	Federal funds sold	925,500	9,300
	Cash and cash equivalents	2,256,639	1,216,690
	Loans held for sale	34,349	52,741
	Trading securities	225,786	106,007
	Securities available for sale	12,979,618	11,098,113
	Securities held to maturity	13,219,272	14,884,982
	(market value 2007 - $12,604,659; 2006 - $14,617,765)
	Loans	17,841,518	15,607,049
	Less allowance for loan and lease losses	203,193	152,053
		17,638,325	15,454,996
	Bank premises and equipment, net	2,077,748	1,753,670
	Goodwill and other intangible assets	136,713	141,631
	Other assets	687,056	562,986
	Total assets	$49,255,506	$45,271,816
Liabilities	Deposits:
	Demand:
	Noninterest-bearing	$9,657,798	$8,936,824
	Interest-bearing	20,877,932	16,853,457
	Savings	9,985,927	10,459,306
	Time	5,517,094	5,038,624
	Total deposits	46,038,751	41,288,211

	Other borrowed money	100,954	777,404
	Other liabilities	331,843	405,103
	Total liabilities	46,471,548	42,470,718
Stockholders' Equity	Common stock, 197,710,812 shares issued (189,738,423 shares in 2006)	197,711	189,738
	Capital in excess of par value	1,941,931	1,744,691
	Retained earnings	993,921	958,770
	Accumulated other comprehensive loss	(297,112)	(65,240)
		2,836,451	2,827,959
	Less treasury stock, at cost, 1,976,923 shares (1,231,081 shares in 2006)	52,493	26,861
	Total stockholders' equity	2,783,958	2,801,098
	Total liabilities and stockholders' equity	$49,255,506	$45,271,816
	See accompanying notes.

Consolidated Statements of Income

		Year Ended December 31,
	(dollars in thousands, except per share amounts)	2007	2006	2005
Interest	Interest and fees on loans	$1,135,317	$970,270	$680,552
Income	Interest on investment securities	1,491,552	1,301,928	981,420
	Other interest	16,075	6,926	3,272
	Total interest income	2,642,944	2,279,124	1,665,244

Interest	Interest on deposits:
Expense	Demand	690,059	495,147	252,674
	Savings	288,673	261,428	123,419
	Time	250,530	189,944	98,780
	Total interest on deposits	1,229,262	946,519	474,873
	Interest on other borrowed money	20,065	58,097	28,410
	Interest on long-term debt			8,379
	Total interest expense	1,249,327	1,004,616	511,662

	Net interest income	1,393,617	1,274,508	1,153,582
	Provision for credit losses	103,550	33,700	19,150
	Net interest income after provision for credit losses	1,290,067	1,240,808	1,134,432

Noninterest	Deposit charges and service fees	468,854	374,210	282,692
Income	Other operating income	242,276	214,246	174,132
	Net investment securities (losses) gains	(174,376)	2,697	(14,030)
	Total noninterest income	536,754	591,153	442,794

Noninterest	Salaries and benefits	716,689	614,627	526,428
Expense	Occupancy	251,352	196,498	165,077
	Furniture and equipment	183,808	161,075	126,986
	Office	67,890	62,234	55,833
	Marketing	48,165	42,737	37,261
	Other	343,335	278,590	234,795
	Total noninterest expense	1,611,239	1,355,761	1,146,380
	Income before income taxes	215,582	476,200	430,846
	Provision for federal and state income taxes	75,294	176,887	147,907
	Net income	$140,288	$299,313	$282,939

	Net income per common and common equivalent share:
	Basic	$0.73	$1.62	$1.70
	Diluted	$0.71	$1.55	$1.61
	Average common and common equivalent sharesoutstanding:
	Basic	192,204	184,919	165,974
	Diluted	198,506	193,674	179,135
	Dividends declared, common stock	$0.52	$0.49	$0.45
	See accompanying notes.

Consolidated Statements of Cash Flows

		Year Ended December 31,
	(dollars in thousands)	2007	2006	2005
Operating	Net income	$140,288	$299,313	$282,939
Activities	Adjustments to reconcile net income to net cash
	provided by operating activities:
	Provision for credit losses	103,550	33,700	19,150
	Provision for depreciation, amortization and accretion	188,542	156,560	163,502
	Stock-based compensation expense	17,045	7,376
	Loss (gain) on sales of securities	174,376	(2,697)	14,030
	Proceeds from sales of loans held for sale	748,148	745,391	1,001,884
	Originations of loans held for sale	(729,756)	(760,691)	(738,402)
	Net activity in trading securities	7,078,489	37,009	26,087
	Increase in other assets, net	(6,318)	(91,612)	(78,898)
	(Decrease) increase in other liabilities	(43,785)	88,134	32,666
	Deferred income tax benefit	(35,035)	(23,414)	(17,612)
	Net cash provided by operating activities	7,635,544	489,069	705,346

Investing	Proceeds from the sales of securities available for sale	457,890	421,455	3,722,875
Activities	Proceeds from the maturity of securities available for sale	2,760,468	2,883,670	2,732,109
	Proceeds from the maturity of securities held to maturity	3,471,436	2,227,077	2,627,750
	Purchase of securities available for sale	(12,829,043)	(4,897,038)	(8,046,583)
	Purchase of securities held to maturity	(1,813,333)	(4,118,321)	(5,191,021)
	Net increase in loans	(2,286,582)	(2,971,024)	(3,160,857)
	Capital expenditures	(486,155)	(512,312)	(424,476)
	Cash acquired in purchase acquisition			5,664
	Net cash used by investing activities	(10,725,319)	(6,966,493)	(7,734,539)

Financing	Net increase in demand and savings deposits	4,272,070	5,456,319	6,138,554
Activities	Net increase in time deposits	478,470	1,105,179	626,949
	Net (decrease) increase in other borrowed money	(676,450)	(329,039)	445,248
	Dividends paid	(99,601)	(88,192)	(72,363)
	Redemption of long term debt			(57,255)
	Proceeds from issuance of common stock under
	dividend reinvestment and other stock plans	155,235	253,050	194,022
	Other		33	(4)
	Net cash provided by financing activities	4,129,724	6,397,350	7,275,151

	Increase (decrease) in cash and cash equivalents	1,039,949	(80,074)	245,958
	Cash and cash equivalents at beginning of year	1,216,690	1,296,764	1,050,806
	Cash and cash equivalents at end of year	$2,256,639	$1,216,690	$1,296,764

	Supplemental disclosures of cash flow information:
	Cash paid during the year for:
	Interest	$1,249,533	$980,656	$506,574
	Income taxes	123,700	153,447	151,757
	Other noncash activities:
	Transfer of loans to held for sale		7,350	249,500
	Transfer of available for sale securities to trading	7,375,523
	Fair value of non-cash assets and liabilities acquired:
	Assets acquired	75	43,091	380,191
	Liabilities assumed	24	14,091	366,160
	See accompanying notes.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2007, 2006 and 2005
(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Compre-hensive Income (Loss)	Total
Balances at December 31, 2004	$160,636	$951,476	$543,978	$(11,338)	$20,953	$1,665,705
Net income			282,939			282,939
Other comprehensive loss, net of tax
Unrealized loss on securities (pre-tax $136,027)					(85,768)	(85,768)
Reclassification adjustment (pre-tax $8,686)					5,646	5,646
Other comprehensive loss						(80,122)
Total comprehensive income						202,817
Cash dividends declared			(76,203)			(76,203)
Shares issued under dividend reinvestment and compensation and benefit plans (7,933 shares)	7,933	185,144				193,077
Shares issued upon redemption of Convertible Trust Capital Securities (7,576 shares)	7,576	187,493				195,069
Acquisition of Palm Beach County Bank (3,325 shares)	3,325	109,309				112,634
Acquisition of insurance brokerage agency (29 shares)	29	797				826
Other		16,624	(4)	(1,372)		15,248
Balances at December 31, 2005	$179,499	$1,450,843	$750,710	$(12,710)	$(59,169)	$2,309,173
Net income			299,313			299,313
Other comprehensive loss, net of tax
Unrealized loss on securities (pre-tax $8,454)					(5,010)	(5,010)
Reclassification adjustment (pre-tax $1,632)					(1,061)	(1,061)
Other comprehensive loss						(6,071)
Total comprehensive income						293,242
Cash dividends declared			(91,252)			(91,252)
Shares issued under dividend reinvestment and compensation and benefit plans (9,379 shares)	9,379	257,799				267,178
Acquisition of eMoney Advisors (860 shares)	860	28,140				29,000
Other		7,909	(1)	(14,151)		(6,243)
Balances at December 31, 2006	$189,738	$1,744,691	$958,770	$(26,861)	$(65,240)	$2,801,098
Net income			140,288			140,288
Other comprehensive loss, net of tax
Unrealized loss on securities (pre-tax $459,358)					(300,383)	(300,383)
Reclassification adjustment (pre-tax $105,402)					68,511	68,511
Other comprehensive loss						(231,872)
Total comprehensive loss						(91,584)
Cash dividends declared			(100,550)			(100,550)
Shares issued under dividend reinvestment and compensation and benefit plans (7,747 shares)	7,747	173,107		(25,669)		155,185
Acquisition of insurance brokerage agency (226 shares)	226	7,074				7,300
Other		17,059	(4,587)	37		12,509
Balances at December 31, 2007	$197,711	$1,941,931	$993,921	$(52,493)	$(297,112)	$2,783,958
See accompanying notes.

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies	Basis of Presentation
The consolidated financial statements include the accounts of Commerce Bancorp, Inc. (the Company) and its consolidated subsidiaries.  All material intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with the current year presentation. The consolidated financial statements have been prepared based on the Company continuing as a going concern, without consideration for what the merger with The Toronto-Dominion Bank (refer to Note 2 – Agreement and Plan of Merger with The Toronto-Dominion Bank) could have on the estimates, assumptions or assertions made by the Company in the preparation of the consolidated financial statements.

The Company is a multi-bank holding company headquartered in Cherry Hill, New Jersey, operating primarily in the metropolitan New York, metropolitan Philadelphia, metropolitan Washington, D.C. and Southeastern Florida markets. Through its subsidiaries, the Company provides retail and commercial banking services, corporate trust services, certain insurance brokerage services, and certain securities services.

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

Those securities that could be sold in response to changes in interest rates, prepayment risk, the Company's income tax position, the need to increase regulatory capital, or other similar factors are classified as available for sale. Available for sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of stockholders' equity. Refer to Note 18 – Fair Value of Financial Instruments for a discussion of the Company’s assumptions and methods used to determine the fair value of its investment securities. The amortized cost of debt securities in this category is adjusted for accretion of discounts and amortization of premiums. Realized gains and losses are determined on the specific identification method and are included in noninterest income.

The Company reviews the fair value of the investment portfolio and evaluates individual securities for declines in fair value that may be other than temporary.  If declines are deemed other than temporary, an impairment loss is recognized and the security is written down to its current fair value.

The trading portfolio is primarily securities maintained by Commerce Capital Markets, Inc. (CCMI) for distribution to its customers in order to meet their needs.  Trading securities are carried at market. Gains and losses, both realized and unrealized, are included in other operating income.

Notes to Consolidated Financial Statements

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

Other Real Estate (ORE)

Real estate acquired in satisfaction of a loan is reported in other assets at the lower of cost or fair value less disposition costs. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to ORE and recorded at the lower of cost or fair value less disposition costs based on their appraised value at the date actually or constructively received. Losses arising from the acquisition of such property are charged against the allowance for loan and lease losses. Subsequent adjustments to the carrying values of ORE properties are charged to operating expense. Included in other noninterest expense is $3.2 million, $615,000, and $851,000 related to ORE expenses for 2007, 2006, and 2005, respectively.

Other Investments

The Company makes investments directly in low-income housing tax credit (LIHTC) operating partnerships, private venture capital funds and Small Business Investment Companies (SBIC). At December 31, 2007 and 2006, the Company’s investment in these entities totaled $66.9 million and $68.7 million, respectively. The majority of these investments are accounted for under the equity method of accounting.

Notes to Consolidated Financial Statements

Goodwill and Other Intangible Assets

Goodwill, the excess of cost over fair value of net assets acquired, amounted to $121.6 million and $125.8 million at December 31, 2007 and 2006, respectively.  Goodwill is not amortized into net income but rather is tested at least annually for impairment.  Other intangible assets, which include core deposit intangibles, totaled $15.1 million and $15.8 million at December 31, 2007 and 2006, respectively.  These amounts are amortized over their estimated useful lives, generally 7-10 years, and also continue to be subject to impairment testing.

Amortization expense of other intangible assets amounted to $2.7 million, $2.3 million, and $614,000 for 2007, 2006, and 2005, respectively.  The estimated amortization expense for the next five years is $1.8 million per year.

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

Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities.  Tax assessments may arise several years after tax returns have been filed.  In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The Company adopted FIN 48 effective January 1, 2007.  Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.  The Company provides for interest on tax positions that may be challenged by tax authorities.  Interest expense is recognized beginning in the first period that such interest would begin accruing.

Restriction on Cash and Due From Banks

The Company's banking subsidiaries are required to maintain reserve balances with the Federal Reserve Bank. The weighted average amount of the reserve balances for 2007 and 2006 were approximately $106.7 million and $109.8 million, respectively.

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

Recent Accounting Statements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FAS 157).  FAS 157 provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value.  The Company will adopt FAS 157 on January 1, 2008 and does not believe such adoption will have a material impact on its results of operations.

Notes to Consolidated Financial Statements

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159).  Under FAS 159, entities are provided with an option to report selected financial assets and liabilities at fair value, on an instrument-by-instrument basis.  The objective is to improve financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities under different methods.  FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement methods for similar types of assets and liabilities.  The Company will adopt FAS 159 on January 1, 2008 and does not believe such adoption will have a material impact on its results of operations.

2.	Agreement and Plan of Merger with The Toronto-Dominion Bank
On October 2, 2007, the Company and The Toronto-Dominion Bank (TD) entered into an Agreement and Plan of Merger (Merger Agreement) pursuant to which TD will acquire the Company and the Company will become a wholly-owned subsidiary of TD.  The Company’s shareholders approved the Merger Agreement at a Special Meeting of Shareholders on February 6, 2008.  The consideration for the transaction, a combination of stock and cash, was valued at $8.5 billion at the time of the announcement. Under the terms of the Merger Agreement, Company shareholders will receive 0.4142 TD common shares and $10.50 in cash for each common share of the Company outstanding immediately prior to the completion of the merger.  On March 13, 2008, it was announced that all regulatory approvals necessary to complete the merger were received.  The merger is expected to close in late March/early April 2008. The transaction is taxable for Company shareholders for US federal income tax purposes, including the TD common shares they receive.

As contemplated by the Merger Agreement, the Company completed the sale of its insurance brokerage business, Commerce Banc Insurance Services, Inc. (CBIS) on December 31, 2007.  The sale included the commercial property and casualty, employee benefits, and various specialty insurance lines of CBIS and was approved by TD, as provided in the Merger Agreement.  As part of the sale, the Company will retain ownership of the retail personal-lines insurance business.  The Company recorded a pre-tax gain of approximately $22.0 million related to the sale.

3.	Mergers and Acquisitions
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

Notes to Consolidated Financial Statements

4.	Investment Securities	A summary of the amortized cost and market value of securities available for sale and securities held to maturity (in thousands) at December 31, 2007 and 2006 follows:

	December 31,
	2007				2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Government agency	$132,883			$132,883	$713,544	$1	$(5,932)	$707,613
U.S. Government-Sponsored agencies	1,007,857	$7,299	$(5,681)	1,009,475	3,021,159	2,334	(43,391)	2,980,102
Mortgage-backed obligations	5,588,979		(456,933)	5,132,046	7,363,428	13,712	(80,608)	7,296,532
Asset-Backed Securities	6,600,997	6,041	(17,952)	6,589,086
Obligations of state and political subdivisions	53,948	9	(681)	53,276	54,517	229	(1)	54,745
Equity securities	9,783	10,426		20,209	9,679	9,392		19,071
Other	43,563		(920)	42,643	40,221		(171)	40,050
Securities available for sale	$13,438,010	$23,775	$(482,167)	$12,979,618	$11,202,548	$25,668	$(130,103)	$11,098,113

U.S. Government agency	$620,753	$ 488	$(1,046)	$620,195	$1,531,668		$(26,782)	$1,504,886
U.S. Government-Sponsored agencies	6,686,170	5,943	(185,655)	6,506,458	7,025,439	$8,618	(156,792)	6,877,265
Mortgage-backed obligations	5,333,834	-	(436,352)	4,897,482	5,648,427	6,225	(99,945)	5,554,707
Obligations of state and political subdivisions	433,395	2,122	(113)	435,404	554,189	1,881	(422)	555,648
Other	145,120			145,120	125,259			125,259
Securities held to maturity	$13,219,272	$ 8,553	$(623,166)	$12,604,659	$14,884,982	$16,724	$(283,941)	$14,617,765

The Company’s investment portfolio consists primarily of U.S. Government agency and mortgage-backed obligations as well as asset-backed securities. These securities have little, if any, credit risk since they are either backed by the full faith and credit of the U.S. Government, are issued by Government Sponsored Enterprises, or are AAA rated.

The amortized cost and estimated market value of investment securities (in thousands) at December 31, 2007, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because obligors have the right to repay obligations without prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$148,081	$148,086	$457,689	$457,886
Due after one year through five years	1,100	1,095	570,449	569,761
Due after five years through ten years			118,305	119,913
Due after ten years	81,213	79,621	52,826	53,160
Mortgage-backed securities	6,596,836	6,141,521	12,020,003	11,403,939
Asset-backed securities	6,600,997	6,589,086
Equity securities	9,783	20,209
	$13,438,010	$12,979,618	$13,219,272	$12,604,659

During the third quarter of 2007, the Company transferred approximately $7.4 billion of primarily fixed-rate investment securities from its available for sale portfolio to a trading portfolio as part of an investment portfolio restructure.  To reduce its exposure to changes in interest rates, the Company sold the securities in the trading portfolio during the fourth quarter of 2007 and reinvested those proceeds in short-term, floating rate, AAA-rated asset-backed securities.  As a result of the restructure, the Company recorded $174.4 million in net securities losses during 2007.

Notes to Consolidated Financial Statements

Proceeds from sales of securities available for sale during 2007, 2006 and 2005 were $455.0 million, $418.7 million and $3.7 billion, respectively. Gross gains of $2.9 million, $2.7 million and $12.5 million were realized on the sales in 2007, 2006, and 2005, respectively, and gross losses of $0, $0 and $26.6 million were realized in 2007, 2006 and 2005, respectively.

During the fourth quarter of 2005, the Company, as a protective measure against further net interest margin compression due to the yield curve at that time, repositioned a portion of its investment portfolio by selling fixed-rate securities and purchasing approximately $1.5 billion of floating-rate securities.  In order to complete the repositioning, the Company incurred an after-tax charge of approximately $17.0 million during the fourth quarter of 2005.

At December 31, 2007 and 2006, investment securities with a carrying value of $8.8 billion and $9.2 billion, respectively, were pledged to secure deposits of public funds.

The unrealized losses and related fair value of investments with unrealized losses less than 12 months and those with unrealized losses 12 months or longer (in thousands) as of December 31, 2007 are shown below.

	Less than 12 months		12 months or more		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Government agency	$4,933	$ -	$ -	$ -	$4,933	$ -
U.S. Government-Sponsored agencies	-	-	443,781	5,514	443,781	5,514
Mortgage-backed obligations	2,846,645	287,153	2,359,640	169,947	5,206,285	457,100
Asset-backed securities	4,162,732	17,952			4,162,732	17,952
Obligations of state and political subdivisions/other	52,352	681	28,355	920	80,707	1,601
Securities available for sale	$7,066,662	$305,786	$2,831,776	$176,381	$ 9,898,438	$482,167

Held to maturity:
U.S. Government agency	$ -	$ -	$ -	$ -	$ -	$ -
U.S. Government-Sponsored agencies	-	-	4,946,117	122,426	4,946,117	122,426
Mortgage-backed obligations	2,505,969	208,123	3,761,238	292,504	6,267,207	500,627
Obligations of state and political subdivisions/other	8,623	53	8,894	60	17,517	113
Securities held to maturity	$2,514,592	$208,176	$8,716,249	$414,990	$11,230,841	$623,166

As described in Note 1 – Significant Accounting Policies, the Company reviews the investment securities portfolio to determine if other-than-temporary impairment has occurred. Management does not believe any individual unrealized loss as of December 31, 2007 represents an other-than-temporary impairment.  The unrealized losses on these securities are caused primarily by the changes in liquidity levels in the market in addition to changes in general market interest rates and not by material changes in the credit characteristics of the investment securities portfolio.  Additionally, at December 31, 2007, management had the positive intent and ability to hold these securities to recovery or maturity. The average life and duration of securities with unrealized losses at December 31, 2007 was 5.09 years and 3.16 years, respectively.

During 2007, $84.1 million of securities were sold which had unrealized losses at December 31, 2006. Gross gains and losses on these securities were $476 thousand and $0, respectively.

Notes to Consolidated Financial Statements

5.	Loans	The following is a summary of loans outstanding (in thousands) at December 31, 2007 and 2006:

	December 31,
	2007	2006
Commercial:
Term	$3,045,907	$2,392,889
Line of credit	2,070,636	1,843,545
	5,116,543	4,236,434

Owner-occupied	3,245,123	2,845,791

Consumer:
Mortgages (1-4 family residential)	2,314,532	2,235,247
Installment	285,543	287,151
Home equity	3,585,904	2,958,893
Credit lines	194,030	137,429
	6,380,009	5,618,720

Commercial real estate:
Investor developer	2,502,872	2,625,628
Construction	596,971	280,476
	3,099,843	2,906,104
	$17,841,518	$15,607,049

6.	Allowance for Credit Losses	The following is an analysis of changes in the allowance for credit losses (in thousands) for 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005

Balance, January 1	$160,269	$141,464	$135,620
Provision charged to operating expense	103,550	33,700	19,150
Recoveries of loans previously charged off	6,093	7,976	5,192
Loan charge-offs	(56,631)	(22,871)	(20,992)
Allowance for credit losses acquired bank			2,494
Balance, December 31	$213,281	$160,269	$141,464
Amount reclassified as allowance for unfunded
credit commitments	10,088	8,216	7,800
Allowance for loan and lease losses	$203,193	$152,053	$133,664

7.	Non- Performing Loans and Other Real Estate / Fore-closed Assets
Total non-performing loans (non-accrual and restructured loans) were $104.5 million and $50.6 million at December 31, 2007 and 2006, respectively.   Contributing to the overall increase in non-performing loans were increases in non-accrual loans of $11.7 million, $27.3 million and $13.0 million in the Company’s consumer, real estate construction and real estate mortgage loan portfolios, respectively.  The increase in non-performing loans was primarily attributable to loans secured by real estate, which were impacted by the current economic conditions surrounding the real estate market. Non-performing loans of $8.3 million and $4.4 million were transferred to other real estate/foreclosed assets during 2007 and 2006, respectively.  Other real estate/foreclosed assets ($4.3 million and $2.6 million at December 31, 2007 and 2006, respectively) are included in other assets.  Non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at December 31, 2007 were $108.7 million or .22% of total assets, as compared to $53.2 million or .12% of total assets at December 31, 2006.

Notes to Consolidated Financial Statements

At December 31, 2007 and 2006, the recorded investment in loans considered to be impaired under FASB Statement No. 114 "Accounting by Creditors for Impairment of a Loan" totaled $77.0 million and $34.7 million, respectively, all of which are included in non-performing loans. The reserve for loan and lease losses related to impaired loans totaled approximately $18.9 million and $4.5 million at December 31, 2007 and 2006, respectively. As permitted, all homogenous smaller balance consumer, commercial and residential mortgage loans are excluded from individual review for impairment. The majority of impaired loans were measured using the fair market value of collateral.

Impaired loans averaged approximately $52.3 million and $30.2 million during 2007 and 2006, respectively. Interest income of approximately $6.6 million, $2.8 million, and $2.8 million would have been recorded on non-performing loans (including impaired loans) in accordance with their original terms in 2007, 2006, and 2005, respectively. Actual interest income recorded on these loans amounted to $4.0 million, $1.5 million, and $809 thousand during 2007, 2006, and 2005, respectively.

8.	Bank Premises, Equipment, and Leases	A summary of bank premises and equipment (in thousands) is as follows:

	December 31,
	2007	2006
Land	$425,224	$370,974
Buildings	946,170	750,551
Leasehold improvements	294,153	260,116
Furniture, fixtures and equipment	807,608	691,551
Leased property under capital leases	2,522	124
	2,475,677	2,073,316
Accumulated depreciation and amortization	(718,469)	(571,062)
	1,757,208	1,502,254
Premises and equipment in progress	320,540	251,416
	$2,077,748	$1,753,670

Total rent expense charged to operations under operating leases was approximately $97.9 million in 2007, $73.1 million in 2006, and $60.0 million in 2005. Total depreciation expense charged to operations was $162.1 million, $137.4 million and $112.5 million in 2007, 2006 and 2005, respectively.

The future minimum rental commitments, by year, under the non-cancelable leases, including escalation clauses, are as follows (in thousands) at December 31, 2007:

Operating
2008	$81,990
2009	81,221
2010	81,796
2011	83,735
2012	84,478
Later years	854,269
Net minimum lease payments	$1,267,490

9.	Deposits	The aggregate amount of time certificates of deposits in denominations of $100,000 or more was $2.8 billion and $2.6 billion at December 31, 2007 and 2006, respectively.

Notes to Consolidated Financial Statements

10.	Other Borrowed Money
Other borrowed money consists primarily of securities sold under agreements to repurchase, federal funds purchased, and lines of credit. The following table represents information for other borrowed money (in thousands) at December 31, 2007 and 2006:

	December 31,
	2007		2006
	Amount	Average Rate	Amount	Average Rate
Securities sold under agreements to repurchase	$100,954	3.46%	$662,404	5.29%
Federal funds purchased	-	-	115,000	5.28%
Total	$100,954	3.46%	$777,404	5.29%

Average amount outstanding	$388,654	5.16%	$1,186,068	4.90%
Maximum month-end balance	545,310		2,568,445

As of December 31, 2007, the Company had a line of credit of $2.0 billion from the Federal Home Loan Bank of Pittsburgh and a line of credit of $130.9 million from the Federal Home Loan Bank of New York, both of which were available.

11.	Income Taxes	The provision for income taxes consists of the following (in thousands):

	December 31,
	2007	2006	2005
Current:
Federal	$96,804	$167,106	$156,805
State	13,525	33,195	8,714
Deferred:
Federal	(35,035)	(23,414)	(17,612)
	$75,294	$176,887	$147,907

The above provision includes an income tax benefit of $61.0 million related to net investment security losses recorded in 2007, primarily due to the investment portfolio restructure, an income tax expense of $900,000 related to net investment security gains recorded in 2006 and an income tax benefit of $4.9 million related to net investment security losses recorded in 2005.

The provision for income taxes differs from the expected statutory provision as follows:

	December 31,
	2007	2006	2005
Expected provision at statutory rate:	35.0%	35.0%	35.0%
Difference resulting from:
Tax-exempt interest on loans	(3.2)	(1.2)	(1.3)
Tax-exempt interest on securities	(2.6)	(1.1)	(1.0)
State income taxes (net of federal benefit)	4.1	4.5	1.3
Other	1.6	(0.1)	0.3
	34.9%	37.1%	34.3%

As a result of an analysis of the tax structures of certain wholly-owned subsidiaries, the Company recorded an additional estimated state income tax liability of $24.4 million during the fourth quarter of 2006 related to settlements with various taxing authorities.  The impact on net income, net of federal tax benefits, was approximately $15.8 million and resulted in an increased effective tax rate for 2006.

The amounts payable for federal income taxes for 2007 and 2006 were reduced by approximately $45.8 million and $26.3 million, respectively, due to the exercise of stock options.

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Company's deferred tax liabilities and assets as of December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Loan loss reserves	$74,742	$56,094
Deferred rents	23,667	17,010
Net operating loss carryforwards	5,760	6,384
Fair value adjustment, available for sale securities	161,279	39,195
Federal benefit on state taxes	4,216	8,527
Other reserves	12,821	4,481
Total deferred tax assets	282,485	131,691
Deferred tax liabilities:
Depreciation	(43,509)	(47,388)
Intangibles	(3,671)	(2,711)
Other	(4,373)	(10,249)
Total deferred tax liabilities	(51,553)	(60,348)
Net deferred assets	$230,932	$71,343

No valuation allowance was recognized for the deferred tax assets at December 31, 2007 or 2006.

In July 2006, the FASB issued FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109).  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $7.1 million increase in its liability for unrecognized tax benefits, which was accounted for as a $4.6 million reduction, net of the federal tax benefit, to the January 1, 2007 balance of retained earnings and is reported as Other in the Consolidated Statement of Changes in Stockholders’ Equity.

A reconciliation for 2007 of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$ 13,100
Additions based on tax positions related to the current year	4,400
Additions for tax positions of prior years	700
Reductions for tax positions of prior years as a result of
filing certain amended returns	(1,600)
Balance at December 31, 2007	$ 16,600

As of December 31, 2007, the Company’s unrecognized tax benefits totaled $16.6 million, of which $10.8 million, if recognized, would result in a reduction of the Company’s effective tax rate.

The Company recognizes interest and penalties related to its tax contingencies as income tax expense.  The Company recorded $700 thousand for interest during 2007.  The Company had approximately $1.7 million accrued for interest at December 31, 2007.  The Company did not record any amounts for interest in 2006 and 2005.  No amounts were expensed or accrued for penalties.

Notes to Consolidated Financial Statements

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

12.	Commitments, Letters of Credit and Guarantees
In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit, which are not reflected in the accompanying consolidated financial statements. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies. Collateral is obtained based on management's credit assessment of the borrower. At December 31, 2007, the Company had outstanding standby letters of credit in the amount of $1.2 billion.  Fees associated with standby letters of credit have been deferred and recorded in other liabilities on the Consolidated Balance Sheets.  These fees are immaterial to the Company’s consolidated financial statements at December 31, 2007.

In addition, the Company is committed as of December 31, 2007 to advance $675.5 million on construction loans, $1.2 billion on home equity lines of credit and $4.2 billion on other lines of credit. All other commitments total approximately $1.1 billion.

The Company has commitments to fund LIHTC partnerships, private venture capital funds and SBICs that total approximately $16.3 million at December 31, 2007.

13.	Common Stock	At December 31, 2007, the Company's common stock had a par value of $1.00. The Company is authorized to issue 500,000,000 shares as of this date.

On December 19, 2007, the Board of Directors declared a cash dividend of $0.13 for each share of common stock outstanding, payable January 18, 2008 to stockholders of record on January 4, 2008.

On February 15, 2005, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend, distributed on March 7, 2005 to stockholders of record on February 25, 2005.

14.	Related Party Transactions

Loans to executive officers and directors of the Company and its subsidiaries, and companies with which they are associated, are made in the ordinary course of business and on substantially the same terms as comparable unrelated transactions. The following table summarizes the Company’s related party loans (in millions) at December 31, 2007 and 2006:

	December 31,
	2007	2006

Executive officers	$2.8	$2.8
Company directors	9.4	7.2
	$12.2	$10.0

In addition, the Company had loans to directors of its subsidiary banks totaling $5.1 million and $4.4 million at December 31, 2007 and 2006, respectively.

Notes to Consolidated Financial Statements

Regulatory Orders

On June 28, 2007, the Company entered into a Memorandum of Understanding (MOU) with the Federal Reserve Bank of Philadelphia (FRB) and Commerce NA entered into a Consent Order with the Office of the Comptroller of the Currency (OCC).  The MOU and Consent Order (together, the Regulatory Orders) relate to, among other things, corporate governance, related party transactions and policies and procedures for real estate related transactions.  As part of the Regulatory Orders, Commerce NA may engage in related party transactions only after receiving written notification that the OCC does not object to the transactions, contracts or agreements, or pursuant to a detailed policy for which Commerce NA has received written notification that the OCC does not object.  In addition, as part of the Regulatory Orders, Commerce NA was required to terminate existing related party transactions, except those to which the OCC did not object, by December 31, 2007.

Leases

The Company had twenty-two operating leases with related parties, primarily the former Chairman of the Company, and/or his immediate family members, for land and bank premises. Rents paid under leases with related parties are approved by the independent members of the Board of Directors and supported by independent appraisals. The aggregate annual rental under these leases was approximately $2.2 million, $2.1 million, and $2.1 million in 2007, 2006, and 2005, respectively. These leases expire periodically but are renewable through 2042.

Other Services

The Company utilized architectural design and facilities management services from a business owned by the spouse of the former Chairman of the Company. The Company spent $7.8 million, $9.2 million, and $7.5 million in 2007, 2006, and 2005, respectively, for such services and related costs.

The Company obtains legal services from certain related parties, including a firm with whom a current director is a partner and a firm with whom the brother of a current director is a partner.  Amounts paid to related parties for legal services were approximately $1.7 million, $1.6 million and $740,000 for 2007, 2006 and 2005, respectively.

The Company utilized the facilities of a golf club, whose principal equity holder is the former Chairman of the Company and other equity holders include current directors, for business development.  The Company paid approximately $420,000, $680,000 and $480,000 for the use of these facilities in 2007, 2006 and 2005, respectively.

Aside from the Company’s related party leases and other transactions, primarily loans and deposits made in the ordinary course of business, the Company terminated its relationships with the above-mentioned related parties during the third and fourth quarters of 2007, with certain transitional arrangements, to which the OCC did not object, extending into 2008.

Sale of CBIS

On December 31, 2007, the Company completed the sale of CBIS to a group led by George E. Norcross, III., a current director of the Company and former Chairman and Chief Executive Officer of CBIS.  The sale of CBIS was contemplated by the Merger Agreement and approved by TD.  The Company recorded a pre-tax gain of approximately $22.0 million related to the sale. As part of the CBIS sale, the Company entered into a non-competition agreement with Mr. Norcross, pursuant to which Mr. Norcross was paid $4.0 million on January 4, 2008. Also, on December 31, 2007, the Company and Mr. Norcross’ newly-formed insurance brokerage entered into a transition services agreement whereas the Company will make available certain infrastructure, administrative and support services over a transition period, the duration of which is expected to be less than twelve months.  The Company will be compensated for all services provided under the transition services agreement.

Notes to Consolidated Financial Statements
Other

Vernon W. Hill, II. was Chairman, President and Chief Executive Officer of the Company through July 31, 2007.  Per the terms of his Amended and Restated Employment Agreement, Mr. Hill was entitled to a lump sum severance payment of $11.0 million.  Payment of this amount is subject to regulatory approval and, as a result, no amounts have been recorded as such approval has not been granted.

15.	Earnings Per Share	The calculation of earnings per share follows (in thousands, except for per share amounts):

	Year Ended December 31,
	2007	2006	2005
Basic:
Net income applicable to common stock	$140,288	$299,313	$282,939
Average common shares outstanding	192,204	184,919	165,974
Net income per common share	$0.73	$1.62	$1.70

Diluted:
Net income applicable to common stock on a diluted basis	$140,288	$299,313	$282,939
Add: Interest expense on Convertible Trust Capital Securities			5,446
	$140,288	$299,313	$288,385

Average common shares outstanding	192,204	184,919	165,974
Additional shares considered in diluted
computation assuming:
Exercise of stock options	6,302	8,755	7,843
Conversion of trust capital securities			5,318
Average common and common equivalent shares outstanding	198,506	193,674	179,135
Net income per common and common equivalent share	$0.71	$1.55	$1.61

16.	Stock-Based Compensation
In 2004, the Board of Directors adopted and Company shareholders approved the 2004 Employee Stock Option Plan (the 2004 Plan) for the officers and employees of the Company and its subsidiaries.  The 2004 Plan authorizes the issuance of up to 30,000,000 shares of common stock (as adjusted for all stock splits and stock dividends) upon the exercise of options.  As of December 31, 2007, options to purchase 11,659,368 shares of common stock have been issued under the 2004 Plan.  In addition to the 2004 Plan, the Company has a plan for its non-employee directors. The option price for options issued under the Company’s plans must be at least equal to 100% of the fair market value of the Company's common stock as of the date the option is granted. All options granted will vest evenly over four years from the date of grant. The options expire not later than 10 years from the date of grant. In addition, there are options outstanding from prior stock option plans of the Company, which were granted under similar terms. No additional options may be issued under these prior plans.

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

Notes to Consolidated Financial Statements

As a result of adopting FAS 123R on January 1, 2006, the Company recorded compensation expense of approximately $17.0 million and $7.4 million during the years ended December 31, 2007 and 2006, respectively, which decreased net income per share by $.06 and $.03 for the same respective periods.  There was no material impact to cash flows resulting from the adoption of FAS 123R as compared to what would have been recorded under APB 25.  As of December 31, 2007, the total remaining unrecognized compensation cost related to stock options granted under the Company’s plans was $39.6 million, which is expected to be recognized over a weighted-average vesting period of 2.8 years.

The Company uses the Black-Scholes option pricing model to estimate an option’s fair value.  The fair value of options included in the compensation charge recorded in 2007 was estimated using the following assumptions: risk-free interest rates of 4.47% to 4.68%, dividend yields of 1.32% to 1.50%, expected volatility of 25.1% to 25.4%, and a weighted average expected life of 4.63 years.  The risk-free interest rate is based on the 5-year U.S. Treasury yield in effect at the time of grant.  The dividend yields reflect the Company’s actual dividend yield at the date of grant.  Expected volatility is based on the historical volatility of the Company’s stock over the 5-year period prior to the grant date.  The weighted average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns.  All options vest evenly over four years from the date of grant and expire 10 years from the date of grant.  Compensation cost is recognized, net of estimated forfeitures, over the vesting period of the options on a straight-line basis.

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

Year Ended
December 31, 2005
Reported net income	$282,939
Less: Stock option compensation expense
determined under fair value method, net of tax	(55,541)

Pro forma net income, basic	227,398

Add: Interest expense on Convertible Trust
Capital Securities, net of tax	5,446

Pro forma net income, diluted	$232,844

Reported net income per share:
Basic	$1.70
Diluted	1.61

Pro forma net income per share:
Basic	$1.37
Diluted	1.30

Notes to Consolidated Financial Statements

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

Information concerning option activity for all option plans for the periods indicated is as follows:

	Shares Under Option	Weighted Average Exercise Price
Balance at January 1, 2005	26,524,136	$17.89
Options granted	3,807,829	31.17
Options exercised	2,869,666	14.25
Options canceled	568,223	27.77
Balance at December 31, 2005	26,894,076	19.88
Options granted	4,260,062	36.48
Options exercised	4,556,325	16.80
Options canceled	224,377	34.55
Balance at December 31, 2006	26,373,436	22.91
Options granted	3,757,125	33.18
Options exercised	7,711,243	17.75
Options canceled	956,967	35.00
Balance at December 31, 2007	21,462,351	26.03

The weighted-average fair value of options granted during the years ended December 31, 2007 and 2006 was $8.35 and $9.61, respectively.

Cash received from option exercises for the years ended December 31, 2007 and 2006 was approximately $83.0 million and $70.4 million, respectively.  The intrinsic value of stock options exercised during the years ended December 31, 2007 and 2006 was approximately $139.7 million and $85.9 million, respectively.

Additional information concerning options outstanding as of December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of 12/31/2007	Weighted Average Exercise Price
$5.52 to $10.00	1,290,322	1.6	$9.38	1,290,322	$9.38
$10.01 to $15.00	1,246,845	0.8	10.77	1,246,845	10.77
$15.01 to $20.00	1,840,118	2.9	15.45	1,840,118	15.45
$20.01 to $25.00	4,442,910	4.4	20.90	4,442,910	20.90
$25.01 to $40.12	12,642,156	7.4	32.57	7,274,714	31.11

The aggregate intrinsic value for stock options outstanding and exercisable at December 31, 2007 was $260.0 million and $240.7 million, respectively.

If the merger with TD is completed, all unvested stock options will vest and become immediately exercisable as of the merger date.

Notes to Consolidated Financial Statements

17.	Benefit Plans
Employee 401(k) Plan
The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan allows all eligible employees to defer a percentage of their income on a pretax basis through contributions to the plan. Under the provisions of the plan, the Company may match a percentage of the employees' contributions subject to a maximum limit. The charge to operations for Company matching contributions was $6.7 million, $6.4 million and $5.5 million for 2007, 2006 and 2005, respectively.  As part of the 401(k) plan, the Company maintains an Employee Stock Ownership Plan (ESOP) component for all eligible employees. As of December 31, 2007, the ESOP held 2,289,575 shares of the Company’s common stock, all of which were allocated to participant accounts. Employer contributions are determined at the discretion of the Board of Directors. No contribution expense was recorded for the ESOP in 2007, 2006 or 2005.

Supplemental Executive Retirement Plan

Effective January 1, 2004, the Company’s Board of Directors formalized a Supplemental Executive Retirement Plan (SERP), which was previously approved January 1, 1992, for certain designated executives in order to provide supplemental retirement income.  The SERP is a defined contribution plan, is unfunded, and contributions are made at the Company’s discretion.  For the years ended December 31, 2007, 2006 and 2005, the Company expensed $393,000, $374,000 and $355,000, respectively, for the SERP.  If the merger with TD is completed, the SERP will be terminated.

Post-employment or Post-retirement Benefits
The Company offers no post-employment or post-retirement benefits.

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

Notes to Consolidated Financial Statements

The following table represents the carrying amounts and fair values of the Company's financial instruments at December 31, 2007 and 2006:

	December 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$2,256,639	$2,256,639	$1,216,690	$1,216,690
Loans held for sale	34,349	34,349	52,741	52,741
Trading securities	225,786	225,786	106,007	106,007
Investment securities	26,198,890	25,584,277	25,983,095	25,715,877
Loans (net)	17,638,325	17,777,435	15,454,996	15,377,817

Financial liabilities:
Deposits	46,038,751	46,078,485	41,288,211	41,334,666
Other borrowed money	100,954	100,954	777,404	777,404
Off-balance sheet instruments:
Standby letters of credit	$1,574	$1,574	$2,952	$2,952
Commitments to extend credit		28		124

Refer to Note 22 – Derivative Financial Instruments for fair value information on derivative financial instruments.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents, loans held for sale and trading securities: The carrying amounts reported approximate those assets' fair value.

Investment securities: For the Company’s U.S. Government agency, U.S. Government-Sponsored agency, mortgage-backed obligations, asset-backed and municipal investment securities, an evaluated market pricing model was used to determine fair value.  The model used by the Company is an industry-standard model from a third-party pricing service that considers various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures.  The Company’s fair value methodology required a degree of subjectivity in relation to the assumptions used to run the model.

For the Company’s non-Agency mortgage-backed investment securities, fair value at December 31, 2007 was determined based upon external quotes obtained from reputable third-party broker/dealers.  When position-specific quotes were not utilized, fair value was based on quotes of comparable bonds.  Although the third-party brokers utilized by the Company in the valuation of its non-Agency mortgage-backed securities have the appropriate knowledge to estimate values, the Company’s methodology most likely required considerable judgment by the broker/dealers.

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

Notes to Consolidated Financial Statements

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

	Three Months Ended
	December 31	September 30	June 30	March 31
	(dollars in thousands)
2007
Interest income	$672,682	$681,343	$657,108	$631,811
Interest expense	301,968	334,221	314,283	298,855
Net interest income	370,714	347,122	342,825	332,956
Provision for credit losses	55,000	26,000	12,550	10,000
Net investment securities (losses) gains	(1,912)	(175,343)		2,879
Provision (benefit) for federal and state income taxes	23,275	(31,716)	42,049	41,686
Net income (loss)	33,360	(47,911)	76,903	77,936

Net income (loss) per common share:
Basic	$0.17	$(0.25)	$0.40	$0.41
Diluted	0.17	(0.24)	0.39	0.40

2006
Interest income	$609,093	$597,406	$562,162	$510,463
Interest expense	283,422	275,436	243,225	202,533
Net interest income	325,671	321,970	318,937	307,930
Provision for credit losses	10,200	9,499	7,500	6,501
Provision for federal and state income taxes	56,108	39,890	41,089	39,800
Net income	62,827	79,669	79,520	77,297

Net income per common share:
Basic	$0.33	$0.43	$0.43	$0.43
Diluted	0.32	0.41	0.41	0.41

Notes to Consolidated Financial Statements

20.	Condensed	Balance Sheets
	Financial
	Statements		December 31,
	of the	(dollars in thousands)	2007	2006
	Parent	Assets
	Company	Cash	$4,477	$5,488
	and Other	Securities available for sale	148,173	39,034
	Matters	Investment in subsidiaries	2,676,020	2,754,104
		Other assets	9,992	25,890
		Total assets	$2,838,662	$2,824,516
		Liabilities
		Other liabilities	$54,704	$23,418
		Total liabilities	54,704	23,418
		Stockholders' equity
		Common stock	197,711	189,738
		Capital in excess of par value	1,941,931	1,744,691
		Retained earnings	993,921	958,770
		Accumulated other comprehensive loss	(297,112)	(65,240)
			2,836,451	2,827,959
		Less treasury stock, at cost	52,493	26,861
		Total stockholders' equity	2,783,958	2,801,098
		Total liabilities and stockholders' equity	$2,838,662	$2,824,516

Statements of Income

	Year Ended December 31,
(dollars in thousands)	2007	2006	2005
Income:
Dividends from subsidiaries		$17,000	$25,000
Interest income	$381	289	438
Other	(15,132)	5,774	3,659
	(14,751)	23,063	29,097
Expenses:
Interest expense			8,639
Operating expenses	14,421	15,432	1,728
	14,421	15,432	10,367
Income before income taxes and equity in undistributed income of subsidiaries	(29,172)	7,631	18,730
Income tax benefit	(10,234)	(2,973)	(2,220)
	(18,938)	10,604	20,950
Equity in undistributed income of subsidiaries	159,226	288,709	261,989
Net income	$140,288	$299,313	$282,939

Statements of Cash Flows
	Year Ended December 31,
(dollars in thousands)	2007	2006	2005

Operating activities:
Net income	$140,288	$299,313	$282,939
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation, amortization and accretion	(59)	34	152
Stock-based compensation expense	17,045	7,376
Undistributed income of subsidiaries	(159,226)	(288,709)	(261,989)
Decrease (increase) in other assets	23,051	(4,618)	(4,601)
Increase (decrease) in other liabilities	29,975	(56,346)	35,453
Net cash provided (used) by operating activities	51,074	(42,950)	51,954
Investing activities:
Investments in subsidiaries		(161,193)	(155,000)
Proceeds from the maturity of securities available for sale	308,000	245,000	158,000
Purchase of securities available for sale	(415,719)	(204,790)	(177,451)
Net cash used by investing activities	(107,719)	(120,983)	(174,451)
Financing activities:
Proceeds from issuance of common stock
under dividend reinvestment and other stock plans	155,235	253,050	194,022
Dividends paid	(99,601)	(88,192)	(72,363)
Redemption of long-term debt			(155)
Other		33	(1)
Net cash provided by financing activities	55,634	164,891	121,503
(Decrease) increase in cash and cash equivalents	(1,011)	958	(994)
Cash and cash equivalents at beginning of year	5,488	4,530	5,524
Cash and cash equivalents at end of year	$4,477	$5,488	$4,530
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest			$9,201
Income taxes	$90,300	$145,183	144,479

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

The approval of the OCC is required for a national bank to pay dividends if the total of all dividends declared in any calendar year exceeds net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. New Jersey state banks are subject to similar dividend restrictions. Commerce NA and Commerce North can declare dividends in 2008 without additional approval of approximately $342.0 million and $107.0 million, respectively, plus an additional amount equal to each bank's net profit for 2008 up to the date of any such dividend declaration.

The Federal Reserve Act requires the extension of credit by any of the Company’s banking subsidiaries to certain affiliates, including Commerce Bancorp, Inc. (parent), be secured by readily marketable securities, that extension of credit to any one affiliate be limited to 10% of the capital and capital in excess of par or stated value, as defined, and that extensions of credit to all such affiliates be limited to 20% of capital and capital in excess of par or stated value. At December 31, 2007 and 2006, the Company complied with these guidelines.

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

As of December 31, 2007 and 2006, the Company and each of its subsidiary banks were categorized as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2007 that management believes have changed any subsidiary bank's capital category.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-based assets (as defined in the regulations) and of Tier I capital to average assets (as defined in the regulations), or leverage. Management believes, as of December 31, 2007, that the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

The following table presents the Company's and Commerce NA's risk-based and leverage capital ratios at December 31, 2007 and 2006.

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2007
Company
Risk based capital ratios:
Tier I	$2,944,357	11.21%	$1,050,208	4.00%	$1,575,313	6.00%
Total capital	3,162,329	12.04	2,100,417	8.00	2,625,521	10.00
Leverage ratio	2,944,357	6.01	1,959,074	4.00	2,448,843	5.00

Commerce NA
Risk based capital ratios:
Tier 1	$2,489,156	10.26%	$970,194	4.00%	$1,455,291	6.00%
Total capital	2,686,446	11.08	1,940,388	8.00	2,425,485	10.00
Leverage ratio	2,489,156	5.56	1,789,426	4.00	2,236,782	5.00

December 31, 2006
Company
Risk based capital ratios:
Tier I	$2,724,708	11.73%	$929,142	4.00%	$1,393,712	6.00%
Total capital	2,889,203	12.44	1,858,283	8.00	2,322,854	10.00
Leverage ratio	2,724,708	6.18	1,762,755	4.00	2,203,443	5.00

Commerce NA
Risk based capital ratios:
Tier 1	$2,403,663	11.30%	$850,791	4.00%	$1,276,187	6.00%
Total capital	2,546,651	11.97	1,701,583	8.00	2,126,979	10.00
Leverage ratio	2,403,663	6.00	1,602,556	4.00	2,003,196	5.00

Notes to Consolidated Financial Statements

21.	Segment Reporting
The Company operates one reportable segment of business, Community Banks, which includes Commerce NA and Commerce North. Through its Community Banks, the Company provides a broad range of retail and commercial banking services, and corporate trust services. Parent/Other includes the holding company, CBIS (whose noninterest revenues of $85.6 million, $83.5 million and $76.2 million in 2007, 2006, and 2005, respectively, were reported in other operating income), and CCMI (whose noninterest revenues of $30.3 million, $29.6 million, and $25.4 million in 2007, 2006, and 2005, respectively, were reported in other operating income).

As contemplated by the Merger Agreement with TD, the Company completed the sale of CBIS on December 31, 2007.  The sale included the commercial property and casualty, employee benefits, and various specialty insurance lines of CBIS and was approved by TD, as provided in the Merger Agreement.  As part of the sale, the Company will retain ownership of the retail personal-lines insurance business.  The Company recorded a pre-tax gain of approximately $22.0 million related to the sale.

Selected segment information for each of the three years ended December 31 is as follows (in thousands):

	2007			2006			2005
	Community Banks	Parent/ Other	Total	Community Banks	Parent/ Other	Total	Community Banks	Parent/ Other	Total
Net interest income (expense)	$1,389,346	$4,271	$1,393,617	$1,271,050	$3,458	$1,274,508	$1,157,208	$(3,626)	$1,153,582
Provision for credit losses	103,550		103,550	33,700		33,700	19,150		19,150
Net interest income (expense) after provision	1,285,796	4,271	1,290,067	1,237,350	3,458	1,240,808	1,138,058	(3,626)	1,134,432
Noninterest income	419,327	117,427	536,754	463,873	127,280	591,153	337,979	104,815	442,794
Noninterest expense	1,484,720	126,519	1,611,239	1,241,873	113,888	1,355,761	1,063,467	82,913	1,146,380
Income before income taxes	220,403	(4,821)	215,582	459,350	16,850	476,200	412,570	18,276	430,846
Income tax expense	76,546	(1,252)	75,294	170,122	6,765	176,887	141,610	6,297	147,907
Net income	$143,857	$(3,569)	$140,288	$289,228	$10,085	$299,313	$270,960	$11,979	$282,939
Average assets (in millions)	$44,409	$3,328	$47,737	$39,260	$2,902	$42,162	$31,534	$2,472	$34,006

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
As part of CCMI’s broker-dealer activities, CCMI maintains a trading securities portfolio for distribution to its customers in order to meet those customers’ needs. In order to reduce the exposure to market risk relating to the trading securities portfolio, CCMI buys and sells derivative financial instruments, primarily interest rate futures and option contracts.  Realized and unrealized gains and losses on derivative financial instruments are included in other operating income.  As of December 31, 2007 and 2006, the notional amount of interest rate futures and option contract positions was $2.0 million and $39.0 million, with an aggregate unrealized loss of $21 thousand and gain of $262 thousand, respectively.

As an accommodation to its loan customers, the Company enters into interest rate swap agreements.  The Company minimizes its market risk by concurrently entering into offsetting swap agreements with counterparties. The offsetting swap agreements generally have identical notional values and terms.  These swaps are carried at estimated fair value with changes in estimated fair value included in other operating income.  As of December 31, 2007 and 2006, the notional amount of interest rate swap positions was $2.2 billion and $1.3 billion, respectively, with aggregate fair values of $10.4 million and $5.7 million, respectively.

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

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2007.  The Company’s disclosure controls and procedures are designed to ensure, at a reasonable assurance level, that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on management’s evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level.

Management’s evaluation of internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a – 15(f). Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2007, based on the Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Report on Management’s Assessment of Internal Control Over Financial Reporting is provided on page 32 of this annual report and is incorporated herein by reference.   An attestation report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on the Company’s internal control over financial reporting is provided on page 33 of this annual report.

Changes in internal control over financial reporting.

The Company’s management, with the participation of its principal executive officer and principal financial officer, also conducted an evaluation of changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, the Company’s management determined that no changes were made to the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a – 15(f), during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance

The Executive Officers of the Company, as of February 29, 2008, are as follows:

Name	Age	Positions with the Company and Subsidiaries(1)

Dennis M. DiFlorio	54
Chairman of Commerce NA since June 2007; President of Commerce NA from February 2007 through June 2007; President, Retail/Support of Commerce NA from 2004 through February 2007; Executive Vice President of Commerce NA from January 1996 through 2004; Director of Commerce North since 1997.

Douglas J. Pauls	49	Executive Vice President of Bancorp and Commerce NA since March 2006; Chief Financial Officer of Bancorp and Commerce NA since March 2002.

Robert D. Falese, Jr.	61
President and Chief Executive Officer of Commerce NA since June 2007; President, Commercial and Investment Banking of Commerce NA from 2004 through June 2007; Executive Vice President and Senior Loan Officer of Commerce NA from 1992 through 2004.

Fred Graziano	49	President, Regional Banking of Commerce NA since February 2007; Market President for Northern New Jersey market of Commerce NA and Commerce North from 2002 through February 2007.

Peter M. Musumeci, Jr.	57	Executive Vice President and Senior Credit Officer of Commerce NA since 1986; Treasurer and Assistant Secretary of Bancorp since 1984.

(1) The Company’s subsidiary banks are Commerce Bank, NA, Philadelphia, Pennsylvania (Commerce NA) and Commerce Bank/North, Ramsey, New Jersey (Commerce North).

The Company has adopted a Code of Ethics for Senior Financial Officers that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and any other person performing similar functions and a Code of Business Conduct and Ethics that applies to all of its directors and employees, including, without limitation, its principal executive officer, principal financial officer, principal accounting officer and all of its employees performing financial or accounting functions.  The Company’s Code of Ethics for Senior Financial Officers and Code of Business Conduct and Ethics are posted on its website, www.commerceonline.com and are available in print to any shareholder who requests them by writing to:  Commerce Bancorp, Inc., Commerce Atrium, 1701 Route 70 East, Cherry Hill, NJ 08034, Attn:  C. Edward Jordan, Jr., Executive Vice President.  See Item 1. Business – Available Information.  The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K and the NYSE rules regarding an amendment to, or waiver from, a provision of its Code of Ethics for Senior Financial Officers or its Code of Business Conduct and Ethics by posting such information on its website at the location specified above.

The Directors of the Company, as of February 29, 2008, are as follows:

Name	Age	Positions with the Company and Subsidiaries
Jack R Bershad	77	Director of Bancorp and Commerce NA

Joseph E. Buckelew	79	Director of Bancorp and Commerce NA

Donald T. DiFrancesco	63	Director of Bancorp and Commerce NA

Nicholas A. Giordano	65	Director of Bancorp and Commerce NA

Morton N. Kerr	77	Director of Bancorp and Commerce NA

Steven M. Lewis	58	Director of Bancorp and Commerce NA

John K. Lloyd	62	Director of Bancorp and Commerce NA

George E. Norcross, III	52	Director of Bancorp and Commerce NA

Daniel J. Ragone	80	Director of Bancorp and Commerce NA

William A. Schwartz, Jr.	67	Director of Bancorp and Commerce NA

Joseph T. Tarquini, Jr.	72	Director of Bancorp and Commerce NA

Joseph S. Vassalluzzo	60	Director of Bancorp and Commerce NA

Mr. Bershad, a director of Bancorp and Commerce NA since 1987, is a retired partner of the law firm of Blank Rome LLP and was a partner in such firm from 1964 to 2002.

Mr. Buckelew, Chairman of Bancorp since August 2007, has been a director of Bancorp since November 1996 and Commerce NA since June 1997.  Mr. Buckelew was Vice Chairman of Commerce Banc Insurance Services, Inc. from November 2000 through December 2007. Mr. Buckelew was Chairman of Commerce Banc Insurance Services, Inc. from November 1996 through November 2000.

Mr. DiFrancesco, a director of Bancorp and Commerce NA since March 2002, was the Governor of New Jersey from January 31, 2001 through January 8, 2002, served as the President of the New Jersey Senate from 1992 through January 31, 2001 and has been a partner in the law firm of DiFrancesco, Bateman, Coley, Yospin, Kunzman, Davis & Lehrer, P.C., Warren, New Jersey, from 1992 through January 31, 2001 and from January 8, 2002 to present.

Mr. Giordano, a director of Bancorp and Commerce NA since May 2007, has been a business consultant and investor since 1997.  Mr. Giordano was Interim President of LaSalle University from July 1998 to June 1999.  From 1981 to 1997, Mr. Giordano was President and Chief Executive Officer of the Philadelphia Stock Exchange.  Mr. Giordano serves as a trustee of W.T. Trust and Kalmar Pooled Investment Trust, mutual funds, and as a director of Independence Blue Cross of Philadelphia, a health insurance company, The RBB Fund, Inc., a mutual funds company and Intricon Corporation, a manufacturing company.

Mr. Kerr, a director of Commerce NA since 1973 and Bancorp since 1982, was Chairman of Markeim-Chalmers, Inc., Realtors, Cherry Hill, New Jersey, a real estate company, from 1965 through January 2007 and Markeim-Chalmers, Inc., Appraisal Firm, Cherry Hill, New Jersey, from 1965 through August 1, 2002.

Mr. Lewis, a director of Bancorp and Commerce NA since 1988, has been President of U.S. Restaurants, Inc., Blue Bell, Pennsylvania, since 1985 and President of S. J. Dining, Inc., Blue Bell, Pennsylvania, since 1986.

Mr. Lloyd, a director of Bancorp and Commerce NA since October 2004, has been President and CEO of Meridian Health, a leading integrated health system, since 1997.  Mr. Lloyd was the President and CEO of Jersey Shore Medical Center from 1992 to 1997.

Mr. Norcross, a director of Bancorp and Commerce NA since March 2002, has been Chairman and Chief Executive Officer of Commerce Banc Insurance Services, Inc. (CBIS) since November 2000. Mr. Norcross was the President and Chief Executive Officer of CBIS from November 1996 through November 2000.  On December 31, 2007, the Company completed the sale of CBIS to a group led by Mr. Norcross.  The sale of CBIS was contemplated by the Merger Agreement with TD and subject to TD’s consent.  Mr. Norcross continued his position as Chairman and Chief Executive Officer with the newly-formed insurance brokerage after the sale.

Mr. Ragone, a director of Commerce NA since 1981 and Bancorp since 1982, was the former Chairman and/or President of Ragone, Raible, Lacatena & Beppel, C.P.A., Haddonfield, New Jersey, and its predecessor firms from 1960 to 1996.

Mr. Schwartz, a director of Bancorp and Commerce NA since June 1997, has been Chairman, President and Chief Executive Officer of U.S. Vision, Inc., Glendora, New Jersey, an optical retailer, and its predecessor firms, since 1967. Mr. Schwartz is also a director of Mothers Work, Inc.

Mr. Tarquini, a director of Commerce NA since 1973 and Bancorp since 1982, was the Chairman and/or President of The Tarquini Organization, A.I.A., Camden, New Jersey, from 1980 to 2000.

Mr. Vassalluzzo, a director of Bancorp and Commerce NA since May 2005, was the Vice-Chairman of Staples, Inc., Framingham, Massachusetts, an office products retailer, from 2000 to 2005.  Mr. Vassalluzzo is Chairman of Federal Realty Investment Trust, a publicly held real estate investment trust. Mr. Vassalluzzo is also a director of iParty Corporation and Life Time Fitness, Inc.

Audit and Risk Management Committee

The principal duties of the Audit and Risk Management Committee are to monitor the integrity of the financial statements of the Company, the compliance by the Company with legal and regulatory requirements, the independence and performance of the Company’s independent registered public accounting firm and the performance of the Company’s internal audit function. This committee engages the Company’s independent registered public accounting firm and pre-approves the professional services provided by the independent registered public accounting firm. The Audit and Risk Management Committee is governed by a written charter approved by the Board, a copy of which can be found on the Company’s website, www.commerceonline.com, under the "Investor Relations" section in "Corporate Governance." The report of the Audit and Risk Management Committee is set forth on page 65 of this Annual Report on Form 10-K. During 2007, there were 26 meetings of the Audit and Risk Management Committee. Daniel J. Ragone, Chairman, William A. Schwartz, Vice-Chairman, Nicholas A. Giordano, and Joseph T. Tarquini, Jr. are the current members of the Audit and Risk Management Committee. Each member of the Audit and Risk Management Committee is independent under applicable NYSE listing standards and SEC regulations. In addition, the Board has determined that both Daniel J. Ragone and Nicholas A. Giordano qualify as "audit committee financial experts" as defined by the SEC and, are independent within the meaning of applicable NYSE listing standards and SEC regulations.   All members of the Audit and Risk Management committee are financially literate, as defined by NYSE listing standards.

REPORT OF THE AUDIT AND RISK MANAGEMENT COMMITTEE

On March 12, 2008, the Audit and Risk Management Committee met with management to review and discuss the Company’s 2007 audited financial statements. On March 12, 2008, the Audit and Risk Management Committee also conducted discussions with the Company's independent registered public accounting firm, Ernst & Young LLP, regarding the matters required by the Statement on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board. The Audit and Risk Management Committee has received the written disclosures and the letter from Ernst & Young LLP required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees," as adopted by the Public Company Accounting Oversight Board, and the Audit and Risk Management Committee has discussed with Ernst & Young LLP its independence. Based upon the review and discussions referred to above, the Audit and Risk Management Committee recommended to the Board that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

This Audit and Risk Management Committee Report shall not be deemed incorporated by reference in any document previously or subsequently filed with the SEC that incorporates by reference all or any portion of this Annual Report on Form 10-K, except to the extent that the Company specifically requests that the Report be specifically incorporated by reference. The Audit and Risk Management Committee's considerations and discussions referred to above do not assure that the audit of the Company’s financial statements for the year ended December 31, 2007 has been carried out in accordance with generally accepted auditing standards, that the financial statements are presented in accordance with generally accepted accounting principles or that the Company’s independent registered public accounting firm is in fact "independent."

AUDIT AND RISK MANAGEMENT COMMITTEE

Daniel J. Ragone, Chairman
William A. Schwartz, Jr., Vice-Chairman
Nicholas A. Giordano
Joseph T. Tarquini, Jr.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC reports about their beneficial ownership of Common Stock and other equity securities of the Company. All such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on review of the copies of reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2007, the Company believes all directors, executive officers and greater than 10% beneficial owners complied with the reporting requirements of Section 16(a), with the exception of:  (a) William A. Schwartz, Jr. filed a Form 4 in connection with an exercise of stock options which was not timely; (b) Steven M. Lewis filed a Form 4 in connection with a purchase of Common Stock which was not timely; (c) John K. Lloyd filed a Form 4 in connection with a purchase of Common Stock which was not timely; and (d) Nicholas A. Giordano filed a Form 4 in connection with the grant of stock options which was not timely.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Compensation Committee Overview

The Compensation Committee of the Board is composed of three members, each of whom: (a) satisfies the independence requirements of the NYSE and other applicable regulatory requirements, (b) is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act, and (c) is an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code.

The Board, on the recommendation of the Nominating and Governance Committee, elects the members of the Compensation Committee; members serve in accordance with the Company’s Bylaws and the Compensation Committees Charter and until their respective successors are duly elected and qualified.  Compensation Committee members may be removed and replaced by the Board at any time and the Board may fill any vacancies.

Compensation Committee Purpose

The Compensation Committee’s purpose is to assist the Board in carrying out the Board’s responsibilities relating to the compensation of the Company’s “executive officers” and directors.  The term “executive officers,” as used herein, refers to all persons designated as “officers” for purposes of Section 16 of the Exchange Act and the rules and regulations thereunder or as “executive officers” under the Exchange Act and the rules and regulations thereunder.  Subject to the ratification of the Board, the Compensation Committee has overall responsibility for oversight, evaluation, assessment and approval of (i) executive officer compensation plans and programs, (ii) all compensation programs involving the issuance of stock options and (iii) director compensation plans and programs.

Authority, Duties and Responsibilities of the Compensation Committee

The authority, duties and responsibilities of the Compensation Committee include, but are not limited to:

•
develop policies, processes and procedures for considering and determining the compensation and benefits of the Company’s executive officers and annually review and reassess the adequacy of such policies, processes and procedures;

•
subject to the ratification of the Board, annually evaluate the performance of the Company’s Chief Executive Officer or person performing similar functions (CEO) and determine and approve his compensation based on this evaluation;

•	subject to the ratification of the Board, review and approve non-CEO executive officer compensation;

•	review and make recommendations concerning employment agreements and any amendments or renewals thereof;

•
subject to the ratification of the Board, administer equity-based and other employee benefit plans, which are required to be administered by the Board or a committee of the Board, and appoint and remove plan administrators for the Company’s other employee benefit plans;

•	annually review the compensation paid to non-employee directors and make recommendations to the Board for any adjustments; and

•	review periodic reports from management on matters relating to the Company’s compensation practices.

The Compensation Committee may delegate its authority and responsibilities to subcommittees of the Compensation Committee as the Compensation Committee may deem appropriate in its sole discretion.

The Compensation Committee is governed by a written charter approved by the Board, a copy of which can be found on the Company’s website, www.commerceonline.com, under the “Investor Relations” section in “Corporate Governance.”

Compensation Objectives

The intent of the Company’s compensation program is to attract, retain, reward and motivate executive officers to achieve the Company’s business objectives and to align the interests of the executive officers with the long-term interests of the Company’s shareholders. In deciding on the type and amount of compensation for each executive officer, the Compensation Committee reviews both current compensation and the opportunity for future compensation, combining the compensation components for each executive officer in an effort to maximize each executive’s contribution to the Company.

Compensation Components

Compensation for executive officers consists of the following primary components:

•	salary;

•	bonus;

•	stock option awards;

•	severance and change in control benefits; and

•	other benefits.

The Company’s strategy includes compensating its executive officers through evaluation of individual and company performance.  To that end, executive compensation is structured to create a balance between compensation and the individual’s performance as well as the long-term interests of the Company’s shareholders.  Key components of compensation that depend upon the executive’s and the Company’s performance include:

•	a salary that competitively compensates the executive based on position and experience;

•	a discretionary cash bonus that is based on an assessment of the executive’s performance within the context of the Company’s overall performance; and

•	stock option awards, the value of which is dependent upon increases in the Company’s stock price after the date that the option is granted.

Salary and bonus are designed to attract and retain executive talent and are aligned with the executive’s responsibilities, experience and performance.  Stock option grants focus on successful long-term performance and shareholder returns.

Determining Compensation

The Compensation Committee primarily relies on its judgment in making compensation decisions, after reviewing each executive’s as well as the Company’s performance.  Factors included in compensation decisions for executive officers include, but are not limited to:

•	financial measurements such as asset, deposit and loan growth, total revenues, net income, net income per share, asset quality and shareholder returns;

•	promoting the “Commerce” brand;

•	executing the “Commerce” model;

•	enforcing the “Commerce” culture; and

•	achieving operational and/or industry excellence by improving the customer experience.

The Compensation Committee generally does not follow compensation formulas or react to short-term changes in the Company’s performance in determining the amount and mix of compensation components.  The Compensation Committee does not attempt to maintain compensation within a certain percentile of the Company’s peer group.

Role of Management in Determining or Recommending Compensation

Subject to the ratification of the Board, the Compensation Committee typically reviews and determines executive compensation in February of each year.  The Company’s CEO makes recommendations concerning the amount of compensation to be awarded to executive officers, excluding himself, but does not participate in the Compensation Committee’s deliberations or decisions.  Recommendations for 2007 were made by members of the Office of the Chairman, which included Dennis M. DiFlorio, Robert D. Falese, Jr. and Douglas J. Pauls.  The Compensation Committee reviews and considers these recommendations and makes a final determination, subject to the ratification of the Board.

Role of Compensation Consultant in Determining Executive Compensation

In order to evaluate the Company’s executive compensation, the Compensation Committee previously retained the services of an external compensation consultant, Towers Perrin, to conduct an executive compensation review.  At the request and direction of the Compensation Committee, the review typically compared salary, bonus and stock option awards for the Company’s executive officers to several groups of companies based on industry, market capitalization and total shareholder return.

Towers Perrin was not retained to review executive compensation for 2007, due to the fact that executive compensation for 2007 was primarily pre-determined by employment contracts executed with executive officers in October 2007.  These contracts established base salary, and in some cases bonus and stock option awards similar to those awarded in the previous year.  As prior year compensation was supported by the 2006 external consultant review, the Compensation Committee chose to rely upon the results of the prior year review.  The Compensation Committee determined that, for 2007, the salary, bonus and stock option awards (considered to be total direct compensation) for each executive officer were reasonable.

Compensation Review

Salary

Salaries for the Company’s executive officers are intended to be competitive to attract and retain executive talent and are dependent upon the executive’s responsibilities, experience and performance. In determining salaries, the Compensation Committee considers the individual’s position, performance and experience as well as information provided by the Company’s compensation consultant (see Role of Compensation Consultant in Determining Executive Compensation described above).  The salaries of the Company’s executive officers are reviewed on an annual basis, but are not automatically increased if the Compensation Committee believes that other components of compensation are more appropriate based on the executive’s and/or the Company’s performance.

Bonus

Bonuses are intended to provide a direct, discretionary cash incentive to the Company’s executive officers. The Compensation Committee, with input from the Company’s CEO and, for 2007, the Office of the Chairman, with respect to all other executive officers, uses its judgment, in conjunction with information and analysis provided by the Company’s compensation consultant (see Role of Compensation Consultant in Determining Executive Compensation described above), in determining the current year bonus for each executive officer.  The executive officer’s performance, within the context of the Company’s performance, is reviewed and evaluated to determine bonus amounts.

Option Awards

The Company’s stock option program is designed to recognize the executive’s responsibilities, experience and performance and to align executive compensation with the Company’s long-term performance as well as shareholder return. In determining stock option awards, subject to the ratification of the Board, the Compensation Committee considers the executive’s performance and the Company’s performance and information and analysis provided by its compensation consultant (see Role of Compensation Consultant in Determining Executive Compensation described above). Stock options granted in 2007 are reflective of each executive officer’s 2006 performance as well as the expected contribution of each executive officer to the Company’s future success.

In February 2008, upon ratification of the Board, the Compensation Committee, using the same evaluation criteria discussed above, awarded stock options to the Company’s executive officers based on each executive officer’s 2007 performance as well as the expected contribution of each executive officer to the Company’s future success.  All options granted are not exercisable until one year after the date of grant and then are exercisable ratably over four years and expire not later than ten years from the date of grant. Options granted in 2008 were valued at $8.13 using a Black-Scholes option pricing model in accordance with FAS 123R.

Beginning in 2006, the Company expensed stock option grants in accordance with FAS 123R.  When determining the amount of stock options to grant, the Compensation Committee considered the cost of the grant with its potential benefits as a compensation component.  The Company believes that granting stock options effectively balances the objective of aligning executive compensation with the Company’s long-term performance as well as shareholder return.  The value of stock options is dependent upon increases in the Company’s stock price after the date that the option is granted.

Stock options have a four-year vesting period, which encourages a long-term perspective and encourages the executive officers to remain with the Company.  If the merger with TD is completed, all unvested stock options will vest and become immediately exercisable as of the merger date and will automatically convert into options to purchase TD common stock.

Severance and Change in Control Benefits

The severance and change in control provisions of our named executive officers’ employment agreements are described in detail in the section entitled “Summary Compensation Table – Employment Agreements.”  The employment agreements establish the minimum terms and conditions of the executive’s duties, compensation and benefits, and provides that benefits appropriate to the executive’s positions will continue to be paid if employment is terminated prematurely by the Company other than for cause or voluntarily by the executive.  We believe that these provisions help us to strengthen the mutual commitment and loyalty of the Company and these important executives.

Other Benefits

The Company maintains a Supplemental Executive Retirement Plan (the SERP).  The SERP is intended to constitute a nonqualified deferred compensation retirement plan, which is unfunded and maintained by the Company primarily for the purpose of providing deferred compensation for a select group of management. Annual contributions are made at the discretion of the Company’s President, or person performing similar functions, and earnings credits are made at the discretion of the Compensation Committee.  If the merger with TD is completed, the SERP will be terminated.

The Company provides executive officers with other benefits, reflected in the Summary Compensation Table under the heading, “All Other Compensation.”  The Company believes these benefits are reasonable, competitive and consistent with the Company’s overall compensation structure.  The cost of these benefits is not material to each executive officer’s total compensation.  Benefits include: life insurance premiums; long-term disability insurance premiums; 401(k) matching contributions; personal use of a company car; expense allowance; and country club dues.  The Company believes that such benefits are reasonable, comparable to benefits offered to executive officers by other employers and a necessary component of compensation to attract and retain executive officers.

Stock Option Grant Practices

Stock options granted as part of the Company’s annual performance reviews are approved by the Compensation Committee at pre-determined meetings, subject to the ratification of the Board. The exercise price for all stock option grants is the closing price of the Company’s stock per the NYSE on the date of grant.

Tax Implications of Executive Compensation

The Code restricts deductibility of annual individual compensation to its top executive officers in excess of $1 million if certain conditions set forth in the Code are not fully satisfied.  The Company intends, to the extent practicable, to preserve deductibility under the Code for compensation paid to its executive officers while maintaining compensation programs that effectively attract and retain exceptional executives in a highly competitive environment and, accordingly, compensation paid is generally tax-deductible.  However, on occasion it may not be possible to satisfy all conditions of the Code for deductibility and still meet the Company’s compensation needs, and in such situations, certain compensation paid to some executives may not be tax-deductible.

Stock Ownership Guidelines

The Compensation Committee believes that it is in the best interests of shareholders for the Company’s executive officers and directors to own Company stock.  “Stock ownership” includes stock owned directly, stock owned indirectly through 401(k) plans and stock option grants.  While the Compensation Committee has not established stock ownership guidelines or requirements, it encourages all executive officers and directors to own stock through one of the means previously discussed.

Chief Executive Officer Compensation

The Compensation Committee believes Chief Executive Officer compensation should be incentive based.  As such, Mr. DiFlorio’s annual salary was $1,000,000 for 2007 and will not change for 2008.

In determining a bonus for Mr. DiFlorio, the Compensation Committee evaluated his individual performance, within the context of the Company’s performance, as well as his individual contributions to the Company’s performance. Although a target bonus was established as part of Mr. DiFlorio’s employment contract, his bonus was awarded based upon that evaluation.

Mr. DiFlorio was awarded stock options in 2007 reflective of his 2006 individual performance as well as his expected contribution to the Company’s future success.  Stock options were awarded in February 2008 based upon Mr. DiFlorio’s 2007 performance as well as his expected contribution to the Company’s future success.

The Compensation Committee believes that the 2007 compensation for Mr. DiFlorio is consistent with the Company’s overall compensation objectives.

Other Executive Officer Compensation

The Compensation Committee believes salaries are dependent upon the responsibilities, experience and performance of each executive officer.  The salary for each executive officer for 2007, as well as any increase for 2008, was based upon those factors.

In determining bonuses for Messrs. Pauls, Falese and Graziano, the Company evaluated the individual performance of each executive, within the context of the Company’s performance, and the individual contribution of each executive to the Company’s performance.  Although a target bonus was established as part of their respective employment contracts, bonuses were awarded based upon that evaluation.

On December 31, 2007, the Company completed the sale of CBIS to a group led by Mr. Norcross.  The sale of CBIS was contemplated by the Merger Agreement and approved by TD.  As the sale was completed on December 31, 2007, Mr. Norcross was not awarded a bonus for 2007.

Each executive officer was awarded stock options in 2007 reflective of the individual performance of each executive in 2006 as well as the expected contribution of each executive to the Company’s future success.  Stock options were awarded in February 2008 based upon the individual performance of each executive in 2007 as well as the expected contribution of each executive to the Company’s future success.

The Compensation Committee believes that the 2007 compensation for these executives is consistent with the Company’s overall compensation objectives.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table is a summary of certain information concerning the 2007 and 2006 compensation awarded or paid to, or earned by, the Company’s chief executive officer (or person performing similar functions), chief financial officer and each of the Company’s and/or its subsidiaries other three most highly compensated executive officers during 2007, collectively referred to throughout this proxy statement as the “named executive officers.”

Name and Principal Position	Year	Salary	Bonus	Option Awards (3)	All Other Compensation (4)	Total

Dennis M. DiFlorio	2007	$962,500	$500,000	$565,203	$13,655	$2,041,358
Chairman of Commerce NA	2006	900,000	500,000	284,109	14,076	1,698,185

Douglas J. Pauls	2007	543,750	250,000	121,294	40,285	955,329
Executive Vice President and	2006	450,000	150,000	56,822	19,779	676,601
Chief Financial Officer

Robert D. Falese, Jr.	2007	900,000	500,000	565,203	40,330	2,005,533
President and Chief Executive	2006	900,000	500,000	284,109	43,311	1,727,420
Officer of Commerce NA

Fred Graziano	2007	562,500	250,000	161,725	56,376	1,030,601
President, Regional Banking of	2006	500,000	150,000	75,763	26,682	752,445
Commerce NA

George E. Norcross, III (1)	2007	973,750	-	445,578	45,109	1,464,437
Chairman and Chief Executive	2006	950,000	500,000	189,406	48,005	1,687,411
Officer, Commerce Banc
Insurance Services, Inc.

Former
Vernon W. Hill, II (2)	2007	625,000	-	854,188	58,653	1,537,841
Former Chairman, President	2006	1,000,000	1,500,000	947,031	163,544	3,610,575
and Chief Executive Officer

 (1) On December 31, 2007, the Company completed the sale of Commerce Banc Insurance Services, Inc. (CBIS) to a group led by Mr. Norcross.  The sale of CBIS was contemplated by the Merger Agreement and approved by TD.  As the sale was completed on December 31, 2007, Mr. Norcross was not awarded a bonus for 2007.  As part of the CBIS sale, Mr. Norcross entered into a non-competition agreement, pursuant to which Mr. Norcross was paid $4,000,000 on January 4, 2008.

(2) Mr. Hill was Chairman, President and Chief Executive Officer of the Company through July 31, 2007.

(3)  Includes amounts for grants made in 2007 and 2006 to the extent the vesting period for such grants fell in the current year.  Options granted in 2007 and 2006 were valued at $8.34 and $9.57, respectively, using a Black-Scholes option pricing model in accordance with FAS 123R.  Please refer to Note 16 – Stock-Based Compensation to the Company’s consolidated financial statements, which appears elsewhere herein, for a discussion of the assumptions related to the calculation of such values.

(4)  The amount of all other compensation, provided to each named executive officer, during 2007 is as follows:

	Dennis M. DiFlorio	Douglas J. Pauls	Robert D. F alese, Jr.	Fred Graziano	George E. Norcross, III	Vernon W. Hill, II

Life insurance premiums	$ -	$ -	$ -	$ -	$10,095	$5,351

Long-term disability policies	5,224	810	14,353	810	1,002	6,010

401(k) contributions	5,625	5,625	5,625	5,625	5,625	5,625

Personal use of company car	2,806	6,015	4,622	4,091	2,880	-

Expense allowance	-	-	-	-	21,781	41,667

Country Club dues	-	27,835	15,730	45,850	3,726	-

Total	$13,655	$40,285	$40,330	$56,376	$45,109	$58,653

Employment Contracts and Potential Post-Employment Payments

On October 2, 2007, each of Messrs. DiFlorio, Pauls, Falese, Graziano and Norcross entered into Amended and Restated Employment Agreements with the Company.

Employment Agreement for Chief Executive Officer:

Mr. DiFlorio’s amended and restated employment agreement provides that he will be employed by Commerce NA as Chairman for a term of three years, effective October 2, 2007, provided that either the Company or Mr. DiFlorio gives the other at least 30 days prior written notice of their desire to terminate Mr. DiFlorio’s employment agreement.

Under the terms of Mr. DiFlorio’s employment agreement, Mr. DiFlorio’s annual "base salary" shall not be less than $1,000,000. Mr. DiFlorio’s employment agreement provides that he will participate in any benefit or compensation programs in effect which are generally made available from time to time to salaried officers of the Company, as well as all other fringe benefits in effect from time to time which are generally available to the Company’s salaried officers including, without limitation, medical and hospitalization coverage, life insurance coverage, disability coverage, SERP coverage and paid holidays and vacations.  Mr. DiFlorio also is entitled to other benefits the Board, or a Board-designated committee, deems appropriate, including, without limitation, use of an automobile and club memberships.  Mr. DiFlorio’s employment agreement also provides that he will be entitled to reimbursement by the Company for all expenses incurred by him determined to be reasonable and necessary for Mr. DiFlorio to carry out his duties under the employment agreement.

Mr. DiFlorio’s employment agreement also provides that he shall be eligible to receive a target bonus of $500,000 for each year of its three year term, provided, that with respect to the 2007 year, the annual cash bonus and the number of stock options that he receives in the first quarter of 2008 for such 2007 year shall not be less than the aggregate cash bonus and the number of stock options he received in the first quarter of 2007 for the 2006 year.  Mr. DiFlorio’s employment agreement also provides that he is entitled to a lump sum death benefit equal to three times his base salary if he dies while employed during the term of his employment agreement in lieu of any continued base salary and in addition to any benefit under any group life insurance benefit plan maintained by Commerce for salaried officers of the Company.  Mr. DiFlorio’s employment agreement also provides that following any termination of employment after a change in control as defined in his employment agreement (other than as a result of a termination by the Company or a voluntary resignation) all of his stock options will remain outstanding and exercisable for two years following such termination.  Also, Mr. DiFlorio’s employment agreement provides that in the event of a change in control he shall be entitled to a change in control payment equal to $7,627,500 payable in four equal installments (less applicable withholding taxes) with the first payment to be made on the later of January 1, 2008 or the closing date of the change in control transaction and the remaining installments to be paid on each successive anniversary date of such closing date until all installments have been paid.  Notwithstanding the foregoing, if Mr. DiFlorio terminates employment voluntarily or if the Company terminates employment for cause prior to the third anniversary of the closing date, Mr. DiFlorio shall not be entitled to receive any unpaid installment(s).

Mr. DiFlorio's employment agreement contains non-competition and non-solicitation restrictions which start on the effective date of the employment agreement and end one year after the effective date of termination of the employment agreement.  In the event of a breach by Mr. DiFlorio of any of the terms related to the non-competition and non-solicitation restrictions, the Company is entitled to seek injunctive relief to prevent the continuation of such breach and other appropriate remedies.  In addition, Mr. DiFlorio’s employment agreement prohibits him, except with the prior written consent of the Company, from disclosing or using confidential company information, as defined in the employment agreement, during the term of the employment agreement or at any time following separation of employment with the Company.

Employment Agreements for Chief Financial Officer and Named Executive Officers:

The employment agreements for Messrs. Pauls, Falese and Graziano are substantially similar to that of Mr. DiFlorio.  Certain differences in the employment agreements of Mr. DiFlorio and Messrs. Pauls, Falese and Graziano include, but are not limited to, the differences discussed below.

Under their respective employment agreements, Mr. Pauls’ current “base salary” is $600,000; Mr. Falese's current "base salary" is $900,000 and Mr. Graziano’s current "base salary" is $600,000.  In addition, Messrs. Pauls, Falese and Graziano’s employment agreements provide that they are eligible to receive target bonus amounts for each year of the term of their agreements in the amount of $250,000, $500,000 and $150,000, respectively.  Their employment agreements also provide that they are to receive change in control payments of $4,000,000, $7,327,500 and $4,000,000, respectively, payable in the same manner in which such payments are made to Mr. DiFlorio as described above.

The employment agreements of Messrs. DiFlorio, Pauls, Falese and Graziano were further amended on December 31, 2007 to provide for a methodology for the  reduction of payments necessary to be made, if any, to the change in control payments to be made to each of these individuals for purposes of complying with Section 409A of the Internal Revenue Code, as amended.

While similar to the employment agreements for Messrs. DiFlorio, Pauls, Falese and Graziano, Mr. Norcross’s employment agreement includes additional terms pertaining to the sale of CBIS by the Company to a group led by Mr. Norcross.

On December 31, 2007 the Company entered into an amendment to the employment agreement with Mr. Norcross to provide for a modification of the amount of the change in control payment payable to him from $7,591,500 to $3,591,500, payable on the later of the consummation of the sale of CBIS or January 2, 2008.  The amended employment agreement also provided that the change of control payment was made in partial consideration of Mr. Norcross entering into a non-competition agreement with Commerce North.  Under the terms of the non-competition agreement, Mr. Norcross is subject to certain restrictive covenants in favor of Commerce North and its affiliates, including indefinite confidentiality restrictions and certain non-competition and non-solicitation restrictions that apply for a five year period following the completion of the sale of CBIS.  In consideration of Mr. Norcross’s obligations under the non-competition agreement, Commerce North agreed to pay Mr. Norcross $4,000,000 which amount was paid to Mr. Norcross on January 4, 2008.  The sale of CBIS was completed on December 31, 2007.

As a result of the sale of CBIS, Mr. Norcross is no longer an employee of the Company.  His termination of employment was deemed to be involuntary under the terms of his employment agreement (other than for purposes of the payment of base salary which ceased as of the date of sale).

Potential Payments Upon Termination of Employment or Change in Control:

Upon termination of employment, each named executive officer is entitled to receive payments or benefits under each named executive officer’s employment agreement, Employee Plans and the SERP.  As noted above under “Employment Agreements for Chief Financial Officer and Named Executive Officers”, Mr. Norcross’s employment with the Company involuntarily terminated upon completion of the sale of CBIS to a group led by Mr. Norcross.  Accordingly, he was not entitled to receive certain of the benefits summarized below.

Employment Agreements

Per each named executive officer’s employment agreement, payments are to be made to each named executive officer upon each of the following:
•	death;

•	permanent disability;

•	a termination of the named executive officer's employment other than a termination by the Company for cause or a voluntary resignation by the named executive officer; and

•	change in control.

Summarized below are definitions of certain terms related to the termination of employment provisions included in the employment agreements of Messrs. DiFlorio, Pauls, Falese and Graziano.

Each named executive officer is deemed to be “disabled” as determined by the Company in accordance with Section 409A of the Internal Revenue Code, as amended.

Termination of employment “involuntary” means termination by the Company for any reason other than “for cause”, as defined in each named executive officer’s employment agreement, or voluntary resignation.

A named executive officer may terminate his employment if:

•
both a “change in control,” as defined in the employment agreement, and any of the following occur, without prior written consent of the named executive officer: (i) a reduction in the nature and scope of the named executive officer’s authority to a level below that which he enjoys when the change in control occurs; (ii) duties and responsibilities of the named executive officer are materially inconsistent with that which he enjoys when the change in control occurs; (iii) fringe benefits provided by the Company to the named executive officer are materially reduced to a level below that which he enjoys when the change in control occurs; (iv) the named executive officer’s position or title is reduced from his current position or title with the Company when the change in control occurs; (v) any relocation or transfer of the Company’s principal executive offices to a location more than fifty miles from their location when the change of control occurs or if the named executive is required, without his written consent, to relocate more than fifty miles from his principle residence when the change in control occurs; (vi) the Company materially breaches the named executive officer’s employment agreement; or (vii) there is a failure or refusal of any successor to the Company to assume all duties and obligations of the Company under the named Executive Officer’s employment agreement.

The information below describes and quantifies certain compensation that would become payable under his employment agreement if the named executive officer’s employment had terminated on December 31, 2007 (for reasons other than voluntary resignation by the named executive officer or termination for such cause by the Company), assuming that all compensation due to the named executive officer prior to such termination date had been paid in full:
Name	Payment upon Death (1)	Payment upon Permanent Disability (2)(3)	Payment upon Involuntary Termination (2)(3)	Payment upon Change in Control (3)(4)(5)(6)
Dennis M. DiFlorio	$3,000,000	$2,790,000	$2,790,000	$11,494,125
Douglas J. Pauls	1,800,000	1,690,000	1,690,000	6,030,425
Robert D. Falese, Jr.	2,700,000	2,515,000	2,515,000	10,894,125
Fred Graziano	1,800,000	1,690,000	1,690,000	6,093,900
George E. Norcross, III. (7)	-	-	-	7,631,500

Former
Vernon W. Hill, II. (8)	-	-	-	-

(1)
Represents an amount equal to three times the annual base salary in effect at the date of death for Messrs. DiFlorio, Pauls, Falese and Graziano. Messrs. DiFlorio, Pauls, Falese and Graziano participate in the Company’s group life insurance program offered to Company employees.  Amounts payable under the group life program are not included above.

(2)
Represents amounts equal to the base salary in effect for the remainder of the term for each respective employment agreement for Messrs. DiFlorio, Pauls, Falese and Graziano.  Messrs. DiFlorio, Pauls, Falese and Graziano participate in the Company’s group long-term disability program.  Amounts payable under the group long-term disability program are not included above. In addition, Messrs. DiFlorio and Falese are covered by separate long-term disability plans paid for by the Company.  Annual benefits approximate $110,000 and $186,000 for Messrs. DiFlorio and Falese, respectively, and are not included above.

(3)
Messrs. DiFlorio, Pauls, Falese and Graziano are entitled to participate in all Company medical, hospital, disability and life insurance benefits for three years after termination, the aggregate value of which is estimated to be $40,000.

(4)
Represents change in control payments of $7,627,500, $4,000,000, $7,327,500 and $4,000,000 for Messrs. DiFlorio, Pauls, Falese and Graziano, respectively, payable in four equal installments with the first installment paid on the closing date of a change in control transaction and the remaining installments being paid on each successive anniversary.

(5)
Represents amounts equal to the base salary in effect for the remainder of the term for each respective employment agreement for Messrs. DiFlorio, Pauls, Falese and Graziano.  Per each employment agreement, the term is extended until the three year anniversary of the closing date if there is a change in control within eighteen months of the initial term.

(6)
Any unvested stock options held by Messrs. DiFlorio, Pauls, Falese and Graziano vest upon a change in control.  The value for the vesting of stock options is determined by multiplying the difference between the market price of the Company’s common stock at December 31, 2007 and the exercise price of the stock option by the number of options to vest upon a change in control.  All stock options remain outstanding and exercisable for a two-year period following termination.  Value, if any, associated with the extended term is not included above.

(7)
On December 31, 2007, the Company completed the sale of CBIS to a group led by Mr. Norcross.  The sale of CBIS was contemplated by the Merger Agreement and approved by TD.  Per Mr. Norcross’ employment agreement, the amount represents a $3,591,500 change in control payment and a $4,000,000 payment to Mr. Norcross as consideration for entering into a non-competition agreement with the Company. Any unvested stock options held by Mr. Norcross vested upon the sale of CBIS.  After a change in control, all stock options shall remain outstanding and exercisable for their entire term.  Value, if any, associated with the extended term is not included above.  Mr. Norcross is entitled to participate in all Company medical, hospital, disability and life insurance benefits for three years after termination, the aggregate value of which is estimated to be $40,000.

(8)
Mr. Hill was Chairman, President and Chief Executive Officer of the Company through July 31, 2007.  Per the terms of his Amended and Restated Employment Agreement, Mr. Hill was entitled to a lump sum severance payment of $11.0 million.  Payment of this amount is subject to regulatory approval and, as a result, no amounts have been paid as such approval has not been granted.

Employee Plans

The Company’s Employee Plans provide for the vesting of any unvested stock options upon a change in control, as defined in the Employee Plan documents.

SERP

The vested SERP account balances of Messrs. DiFlorio, Falese and Norcross are payable upon termination of employment, except in the case of termination of employment for good cause or under the circumstances related to good cause, as defined in the SERP.  The unvested SERP account balances of Messrs. Pauls and Graziano vest and are payable upon termination of employment due to death, disability or change in control, as defined in the SERP.  For a description of aggregate account balances of Messrs. Hill, DiFlorio, Falese, Norcross, Pauls and Graziano at December 31, 2007, see “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans for 2007.” The unvested SERP balances at December 31, 2007, that would become vested for Messrs. Pauls and Graziano were $30,460 and $42,644, respectively.  If the merger with TD is completed, account balances under the SERP will become fully vested, the SERP will be terminated and account balances will be distributed.

Employee Stock Option Plans

Effective May 1997 (and as amended in 2000), the Company adopted the Commerce Bancorp, Inc. 1997 Employee Stock Option Plan (the 1997 Plan) which provides for the purchase of a total of not more than 34,470,308 shares of the Company Common Stock (as adjusted for all stock splits and stock dividends through February 29, 2008) by officers and key employees of the Company or its subsidiary corporations. Pursuant to the 1997 Plan, stock options may be granted which qualify under the Code as incentive stock options as well as stock options that do not qualify as incentive stock options.   No further options may be granted under the 1997 Plan.  As of February 29, 2008, options to purchase 7,972,833 shares of Company Common Stock (as adjusted for all stock splits and stock dividends through February 29, 2008) were outstanding under the 1997 Plan.

Effective June 2004, the Company adopted the Commerce Bancorp, Inc. 2004 Employee Stock Option Plan (the 2004 Plan) which provides for the purchase of a total of not more than 30,000,000 shares of Company Common Stock (as adjusted for all stock splits and stock dividends through February 29, 2008) by officers and key employees of the Company or its subsidiary corporations.  Pursuant to the 2004 Plan, stock options may be granted which qualify under the Code as incentive stock options as well as stock options that do not qualify as incentive stock options.  All officers and key employees of the Company or any current or future subsidiary corporation are eligible to receive options under the 2004 Plan.  As of February 29, 2008, options to purchase 14,874,928 shares of Company Common Stock (as adjusted for all stock splits and stock dividends through February 29, 2008) had been granted under the 2004 Plan and options to purchase 15,125,072 shares of Company Common Stock (as adjusted for all stock splits and stock dividends through February 29, 2008) were available for issuance under the 2004 Plan.

The 1997 Plan and 2004 Plan are collectively referred to as the "Employee Plans."

The purpose of the Employee Plans is to provide additional incentive to employees of the Company and its subsidiary corporations by encouraging them to invest in the Company's Common Stock and thereby acquire a proprietary interest in the Company and an increased personal interest in the Company's continued success and progress.

Subject to ratification of the Board, the Employee Plans are administered by the Compensation Committee, which is appointed by the Board and consists only of directors who are not eligible to receive options under the Employee Plans. Subject to the ratification of the Board, the Compensation Committee determines, among other things, which officers and key employees receive an option or options under the Employee Plans, the type of option (incentive stock options or non-qualified stock options, or both) to be granted, the number of shares subject to each option, the rate of option exercisability, and, subject to certain other provisions discussed below, the option price and duration of the option. Under the 2004 Plan, no individual may be granted a number of options that is more than 50% of the total number of shares of Company Common Stock authorized for issuance under the 2004 Plan. In addition, incentive stock options first exercisable by an employee in any one year under the 2004 Plan (and all other Employee Plans of the Company) may not exceed $100,000 in value (determined at the time of grant). Subject to the ratification of the Board, the Compensation Committee may modify or amend any of the option terms herein described, provided that if an incentive stock option is granted, the option as modified or amended continues to be an incentive stock option.

In the event of any change in the capitalization of the Company, such as by stock dividend, stock split or what the Board deems in its sole discretion to be similar circumstances, the aggregate number and kind of shares which may be issued under the Employee Plans will be appropriately adjusted in a manner determined in the sole discretion of the Board. Reacquired shares of the Company's Common Stock, as well as unissued shares, may be used for the purpose of the 2004 Plan. The option price for options issued under the 2004 Plan must be at least equal to 100% of the fair market value of the Company’s Common Stock as of the date the option is granted.

Options granted after January 1, 2003 pursuant to the Employee Plans are not exercisable until one year after the date of grant and then are exercisable ratably over four years. Under the Employee Plans, in the event of a "change in control" of the Company, as defined in the Employee Plans, each optionee may exercise the total number of shares then subject to the option. The Compensation Committee has the authority to provide for a different rate of option exercisability for any optionee.

On December 8, 2005, the Board approved the acceleration of vesting of all outstanding unvested options granted prior to July 1, 2005.  The acceleration was effective December 16, 2005.

Except as otherwise authorized by the Compensation Committee with respect to non-qualified stock options only, options are not transferable, except by will or the laws of descent and distribution in the event of death.

Under the Employee Plans, unless terminated earlier by the option's terms, both incentive stock options and non-qualified stock options expire ten years after the date they are granted. Options terminate immediately if employment is terminated for cause; otherwise, options terminate three months after the date on which employment is terminated (whether such termination be voluntary or involuntary), other than by reason of death or disability. Options terminate one year from the date of termination due to death or disability (but not later than the scheduled termination date). During an optionee's lifetime, options are exercisable only by the optionee including, for this purpose, the optionee's legal guardian or custodian in the event of disability, except that, if specifically permitted by the Compensation Committee or the Board, non-qualified stock options are transferable.  In any event, options may be exercised only as to any shares which an employee had a right to purchase and did not purchase prior to termination of employment, or termination due to disability or death.

During 2007, the Company granted stock options to purchase an aggregate of 3,631,835 shares of Company Common Stock (as adjusted for all stock splits and stock dividends through February 29, 2008) at an average exercise price of $33.18 per share (as adjusted for all stock splits and stock dividends through February 29, 2008) under the Company’s Employee Plans.  During 2007, a total of 7,597,088 options were exercised under the Employee Plans.

Grants of Plan-Based Awards in 2007

The following table sets forth certain information regarding option awards granted during 2007 to each of the named executive officers.

Estimated Future Payouts Under Equity Incentive Plan Awards

Name	Grant Date	Number of Securities Underlying Options (1)	Exercise or Base Price of Option Awards (2)	Grant Date Fair Value of Option Awards (3)

Dennis M. DiFlorio	March 20, 2007	125,000	$33.12	$1,042,500
Douglas J. Pauls	March 20, 2007	30,000	33.12	250,200
Robert D. Falese, Jr.	March 20, 2007	125,000	33.12	1,042,500
Fred Graziano	March 20, 2007	40,000	33.12	333,600
George E. Norcross, III.	March 20, 2007	125,000	33.12	1,042,500

Former
Vernon W. Hill, II (4)	March 20, 2007	200,000	33.12	1,668,000

(1)	This column shows the number of stock options granted in 2007 to each named executive officer.

(2)
This column shows the exercise price for options granted in 2007 to each named executive officer, which was the closing price of the Company’s Common Stock on March 20, 2007, the date the options were granted.

(3)
This column shows the full grant date fair value, under FAS 123R, of options granted to each named executive officer in 2007.  Generally, the full grant date fair value is the amount the Company would recognize for financial statement reporting purposes over the award’s vesting schedule. Options granted in 2007 were valued at $8.34 using a Black-Scholes option pricing model in accordance with FAS 123R. For a discussion of valuation assumptions, see Note 16 to the Company’s consolidated financial statements, which appears elsewhere herein.

(4)	Mr. Hill was Chairman, President and Chief Executive Officer of the Company through July 31, 2007.

Outstanding Equity Awards at December 31, 2007

The following table sets forth certain information as of December 31, 2007 regarding stock option awards for each named executive officer, as adjusted for all stock splits and stock dividends through February 29, 2008.  The table includes vested and unvested awards.  Each grant is shown separately for each named executive officer.

Name	Option Grant Date	Number of Securities Underlying Unexercised Options – Exercisable (1)	Number of Securities Underlying Unexercised Options – Unexercisable (2)	Option Exercise Price	Option Expiration Date
Dennis M. DiFlorio	December 15, 1998	58,826		$10.92	December 15, 2008
	December 21, 1999	200,208		9.64	December 21, 2009
	January 31, 2001	200,000		15.30	January 31, 2011
	February 4, 2002	150,000		20.06	February 4, 2012
	February 18, 2003	150,000		21.40	February 18, 2013
	February 3, 2004	150,000		29.45	February 3, 2014
	March 8, 2005	100,000		31.38	March 8, 2015
	March 14, 2006	37,500	112,500	36.37	March 14, 2016
	March 20, 2007		125,000	33.12	March 20, 2017

Douglas J. Pauls	February 18, 2003	50,000		$21.40	February 18, 2013
	February 3, 2004	50,000		29.45	February 3, 2014
	March 8, 2005	30,000		31.38	March 8, 2015
	March 14, 2006	7,500	22,500	36.37	March 14, 2016
	March 20, 2007		30,000	33.12	March 20, 2017

Robert D. Falese, Jr.	February 4, 2002	145,016		$20.06	February 4, 2012
	February 18, 2003	140,656		21.40	February 18, 2013
	February 3, 2004	150,000		29.45	February 3, 2014
	March 8, 2005	100,000		31.38	March 8, 2015
	March 14, 2006	37,500	112,500	36.37	March 14, 2016
	March 20, 2007		125,000	33.12	March 20, 2017

Fred Graziano	January 31, 2001	60,000		$15.30	January 31, 2011
	February 4, 2002	30,000		20.06	February 4, 2012
	February 18, 2003	40,000		21.40	February 18, 2013
	February 3, 2004	40,000		29.45	February 3, 2014
	March 8, 2005	30,000		31.38	March 8, 2015
	March 14, 2006	10,000	30,000	36.37	March 14, 2016
	March 20, 2007		40,000	33.12	March 20, 2017

George E. Norcross, III. (3)	December 16, 1997	190,164		$8.05	January 15, 2008
	December 15, 1998	220,496		10.92	December 15, 2008
	December 21, 1999	209,996		9.64	December 21, 2009
	January 31, 2001	200,000		15.30	January 31, 2011
	February 4, 2002	200,000		20.06	February 4, 2012
	February 18, 2003	200,000		21.40	February 18, 2013
	February 3, 2004	200,000		29.45	February 3, 2014
	March 8, 2005	100,000		31.38	March 8, 2015
	March 14, 2006	100,000(4)		36.37	March 14, 2016
	March 20, 2007	125,000(4)		33.12	March 20, 2017

Former
Vernon W. Hill, II. (5)	-	-	-	-	-

(1) Options granted after January 1, 2003 pursuant to the Employee Plans are not exercisable until one year after the date of grant and then are exercisable ratably over four years. Under the Employee Plans, in the event of a "change in control" of the Company, as defined in the Employee Plans, each optionee may exercise the total number of shares then subject to the option.

(2) If the merger with TD is completed, all unvested stock options will vest and become immediately exercisable as of the merger date, and will automatically convert into options to purchase TD common stock.

(3) Includes options held by a Grantor Trust for Minor Children and a Grantor Retained Annuity Trust, both of which are considered to be indirectly beneficially owned by Mr. Norcross.

(4) On December 31, 2007, the Company completed the sale of CBIS to a group led by Mr. Norcross.  The sale of CBIS was contemplated by the Merger Agreement and approved by TD.  As part of the sale agreement with CBIS, all unvested stock options held by CBIS employees, including Mr. Norcross, vested upon the completion of the sale.  Mr. Norcross' stock options remain exercisable for the remainder of their stated terms.

(5) Mr. Hill was Chairman, President and Chief Executive Officer of the Company through July 31, 2007.  In accordance with the terms of the Employee Plans, Mr. Hill exercised all of his vested options within three months of his leaving the Company.

Option Exercises During 2007

The following table sets forth certain information regarding individual exercises of stock options during 2007 by each named executive officer.

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Dennis M. DiFlorio(1)	90,161	$2,178,548
Douglas J. Pauls(2)	203,020	5,058,233
Robert D. Falese, Jr.	-	-
Fred Graziano	-	-
George E. Norcross, III.(3)	12,412	382,290

Former
Vernon W. Hill, II (4)	3,616,020	67,304,568

(1)
Mr. DiFlorio exercised (a) 31,332 stock options on April 4, 2007 with a weighted-average exercise price of $9.38 and a market price of $33.50, and (b) 58,829 stock options on June 6, 2007 with a weighted-average exercise price of $10.11 and a market price of $34.30.

(2)
Mr. Pauls exercised (a) 6,500 stock options on March 28, 2007 with an exercise price of $8.05 and a market price of $33.47, (b) 6,300 stock options on November 15, 2007 with an exercise price of $10.92 and a market price of $37.46, (c) 7,000 stock options on November 16, 2007 with an exercise price of $10.92 and a market price of $36.24, (d) 6,800 stock options on November 20, 2007 with an exercise price of $10.92 and a market price of $35.17, (e) 6,764 stock options on November 21, 2007 with a weighted-average exercise price of $10.16 and a market price of $34.96, (f) 7,000 stock options on November 28, 2007 with an exercise price of $9.64 and a market price of $35.28, (g) 113,656 stock options on November 30, 2007 with a weighted-average exercise price of $12.54 and a market price of $39.34, (h) 9,000 stock options on December 7, 2007 with an exercise price of $9.64 and a market price of $39.40, and (i) 40,000 stock options on December 20, 2007 with an exercise price of $20.06 and a market price of $38.14.

(3)	Mr. Norcross exercised 12,412 stock options on December 12, 2007 with an exercise price of $8.05 and a market price of $38.85.

(4)
Mr. Hill exercised (a) 2,391,020 stock options on March 21, 2007 with a weighted-average exercise price of $10.56 and a market price of $34.41, (b) 1,100,000 stock options on August 2, 2007 with an weighted-average exercise price of $25.04 and a market price of $33.98 and (c) 125,000 stock options on October 30, 2007 with a weighted-average exercise price of $36.37 and a market price of $39.88.

Nonqualifed Defined Contribution and Other Nonqualified Deferred Compensation Plans for 2007

The following table sets forth contributions, aggregate earnings in the last fiscal year and the aggregate balance at the last fiscal year end under the SERP.  Effective January 1, 2004, the Board formalized the SERP, which was previously approved on January 1, 1992, for certain designated executive officers in order to provide supplemental retirement income.  The SERP is intended to constitute a nonqualified deferred compensation retirement plan, which is unfunded and maintained by the Company primarily for the purpose of providing deferred compensation for a select group of management. Annual contributions are made at the discretion of the Company’s President, or person performing similar functions, and earnings credits are made at the discretion of the Compensation Committee.

Participants, or their beneficiaries, as applicable, are entitled to receive the vested balance of their accounts upon termination of employment, except in the case of termination of employment for good cause or under the circumstances related to good cause, as defined in the SERP, which results in a participant forfeiting his account balance.

Depending on the status of the participant, the participant’s interest in the deferred compensation account will be fully vested either starting upon his participation in the SERP or after five years of participation in the SERP.  The vesting of an unvested interest will be accelerated when the participant reaches age 65 or when the participant is terminated from employment due to death, disability or upon a change in control of the Company, as defined in the SERP.

The Company has full authority and responsibility to interpret and construe the SERP, including, but not limited to, determination of all benefits under the SERP, and may amend or terminate the SERP at any time in its sole discretion.  Following termination of the SERP, the Company may pay each participant an amount equal to the unpaid vested balance of the participant’s deferred compensation account.

If the merger with TD is completed, the SERP will be terminated.

Name	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year (1)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
Dennis M. DiFlorio	$ -	$51,430	$ -	$1,067,321
Douglas J. Pauls	-	1,468	-	30,460
Robert D. Falese, Jr.	-	43,382	-	899,182
Fred Graziano	-	2,055	-	42,644
George E. Norcross, III.	-	54,424	-	1,129,460

Former
Vernon W. Hill, II (2)	-	161,486	567,200	2,883,177

(1)
This column shows discretionary earnings credits for each named executive officer.  As the earnings credited to each account in 2007 did not represent an above-market rate, no amounts are included in the Summary Compensation Table.

(2)	Mr. Hill was Chairman, President and Chief Executive Officer of the Company through July 31, 2007. Mr. Hill’s aggregate balance at last fiscal year end was distributed to him during 2008.

Compensation Committee

The Compensation Committee, which is comprised of independent non-employee directors, develops the Company’s policies, processes and procedures for considering and determining the compensation and benefits of executive officers, reviews the compensation paid to non-employee directors and, subject to ratification of the Board, administers the Company's Employee Plans. Morton N. Kerr, Chairman, John K. Lloyd, Vice-Chairman, and Joseph S. Vassalluzzo are the current members of the Compensation Committee. Each member of the Compensation Committee is independent under applicable NYSE listing standards.  During 2007, there were 7 meetings of the Compensation Committee. The Compensation Committee is governed by a written charter approved by the Board, a copy of which can be found on the Company’s website, www.commerceonline.com, under the "Investor Relations" section in "Corporate Governance." The Compensation Discussion and Analysis (CD&A), which provides information regarding the Company’s processes and procedures for the consideration and determination of executive and director compensation, and the report of the Compensation Committee are set forth on page 80 of this Annual Report on Form 10-K.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (CD&A). Based upon its review and discussions with management, the Compensation Committee recommended to the Board that the CD&A be included in the Company’s Form 10-K for the fiscal year ended December 31, 2007.

This Compensation Committee Report shall not be deemed incorporated by reference in any document previously or subsequently filed with the SEC that incorporates by reference all or any portion of this Annual Report on Form 10-K, except to the extent that the Company specifically requests that the Report be specifically incorporated by reference.

COMPENSATION COMMITTEE
Morton N. Kerr, Chairman
John K. Lloyd, Vice-Chairman
Joseph S. Vassalluzzo

Director Compensation

The following table sets forth the total compensation paid to the Company’s non-employee directors in 2007.  Messrs. Norcross and Buckelew were employees of the Company or its subsidiaries during 2007 and, as such, they were not compensated as directors.

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)(3)	All Other Compensation (4)	Total

Jack R Bershad	$143,000	$30,323	$201,781	$375,104

Donald T. DiFrancesco	144,500	30,323	331,060	505,883

Nicholas A. Giordano	119,333	12,380	105,151	236,864

Morton N. Kerr	161,000	30,323	426,341	617,664

Steven M. Lewis	126,500	30,323	279,568	436,391

John K. Lloyd	197,000	30,323	361,923	589,246

Daniel J. Ragone	144,500	30,323	217,232	392,055

William A. Schwartz, Jr.	179,000	30,323	807,440	1,016,763

Joseph T. Tarquini, Jr.	182,000	30,323	619,871	832,194

Joseph S. Vassalluzzo	289,500	30,323	371,806	691,629

 (1) In addition to the annual retainer and meeting fees, each director received a $30,000 payment during 2007 for their following roles:  Mr. Bershad, Chairman of Nominating and Governance Committee; Mr. DiFrancesco, Vice-Chairman of Nominating and Governance Committee; Mr. Giordano, Chairman of the Special Litigation Committee; Mr. Kerr, Chairman of the Compensation Committee; Mr. Lewis, Chairman of the Asset-Liability Committee; Mr. Lloyd, Vice-Chairman of the Compensation Committee; Mr. Ragone, Chairman of the Audit and Risk Management Committee; Mr. Schwartz, Vice-Chairman of the Audit and Risk Management Committee; Mr. Tarquini, Vice-Chairman of the Real Estate Committee; and Mr. Vassalluzzo, Chairman of the Real Estate Committee.  Mr. Vassalluzzo also received a one-time payment of $70,000 for additional real estate work performed during 2007.  At the 2007 Annual Shareholder Meeting, Mr. Giordano was elected to the Board of Directors; therefore, his annual retainer was pro-rated accordingly.

(2) Includes amounts for grants made in 2007 and 2006 to the extent the vesting period for such grants fell in the current year.  Options granted in 2007 and 2006 were valued at $8.34 and $9.57, respectively, using a  Black-Scholes option pricing model in accordance with FAS 123R.  Please refer to Note 16 – Stock-Based Compensation to the Company’s consolidated financial statements, which appears elsewhere herein, for a discussion of the assumptions related to the calculation of such values.

(3) The full grant date fair value, under FAS 123R, of option grants to directors in 2007 was $62,550.  Generally, the full grant date fair value is the amount the Company would recognize for financial statement reporting purposes over the award’s vesting schedule.  As of December 31, 2007, the aggregate number of unexercised options (vested and unvested) held by each director was as follows: Mr. Bershad, 146,000; Mr. DiFrancesco, 52,500; Mr. Giordano, 7,500; Mr. Kerr, 40,000; Mr. Lewis, 143,240; Mr. Lloyd, 31,500; Mr. Ragone, 64,500; Mr. Schwartz, 118,436; Mr. Tarquini, 214,904; and Mr. Vassalluzzo, 22,500.

(4) This column represents current amounts recognized for financial statement reporting purposes during 2007 in connection with the Company’s retirement plan for directors (see below for further description of the director retirement plan), for each director as follows: Mr. Bershad, $197,818; Mr. DiFrancesco, $327,245; Mr. Giordano, $100,068; Mr. Kerr $423,330; Mr. Lewis, $277,899; Mr. Lloyd, $357,946; Mr. Ragone, $213,643; Mr. Schwartz, $802,164; Mr. Tarquini, $617,192; and Mr. Vassalluzzo, $368,214 and the dollar value of life insurance premiums paid by the Company in 2007 for the benefit of each director as follows: Mr. Bershad, $3,964; Mr. DiFrancesco, $3,815; Mr. Giordano, $5,083; Mr. Kerr, $3,011; Mr. Lewis, $1,669; Mr. Lloyd, $3,977; Mr. Ragone, $3,589; Mr. Schwartz, $5,276; Mr. Tarquini, $2,679; and Mr. Vassalluzzo, $3,592.

Director Fees and Life Insurance

Directors of the Company and Commerce NA were paid an annual fee of $35,000 plus $1,500 for each meeting of the Board and committee meeting attended in 2007. When meetings of the Board of the Company and Commerce NA occurred on the same day, only one fee was paid.  In 2007, the Chairman and Vice-Chairman of the Board Committees each received an annual fee of $30,000.  No director fees were paid to Messrs. Buckelew or Norcross, directors who were also officers of the Company or its subsidiaries. Non-employee directors of the Company are provided with $100,000 of life insurance.

Non-Employee Director Retirement Plan

The Company maintains an unfunded retirement plan for non-employee directors.  Under the retirement plan, any non-employee director who has completed five or more years of service as a director, attains age 65 and retires from the Company’s board of directors is eligible for a retirement benefit.  The monthly retirement benefit payable to a non-employee director is the amount equal to the director’s highest Form 1099 compensation (including the annual retainer, committee or committee Chairman’s retainers and any other fees paid for attendance at any Company board of directors or committee meetings but specifically excluding compensation relating to exercising stock options) for any 12-month period during the five-year period immediately preceding the director’s retirement, divided by twelve.  Retirement benefits commence as of the first day of the month after the director attains his or her 65th birthday or, if later, the director’s retirement or death while serving as a director and continue for 10 years (or, if less, the number of years served as a director) or until the death of both the director and his spouse.  Retirement benefits may also be payable to directors who become disabled.

Upon a change in control, a non-employee director immediately becomes entitled to receive monthly benefits, notwithstanding the director’s length of service.  The monthly retirement benefit is based on the highest Form 1099 compensation (including the annual retainer, committee or committee Chairman’s retainers and any other fees paid for attendance at any Company board of directors or committee meetings but specifically excluding compensation relating to exercising stock options) earned during the five-year period immediately preceding the change in control (instead of the director’s retirement), divided by twelve.  Retirement benefits commence as of the first day of the month after the non-employee director’s termination and continue for a period of 10 years (or, if less, two times the number of years of completed board service); provided, however, that if two times the number of years served by a director is greater than five years but less than 10 years, the director will be deemed to have 10 years of service for purposes of calculating payments upon a change in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows, as of the February 29, 2008, the beneficial ownership of the Company’s Common Stock by (i) each person who is known by the Company to be the beneficial owner of more than 5% of Company Common Stock, (ii) each director of the Company, (iii) each of the named executive officers of the Company, and (iv) all the directors and executive officers of the Company as a group. Unless otherwise specified, all persons listed below have sole voting and investment power with respect to their shares.

Shares Beneficially Owned (1)
Name of Beneficial Owner	Amount	Percent
Directors and Executive Officers
Jack R Bershad	21,569 (2)	*
Joseph E. Buckelew	1,319,899 (3)	*
Donald T. DiFrancesco	53,766 (4)	*
Nicholas A. Giordano	3,375 (5)	*
Vernon W. Hill, II **	6,174,467 (6)	3.07%
Morton N. Kerr	49,112 (7)	*
Steven M. Lewis	1,032,841 (8)	*
John K. Lloyd	23,825 (9)	*
George E. Norcross, III	2,718,173 (10)	1.35%
Daniel J. Ragone	302,329 (11)	*
William A. Schwartz, Jr.	49,316 (12)	*
Joseph T. Tarquini, Jr.	1,125,131 (13)	*
Joseph S. Vassalluzzo	13,125 (14)	*
Dennis M. DiFlorio	724,631 (15)	*
Robert D. Falese, Jr.	439,963 (16)	*
Douglas J. Pauls	277,492 (17)	*
Fred Graziano	122,507 (18)	*
All Directors and Executive Officers as a Group (18 Persons)	14,185,785 (19)	6.92%
5% Holders
Davis Selected Advisers, LP 2949 East Elvira Road, Suite 101 Tucson, AZ 85706	16,799,219 (20)	8.40%

Franklin Mutual Advisers, LLC 101 John F. Kennedy Parkway Short Hills, NJ 07078	11,351,730 (21)	5.68%

*   Less than 1%

** As of July 31, 2007

(1)       The securities "beneficially owned" are determined in accordance with the definitions of "beneficial ownership" as set forth in the regulations of the SEC and, accordingly, may include securities owned by or for, among others, the wife and/or minor children of the individual and any other relative who has the same residence as such individual as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options, or other securities convertible or exercisable into Common Stock, within 60 days after February 29, 2008. Shares subject to outstanding stock options, or other securities convertible or exercisable into Common Stock, which an individual has the right to acquire within 60 days after February 29, 2008 are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such individual or any group including such individual only. Beneficial ownership may be disclaimed as to certain of the securities.

(2)       Includes 4,953 shares of Common Stock held by Mr. Bershad's wife and 5,625 shares of Common Stock issuable upon the exercise of stock options granted under the Company's 1998 Stock Option Plan for Non-Employee Directors.

(3)       Includes 316,976 shares of Common Stock held by Mr. Buckelew's wife, 9,556 shares of Common Stock held by Buckelew & Lane Investments, 25,209 shares of Common Stock allocated to Mr. Buckelew's account under the Company's 401(k) Plan and 323,750 shares of Common Stock issuable upon the exercise of stock options granted under the Company's Employee Plans, as defined below. Mr. Buckelew is a partner of Buckelew & Lane Investments.  Of the shares beneficially owned by Mr. Buckelew, 256,428 shares are subject to pledge.

(4)       Includes 3,652 shares of Common Stock held jointly with Mr. DiFrancesco's wife, 4,168 shares of Common Stock held by Mr. DiFrancesco's wife and 43,125 shares of Common Stock issuable upon the exercise of stock options granted under the Company's 1998 Stock Option Plan for Non-Employee Directors.

(5)       Includes 1,875 shares of Common Stock issuable upon the exercise of stock options granted under the Company’s 1998 Stock Option Plan for Non-Employee Directors.

(6)       Includes, as of July 31, 2007, 207,360 shares of Common Stock held by Site Development Inc., 90,078 shares of Common Stock held by Mr. Hill's wife, 291,084 shares of Common Stock held by S. J. Dining, Inc., 297,332 shares of Common Stock held by U.S. Restaurants, Inc., 315,891 shares of Common Stock held by J.V. Properties, 71,496 shares of Common Stock held by InterArch, Inc., 333,391 shares of Common Stock held by InterArch, Inc. Profit Sharing Plan, 253,155 shares of Common Stock held by the Hill Family Trust, 371,988 shares of Common Stock held by the Hill Family Foundation, 9,045 shares of Common Stock held by Galloway National Golf Club and 85,455 shares of Common Stock allocated to Mr. Hill's account under the Company's 401(k) Plan. Mr. Hill is the Chairman of the Board of Site Development, Inc., a shareholder of S. J. Dining, Inc., a shareholder of U.S. Restaurants, Inc., a partner in J.V. Properties, a co-trustee and beneficiary of the Hill Family Trust, a trustee of the Hill Family Foundation, and a principal equity holder of Galloway National Golf Club. InterArch, Inc., is a company owned by Mr. Hill's wife and Mrs. Hill is a trustee of InterArch, Inc. Profit Sharing Plan. This amount also includes, as of July 31, 2007, 1,225,000 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Hill under the Company's Employee Plans.  Of the shares beneficially owned by Mr. Hill, the Company had confirmed that as of April 2, 2007, 1,417,880 shares were subject to pledge.

(7)       Includes 18,287 shares of Common Stock held by the Markeim-Chalmers, Inc. Pension Plan. Mr. Kerr is a trustee of the Markeim-Chalmers, Inc. Pension Plan.  This amount also includes 30,625 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Kerr under the Company’s 1998 Stock Option Plan for Non-Employee Directors.

(8)       Includes 79,070 shares of Common Stock held jointly with Mr. Lewis' wife, 291,084 shares of Common Stock held by S. J. Dining, Inc., 297,332 shares of Common Stock held by U.S. Restaurants, Inc., 4,446 shares of Common Stock held by the U.S. Restaurants, Inc. Deferred Compensation Plan and 3,750 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Lewis under the Company's 1998 Stock Option Plans for Non-Employee Directors. Mr. Lewis is President of S. J. Dining, Inc. and President of U.S. Restaurants, Inc. This amount also includes 34,802 shares of Common Stock held in trust for Mr. Lewis' minor children. Of the shares beneficially owned by Mr. Lewis, 633,612 shares are subject to pledge.

(9)       Includes 1,700 shares of Common Stock held as custodian for Mr. Lloyd’s minor children and 22,125 shares of Common Stock issuable upon the exercise of stock options granted under the 1998 Stock Option Plan for Non-Employee Directors.

(10)       Includes 728,724 shares of Common Stock held jointly with Mr. Norcross' wife, 2,623 shares of Common Stock held by Mr. Norcross' wife, 9,783 shares of Common Stock held as custodian for Mr. Norcross' minor children, 380,338 shares of Common Stock held under a grantor trust for Mr. Norcross' minor children, 35,623 shares of Common Stock allocated to Mr. Norcross' account under the Company's 401(k) Plan and 1,555,492 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Norcross under the Company's Employee Plans. Of the shares beneficially owned by Mr. Norcross, 1,109,051 shares are subject to pledge.

(11)       Includes 77,655 shares of Common Stock held by Mr. Ragone's wife, 34,050 shares of Common Stock held jointly with Mr. Ragone's wife, 14,300 shares of Common Stock held by the Daniel J. Ragone Family Foundation and 55,125 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Ragone under the Company's 1998 Stock Option Plan for Non-Employee Directors.  Mr. Ragone is the trustee of the Daniel J. Ragone Family Foundation. Of the shares beneficially owned by Mr. Ragone, 103,043 shares are subject to pledge.

(12)       Includes 40,683 shares of Common Stock held jointly with Mr. Schwartz's wife and 3,750 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Schwartz under the Company's 1998 Stock Option Plans for Non-Employee Directors. Of the shares beneficially owned by Mr. Schwartz, 30,107 shares are subject to pledge.

(13)       Includes 910,210 shares of Common Stock held by JCT Associates, L.P., 9,392 shares of Common Stock held by The Tarquini Foundation and 205,529 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Tarquini under the Company's 1998 Stock Option Plans for Non-Employee Directors. Mr. Tarquini is the General Partner of JCT Associates, L.P., and a trustee of The Tarquini Foundation.

(14)       Includes 13,125 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Vassalluzzo under the Company’s 1998 Stock Option Plan for Non-Employee Directors.

(15)       Includes 1,115,287 shares of Common Stock issuable upon the exercise of stock options granted to Mr. DiFlorio under the Company's Employee Plans and 47,484 shares of Common Stock allocated to Mr. DiFlorio's account under the Company's 401(k) Plan. Of the shares beneficially owned by Mr. DiFlorio, 287,816 shares are subject to pledge.

(16)       Includes 3,912 shares of Common Stock held by Mr. Falese's wife, 187,926 shares of Common Stock held jointly with Mr. Falese's wife, 1,617 shares of Common Stock allocated to Mr. Falese's account under the Company's 401(k) Plan, 40,500 shares of Common Stock held by the A&R Charitable Foundation and 71,499 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Falese under the Company's Employee Plans.  Mr. Falese’s wife is the trustee of the A&R Charitable Foundation. Of the shares beneficially owned by Mr. Falese, 161,656 shares are subject to pledge.

(17)       Includes 1,580 shares of Common Stock held by Mr. Pauls' wife, 152,500 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Pauls under the Company's Employee Plans and 11,486 shares of Common Stock allocated to Mr. Pauls’ account under the Company's 401(k) Plan.   Of the shares beneficially owned by Mr. Pauls, 113,506 shares are subject to pledge.

(18)       Includes 2,100 shares of Common Stock held under a trust for Mr. Graziano’s minor children, 100,000 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Graziano under the Company’s Employee Plans and 18,833 shares of Common Stock allocated to Mr. Graziano’s account under the Company’s 401(k) Plan.

(19)       Includes an aggregate of 4,963,182 shares of Common Stock issuable upon the exercise of stock options granted to directors and executive officers of the Company under the Company's 1998 Stock Option Plans for Non-Employee Directors and the Company's Employee Plans.

(20)       Based upon a Schedule 13G filed with the SEC on February 12, 2008, Davis Selected Advisers, L.P. has sole voting power over 15,779,139 shares of Common Stock and sole dispositive power over 16,799,219 shares of Common Stock.

(21)       Based upon a Schedule 13G filed with the SEC on January 30, 2008, Franklin Mutual Advisers, LLC beneficially owns 11,351,730 shares of Common Stock.

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2007:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	21,462,351	$26.03	22,864,029
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	21,462,351	$26.03	22,864,029

Item 13. Certain Relationships and Related Transactions, and Director Independence

Regulatory Orders

On June 28, 2007, the Company entered into a Memorandum of Understanding (MOU) with the Federal Reserve Bank of Philadelphia (FRB) and Commerce NA entered into a Consent Order with the Office of the Comptroller of the Currency (OCC).  The MOU and Consent Order (together, the Regulatory Orders) relate to, among other things, corporate governance, related party transactions and policies and procedures for real estate related transactions.  As part of the Regulatory Orders, Commerce NA may engage in related party transactions only after receiving written notification that the OCC does not object to the transactions, contracts or agreements, or pursuant to a detailed policy for which Commerce NA has received written notification that the OCC does not object.  In addition, as part of the Regulatory Orders, Commerce NA was required to terminate existing related party transactions, except those to which the OCC did not object, by December 31, 2007.

Certain Related Party Transactions

Review and Approval

The Board has adopted written policies setting forth procedures for the review and approval of transactions involving the Company and its subsidiaries with directors and executive officers, as well as immediate family members and related parties of directors or executive officers. Per the policy, the Board is responsible for reviewing and approving all related party transactions involving directors, executive officers or an immediate family member or related party of a director or executive officer.  Directors may not participate in the approval of a transaction in which he or any member of his immediate family member or a related party participates, except that the director shall provide all material information regarding the transaction. In the course of its review and approval of a related party transaction, the Board considers, among other things: the nature of the related party’s interest in the transaction; the material terms of the transaction; the importance of the transaction to the Company; and other matters deemed appropriate.  The policy contains a listing of transactions involving directors, executive officers or an immediate family member or a related party of a director or executive officer that are not required to have Board approval.  These are typically limited to ordinary banking transactions or relationships, including deposit and certain lending transactions.

Related Party Transactions

Certain directors and executive officers of the Company and its subsidiaries and certain of their immediate family members and certain corporations or organizations with which they are affiliated have had and expect to continue to have loan and other transactions with the Company's subsidiaries. All such loans and other transactions were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at that time for comparable transactions for unrelated parties, and did not involve more than the normal risk of uncollectibility or present other unfavorable features.

Certain directors and executive officers have immediate family members who are employed by the Company or a subsidiary.  The compensation of each such family member was established in accordance with the Company’s employment and compensation practices applicable to employees with equivalent qualifications and responsibilities and holding similar positions.  The son of Mr. Buckelew was employed by the Company, or a subsidiary, and his 2007 compensation (salary, bonus and the dollar amount recognized for financial statement reporting purposes during 2007 for the fair value of stock options) was $175,000.  A son-in-law of Mr. Hill, the former Chairman of the Company, was employed by the Company and received compensation of $164,695 during 2007.  Other immediate family members of executive officers or directors worked for the Company, or a subsidiary, during 2007, but none were compensated in excess of $120,000.  None of the employees was, or reported directly to, any executive officer of the Company.

Mr. DiFrancesco is a partner in the law firm of DiFrancesco, Bateman, Coley, Yospin, Kunzman, Davis & Lehrer, P.C., which the Company and its subsidiaries retained during the Company's last fiscal year.  The Company paid approximately $176,000 to this law firm in 2007 for legal services.

The Company retained Parker McCay P.A. for legal services during 2007.  Currently, the managing partner of Parker McCay, P.A. is a brother of Mr. Norcross, director of the Company and Commerce NA and, for 2007, Chairman and Chief Executive Officer of Commerce Banc Insurance Services, Inc.  During 2007, the Company paid approximately $1.5 million to this law firm for legal services.

Management believes that the legal fees paid for the foregoing services are comparable to those that would have been paid to non-affiliated parties for similar services.

The Company has twenty-two operating leases, primarily with Mr. Hill, the former Chairman of the Company, and/or his immediate family members, for land and bank premises. The aggregate annual rents under these leases for 2007 was approximately $2.2 million. These leases expire periodically but are renewable through 2044.

Management believes that the rents paid for each of the foregoing leases is and was comparable to the rents that would have been paid to non-affiliated parties in similar commercial transactions for similar locations, assuming that such locations were available.

During 2007, the Company obtained appraisal services from Markeim Chalmers Appraisals, an appraisal company whose president and 50% owner is a son-in-law of Mr. Kerr, director of the Company and Commerce NA. The Company paid approximately $135,000 to this firm in 2007.  Management believes amounts paid in 2007 were substantially equivalent to those that would have been paid to an unaffiliated company for the performance of similar services.

During 2007, the Company utilized Interstate Commercial Real Estate, Inc. (Interstate Commercial), a commercial real estate development company/broker for real estate transactions.  Interstate Commercial received commissions paid by the seller for such services in 2007.  A brother and son of the former Chairman of the Company are executive officers and commissioned employees of Interstate Commercial.  The Company was not able to obtain commission information for 2007 from Interstate Commercial.  Based on information previously provided by Interstate Commercial, the former Chairman’s brother and son earned commissions from sellers of approximately $770,000 and $350,000, respectively, during 2006.  While the Company is not certain of what the brother and son of the former Chairman may have earned individually in 2007, commissions earned in aggregate for 2007 are believed to be less than the prior year.  Management believes seller commissions earned by Interstate Commercial were substantially equivalent to those that would have been earned by unaffiliated companies for the performance of similar services.

The Company obtained architectural design and facilities management services from InterArch, Inc., a business owned by the wife of Mr. Hill, the former Chairman of the Company. The Company spent $7.8 million in 2007 for such services and related costs. Management believes these disbursements were substantially equivalent to those that would have been paid to unaffiliated companies for similar services.

During 2007, the Company and its subsidiaries utilized the facilities of Galloway National Golf Club for the purpose of business development.  The Company paid approximately $420,000 in 2007 for the use of these facilities.  Mr. Hill, the former Chairman of the Company, is a principal equity holder, and Messrs. Norcross and Lewis each are equity holders, of Galloway National Golf Club. Management believes such expenses were substantially equivalent to those that would have been paid to unaffiliated companies for utilization of similar facilities.

Aside from the Company’s related party leases and other transactions, primarily loans and deposits made in the ordinary course of business, the Company terminated its relationships with the above-mentioned related parties during the third and fourth quarters of 2007, with certain transitional arrangements, to which the OCC did not object, extending into 2008.

On December 31, 2007, the Company completed the sale of CBIS to a group led by Mr. Norcross.  The sale of CBIS was contemplated by the Merger Agreement and approved by TD.  The Company recorded a pre-tax gain of approximately $22.0 million related to the sale.  As part of the CBIS sale, the Company entered into a non-competition agreement with Mr. Norcross, pursuant to which Mr. Norcross was paid $4,000,000 on January 4, 2008. Also, on December 31, 2007, the Company and Mr. Norcross’ newly-formed insurance brokerage entered into a transition services agreement whereas the Company will make available certain infrastructure, administrative and support services over a transition period, the duration of which is expected to be less than twelve months.  The Company will be compensated for all services provided under the transition services agreement.

Independence

As permitted by the NYSE rules, to assist the Board in evaluating the independence of each of its directors, the Board has adopted categorical standards of independence. Applying these standards and the applicable NYSE rules, the Board has determined that the following directors, constituting a majority of the members of the Board, are independent: Jack R Bershad, Donald T. DiFrancesco, Nicholas A. Giordano, Morton N. Kerr, John K. Lloyd, Daniel J. Ragone, William A. Schwartz, Jr., Joseph T. Tarquini, Jr. and Joseph S. Vassalluzzo.  The categorical standards adopted and applied by the Board consist of the following business or charitable relationships which the Board has determined are not material relationships that would impair a director's independence:

•
Lending relationships, deposit relationships or other financial service relationships (such as depository, transfer, registrar, indenture trustee, trusts and estates, insurance and related products, private banking, investment management, custodial, securities brokerage, cash management and similar services) between the Company or its subsidiaries, on the one hand, and (i) the director; and/or (ii) any immediate family member of the director who resides in the same home as the director; and/or (iii) any profit or non-profit entity with which the director is affiliated by reason of being a director, officer, employee, trustee, partner and/or an owner thereof, on the other, provided that (A) such relationships are in the ordinary course of business of the Company or its subsidiaries and are on substantially the same terms as those prevailing at the time for comparable transactions with non-affiliated persons; and in addition, (B) with respect to any extension of credit by a subsidiary of the Company to any borrower described in clauses (i) - (iii) above, such extension of credit has been made in compliance with applicable law, including Regulation O of the Board of Governors of the Federal Reserve System and Section 13(k) of the Securities Exchange Act of 1934 , as amended (the Exchange Act), and no extension of credit is on a non-accrual basis.

•
The fact that (i) the director is a director, officer, employee, trustee, partner and/or an owner thereof in, any profit or non-profit entity, (ii) the director is of counsel to a law firm, or (iii) an immediate family member is a director, officer, employee, trustee, partner and/or an owner of any entity, that makes payments to, or receives payments from, the Company or its subsidiaries for property or services in an amount which, in any fiscal year, is less than the greater of $1 million or two percent of such other entity’s consolidated gross revenues, and such property or services were provided or received in the ordinary course of business of each of the parties.

•
The fact that the director, or an immediate family member of the director who resides in the same home as the director, is a director, officer, employee or trustee of a non-profit organization, foundation or university to which the Company or its subsidiaries makes discretionary contributions provided such contributions in any fiscal year, excluding the Company or its subsidiaries matching funds, are less than the greater of $1 million or two percent of the entity's consolidated gross revenues for the most recently ended fiscal year for which total revenue information is available.

•
Any contract or other arrangement for personal services provided by the director to the Company or its subsidiaries (excluding services as a director of the Company or its subsidiaries) if the compensation to the director does not exceed $100,000 per calendar year.

•
The employment by the Company or its subsidiaries of an immediate family member of the director provided that such immediate family member was or is not an executive officer of the Company and the compensation of any such family member was established by the Company or its subsidiary in accordance with its employment and compensation practices applicable to employees holding comparable positions.

For purposes of the foregoing standards of director independence, an "immediate family member" means any of the director's spouse, parents, children, brothers, sisters, mother- and father-in-law, sons- and daughters-in-law, brothers- and sisters-in-law, and anyone (other than domestic employees) who shares the director's home.

Directors are requested to inform the Chairman of the Nominating and Governance Committee of any change of circumstances or before serving as a director, officer, employee, partner, trustee and/or owner of an outside profit or non-profit entity so that such change in circumstances or opportunity can be reviewed as to whether or not it might put a director's independence at issue.

The Company’s Corporate Governance Guidelines, which also contain a description of the categorical independence standards adopted by the Board, can be found on the Company’s website, www.commerceonline.com, under the “Investor Relations” section of “Corporate Governance.”  The information on the website identified above, is not, and should not be, incorporated by reference in this document.  This website is, and is only intended to be, an inactive textual reference.

Item 14. Principal Accounting Fees and Services

Aggregate fees(1) for professional services rendered for the Company by Ernst & Young LLP as of or for the years ended December 31, 2007 and 2006 were:

	2007	2006
Audit fees	$2,529,700	$2,645,000
Audit-Related fees	85,000	80,000
All Other fees	4,000	41,925
Total	$2,618,700	$2,766,925

Audit fees for the years ended December 31, 2007 and 2006, respectively, were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly reviews, issuance of consents, review of registration statements filed with the SEC, accounting consultations, required regulatory reporting under FDICIA and services provided in connection with the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  The amount for 2007 represents an estimate of fees, which have not yet been fully billed.

Audit-Related fees for the years ended December 31, 2007 and 2006, were for employee benefit plan audits and other attest services not required by statute or regulation.

All other fees for the years ended December 31, 2007 and 2006 were primarily for licensing fees associated with cash management software.

Tax fees – no tax services were provided for the years ended December 31, 2007 and 2006.

The Audit and Risk Management Committee has considered and determined that the services provided by Ernst & Young LLP are compatible with maintaining Ernst & Young LLP's independence.

The Audit and Risk Management Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent auditor. The policy provides for pre-approval by the Audit and Risk Management Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit and Risk Management Committee must approve the permitted service before the independent auditor is engaged. The Audit and Risk Management Committee pre-approved all of the audit and non-audit services provided to the Company by Ernst & Young LLP in fiscal year 2007.

____________________________

(1)  The aggregate fees included in audit fees represent estimated fees for 2007 and billed fees for 2006. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

(a)(1) The following financial statements of Commerce Bancorp, Inc. are filed as part of this Form 10-K in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(a)(2) Schedules

All schedules have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable.

(a)(3) Exhibits

Exhibit Number	Description of Exhibit	Location
2.1	Plan of acquisition, reorganization, arrangement, liquidation or succession.	Agreement and Plan of Merger dated October 2, 2007 between the Company, The Toronto-Dominion Bank and Cardinal Merger Co. Incorporated by reference from the Company’s Form 8-K dated October 9, 2007.

3.1	Restated Certificate of Incorporation of the Company, as amended.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

3.2	By-laws of the Company, as amended.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2004.

10.1	Ground lease, dated July 1, 1984, among Commerce NA and Group Four Equities, relating to the store in Gloucester Township, New Jersey.	Incorporated by reference from the Company’s Registration Statement on Form S-1, and Amendments Nos. 1 and 2 thereto (Registration No. 2-94189)

10.2	Ground lease, dated April 15, 1986, between Commerce NA and Mount Holly Equities, relating to Commerce NA's store in Mt. Holly, New Jersey.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

10.3	Ground lease, dated February 15, 1988, between Commerce NA and Holly Ravine Equities of New Jersey, relating to one of the Commerce NA’s stores in Cherry Hill, New Jersey.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

10.4	Ground lease, dated June 1, 1994, between Commerce NA and Absecon Associates, L.L.C., relating to Commerce NA’s branch office in Absecon, New Jersey.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.5
Ground lease, dated September 11, 1995, between Commerce Shore (merged with and into Commerce NA in 2004) and Whiting Equities, L.L.C., relating to Commerce Shore’s stores in Manchester Township, New Jersey.
Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.6	Ground lease, dated November 1, 1995, between Commerce NA and Evesboro Associates, L.L.C., relating to Commerce NA’s stores in Evesham Township, New Jersey.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.7	Ground lease, dated October 1, 1996, between Commerce NA and Triad Equities, L.L.C., relating to one of Commerce NA’s stores in Gloucester Township, New Jersey.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.8	Ground lease, dated January 16, 1998, between Commerce N.A. and Ewing Equities, L.L.C., relating to Commerce N.A.’s store in Ewing, New Jersey.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.9
Ground lease, dated November 30, 1998, between Commerce Shore (merged with and into Commerce NA in 2004) and Brick/Burnt Tavern Equities, L.L.C., relating to Commerce Shore’s stores in Brick, New Jersey.
Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.10	Ground lease, dated November 30, 1998, between Commerce Shore (merged with and into Commerce NA in 2004) and Aberdeen Equities, L.L.C., relating to Commerce Shore’s store in Aberdeen, New Jersey.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.11	Ground lease, dated November 30, 1998, between Commerce NA and Hamilton/Wash Properties, L.L.C., relating to Commerce NA’s store in Hamilton Township, New Jersey.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.12	Ground lease, dated April 2, 1999, between Commerce PA (merged with and into Commerce NA in 2005) and Abington Equities, L.L.C., relating to Commerce PA’s store in Abington Township, Pennsylvania.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.13	Ground lease, dated October 1999, between Commerce PA (merged with and into Commerce NA in 2005) and Bensalem Equities, L.L.C., relating to Commerce PA’s store in Bensalem, Pennsylvania.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.14	Ground lease, dated March 10, 2000, between Commerce PA (merged with and into Commerce NA in 2005) and Chalfont Equities, L.L.C., relating to Commerce PA’s store in New Britain Township, Pennsylvania.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.15
Ground lease, dated January 4, 2001, between Commerce PA (merged with and into Commerce NA in 2005) and Warminster Equities, L.L.C., relating to Commerce PA’s store in Warminster Township, Pennsylvania.
Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.16	Ground lease dated January 1, 2001, between Commerce NA and Willingboro Equities, L.L.C., relating to Commerce N.A.’s store in Willingboro, New Jersey.	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2003.

	10.17	Ground lease dated November 27, 2001, between Commerce PA (merged with and into Commerce NA in 2005) and Warrington Equities, L.L.C., relating to Commerce PA’s store in Warrington, Pennsylvania.	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2003.

*	10.18	A copy of the Retirement Plan for Outside Directors of Commerce Bancorp, Inc., as amended.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*	10.19	The Company's 1989 Stock Option Plan for Non-Employee Directors.	Incorporated by reference from the Company’s Registration Statement on Form S-2 and Amendments Nos. 1 and 2 thereto (Registration No. 33-31042)

*	10.20	The Company’s 1998 Stock Option Plan for Non-Employee Directors.	Incorporated by reference from the Company’s Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, Exhibit A thereto.

*	10.21	A copy of amended and restated employment contract with Dennis M. DiFlorio dated October 2, 2007, amended on December 31, 2007.	Incorporated by reference from the Company’s Form 8-K filed on October 9, 2007. Amendment is incorporated by reference from the Company’s Form 8-K filed on January 7, 2008.

*	10.22	A copy of amended and restated employment contract with Robert D. Falese dated October 2, 2007, amended on December 31, 2007.	Incorporated by reference from the Company’s Form 8-K filed on October 9, 2007. Amendment is incorporated by reference from the Company’s Form 8-K filed on January 7, 2008.

*	10.23	A copy of amended and restated employment contract with George E. Norcross, III dated October 2, 2007, amended on December 31, 2007.	Incorporated by reference from the Company’s Form 8-K filed on October 9, 2007. Amendment is incorporated by reference from the Company’s Form 8-K filed on January 7, 2008.

*	10.24	A copy of amended and restated employment contract with Vernon W. Hill, II entered into on March 14, 2006, with an effective date of January 1, 2006.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

*	10.25	A copy of amended and restated employment contract with Douglas J. Pauls, dated October 2, 2007, amended on December 31, 2007.	Incorporated by reference from the Company’s Form 8-K filed on October 9, 2007. Amendment is incorporated by reference from the Company’s Form 8-K filed on January 7, 2008.

*	10.26	The Company's Employee Stock Ownership Plan.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

*	10.27	The Company's 1997 Employee Stock Option Plan.	Incorporated by reference from the Company’s Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, Exhibit A thereto.

*	10.28	The Company's 2004 Employee Stock Option Plan.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2004.

*	10.29	Description of Directors’ and Named Executive Officers’ Compensation	Incorporated by reference from the Company’s Form 8-K filed on February 29, 2008.

	10.30	Consent Order dated June 28, 2007 issued by the Comptroller of the Currency in the matter of Commerce Bank, NA.	Incorporated by reference from the Company’s Form 8-K filed on June 29, 2007.

	10.31	Stipulation and Consent to Issuance of a Consent Order dated June 28, 2007 between the Comptroller of the Currency and the Board of Directors of Commerce Bank, NA on behalf of Commerce Bank, NA.	Incorporated by reference from the Company’s Form 8-K filed on June 29, 2007.

	10.32	Memorandum of Understanding, dated June 28, 2007 by and between the Federal Reserve Bank of Philadelphia and Commerce Bancorp, Inc.	Incorporated by reference from the Company’s Form 8-K filed on June 29, 2007.

*	10.33	A copy of Non-Competition Agreement with George E. Norcross, III dated December 31, 2007.	Incorporated by reference from the Company’s Form 8-K filed on January 7, 2008.

*	10.34	A copy of amended and restated employment contract with Fred Graziano, dated October 2, 2007, amended on December 31, 2007.

	11.1	Statement re: computation of per share earnings	Incorporated by reference from Note 15 – Earnings Per Share of the Notes to Consolidated Financial Statements included in this Report on Form 10-K.

	21.1	Subsidiaries of the Company.	Incorporated by reference from PART 1, Item 1. BUSINESS of this Report on Form 10-K.

	23.1	Consent of Ernst & Young LLP.

	31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Commerce Bancorp, Inc.

	By	/s/ Dennis M. DiFlorio
Dennis M. DiFlorio
Date: March 13, 2008		Chairman, Commerce NA

	By	/s/ Douglas J. Pauls
Douglas J. Pauls
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Director	March 13, 2008
Jack R Bershad

/s/ Joseph Buckelew	Director	March 13, 2008
Joseph Buckelew

/s/ Donald T. DiFrancesco	Director	March 13, 2008
Donald T. DiFrancesco

/s/ Nicholas A. Giordano	Director	March 13, 2008
Nicholas A. Giordano

/s/ Morton N. Kerr	Director	March 13, 2008
Morton N. Kerr

/s/ Steven M. Lewis	Director	March 13, 2008
Steven M. Lewis

/s/ John K. Lloyd	Director	March 13, 2008
John K. Lloyd

/s/ George E. Norcross, III	Director	March 13, 2008
George E. Norcross, III

/s/ Daniel J. Ragone	Director	March 13, 2008
Daniel J. Ragone

/s/ William A. Schwartz Jr.	Director	March 13, 2008
William A. Schwartz Jr.

/s/ Joseph T. Tarquini Jr.	Director	March 13, 2008
Joseph T. Tarquini Jr.

/s/ Joseph S. Vassalluzzo	Director	March 13, 2008
Joseph S. Vassalluzzo